Form 10-Q
period 1995-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1995-05-01
CIK 722833

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    March 31, 1995
                         --------------


Commission file number   0-11962
                         -------


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
   --------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)



           Maryland                                         52-1311532
- -----------------------------------------              -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)



11200 Rockville Pike, Rockville, Maryland                     20852
- -----------------------------------------              -------------------
 (Address of principal executive officer)                   (Zip Code)



                                 (301) 468-9200
   --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                            Outstanding at March 31, 1995
- -------------------------               ----------------------------------
     (Not applicable)                             (Not applicable)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995



                                                            Page

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1995
             and December 31, 1994  . . . . . . . . . .        1

          Consolidated Statements of Operations - for
             the three months ended March 31, 1995
             and 1994 . . . . . . . . . . . . . . . . .        2

          Consolidated Statements of Cash Flows - for
             the three months ended March 31, 1995
             and 1994 . . . . . . . . . . . . . . . . .        3

          Notes to Consolidated Financial Statements  .        4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . .        8

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        10

Signature     . . . . . . . . . . . . . . . . . . . . .        11

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                        March 31,   December 31,
                                          1995         1994
                                      ------------  ------------
                                       (Unaudited)

Investments in partnerships           $ 30,272,882  $ 30,085,154
Cash and cash equivalents                2,626,733     2,681,974
Acquisition fees, principally paid
  to related parties, net of
  accumulated amortization of
  $407,070 and $397,948,
  respectively                             687,569       696,691
Property purchase costs, net of
  accumulated amortization of
  $363,659 and $355,253,
  respectively                             645,074       653,480
Other assets                                35,091        21,223
                                      ------------  ------------
      Total assets                    $ 34,267,349  $ 34,138,522
                                      ============  ============

                        LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships,
  net of unamortized discount on
  purchase money notes of
  $15,506,300 and $16,438,856,
  respectively                          20,676,140    19,743,584
Accrued interest payable                43,214,028    42,155,444
Accounts payable and accrued
  expenses                                  79,732        88,752
                                      ------------  ------------
      Total liabilities                 63,969,900    61,987,780
                                      ------------  ------------
Commitments and contingencies
Partners' capital (deficit):
  Capital paid-in:
    General Partners                         2,000         2,000
    Limited Partners                    60,001,500    60,001,500
                                      ------------  ------------
                                        60,003,500    60,003,500
                                      ------------  ------------
  Less:
    Accumulated distributions to
      partners                          (1,709,681)   (1,709,681)
    Offering costs                      (6,156,933)   (6,156,933)
    Accumulated losses                 (81,839,437)  (79,986,144)
                                      ------------  ------------

                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

      Total partners' deficit          (29,702,551)  (27,849,258)
                                      ------------  ------------
      Total liabilities and
        partners' deficit             $ 34,267,349  $ 34,138,522
                                      ============  ============


















































                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                      For the three months ended
                                               March 31,
                                      ---------------------------
                                          1995          1994
                                      ------------  ------------

Share of income from partnerships     $    531,150  $    337,653
                                      ------------  ------------
Other revenue and expenses:
 Revenue:
    Interest and other income               39,510        81,142
                                      ------------  ------------
 Expenses:
    Interest                             2,265,456     2,058,803
    Management fee                          75,000        75,000
    General and administrative              40,312        32,301
    Professional fees                       25,657        29,141
    Amortization                            17,528        17,528
                                      ------------  ------------
                                         2,423,953     2,212,773
                                      ------------  ------------
       Total other revenue and
         expenses                       (2,384,443)   (2,131,631)
                                      ------------  ------------
Net loss                                (1,853,293)   (1,793,978)
Accumulated losses, beginning of
  period                               (79,986,144)  (77,195,780)
                                      ------------  ------------
Accumulated losses, end of period     $(81,839,437) $(78,989,758)
                                      ============  ============
Loss allocated to General
  Partners (1.51%)                    $    (27,985) $    (27,089)
                                      ============  ============
Loss allocated to Initial and
  Special Limited
  Partners (1.49%)                    $    (27,614) $    (26,730)
                                      ============  ============
Loss allocated to Additional
  Limited Partners (97%)              $ (1,797,694) $ (1,740,159)
                                      ============  ============
Loss per unit of Additional Limited
  Partnership Interest based on
  60,000 units outstanding            $     (29.96) $     (29.00)
                                      ============  ============

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                      For the three months ended
                                               March 31,
                                      ---------------------------
                                          1995          1994
                                      ------------  ------------
Cash flows from operating
  activities:
  Net loss                            $ (1,853,293) $ (1,793,978)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Share of income from
      partnerships                        (531,150)     (337,653)
    Amortization of deferred
      costs                                 17,528        17,528
    Amortization of discount of
      purchase money notes                 932,556       611,025
    Payment of purchase money note
      interest                            (274,316)      (54,275)
    Changes in assets and
      liabilities:
      (Increase) decrease in other
        assets                             (13,868)      209,716
      Increase in accrued interest
        payable                          1,332,900     1,447,779
      Decrease in accounts payable
        and accrued expenses                (9,020)      (29,041)
                                      ------------  ------------
         Net cash (used in) provided
           by operating activities        (398,663)       71,101
                                      ------------  ------------
Cash flows from investing
  activities:
  Receipt of distributions from
    partnerships                           343,422       138,855
                                      ------------  ------------
Net (decrease) increase in cash
  and cash equivalents                     (55,241)      209,956
Cash and cash equivalents,
  beginning of period                    2,681,974     4,873,861
                                      ------------  ------------
Cash and cash equivalents,
  end of period                       $  2,626,733  $  5,083,817
                                      ============  ============








                   The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of March 31, 1995 and December 31, 1994, and its consolidated results of operations for the three months ended March 31, 1995 and 1994 and its consolidated cash flows for the three months ended March 31, 1995 and 1994.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Managing General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994.

     Certain amounts in the 1994 financial statements have been reclassified to conform to 1995 presentation.

2.   INVESTMENTS IN PARTNERSHIPS

     As of March 31, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $36,062,896 (exclusive of unamortized discount on purchase money notes of $15,506,300) plus accrued interest of $43,180,052, are payable upon the earlier of (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $12,061,070 mature in 1996. The remaining purchase money notes mature from 1997 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying-out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the proceeds to pay-off or buy-down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1995 and 1994 was $2,265,456 and $2,019,428, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three months ended March 31, 1995 and 1994 by $932,556 and $611,025, respectively.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     As of March 31, 1995 and December 31, 1994, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

     The local general partners of Kapetan Associates Limited Partnership (Congress Plaza) are currently negotiating a sale for Congress Plaza. On May 13, 1994, a contract for the sale of Congress Plaza was signed. However, as of April 24, 1995, certain contingencies have not been satisfied. The anticipated sales proceeds to the Partnership generated by the Congress Plaza transaction are expected to be sufficient to retire the purchase money note obligation of the Partnership with respect to such property. The sale is anticipated to be concluded in 1995; however, there is no assurance that the sale will be completed as expected.

     Many of the rental properties owned by the Local Partnerships have mortgages which were federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low- to moderate-income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of April 24, 1995, members of Congress are recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to redesigning the program. Substantial doubt exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program, or whether the program will continue at all.

     Many of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the Department of Housing and Urban Development (HUD) Section 8 program. The level of funding for the Section 8 program, and HUD insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     The following are combined statements of operations for the Local Partnerships in which the Partnership has invested. These statements are compiled from information supplied by the management agents of the projects and are unaudited.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                      For the three months ended
                                               March 31,
                                      ---------------------------
                                          1995          1994
                                      ------------  ------------
Revenue:
  Rental revenue                      $  7,978,801  $  7,646,587
  Other                                    349,882       361,622
                                      ------------  ------------
                                         8,328,683     8,008,209
                                      ------------  ------------

Expenses:
  Operating                              4,837,251     4,654,354
  Interest                               1,761,705     1,741,766
  Depreciation and amortization          1,427,601     1,433,352
                                      ------------  ------------

                                         8,026,557     7,829,472
                                      ------------  ------------

Net income                            $    302,126  $    178,737
                                      ============  ============


     As of March 31, 1995 and December 31, 1994, the Partnership's share of cumulative losses to date for ten and eight, respectively, of the thirty-five Local Partnerships exceeds the amount of the Partnership's investments in these Local Partnerships by $11,004,054 and $10,769,501, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED PARTY TRANSACTIONS

      In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. The Partnership paid $21,037 and $21,307 for the three months ended March 31, 1995 and 1994, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three-month periods ended March 31, 1995 and 1994.

     From April 1990 through January 1994, CRICO Management Corporation (CRICO), an affiliate of the Managing General Partner, provided consulting, accounting and other services to Walden Apartments. Fees paid or accrued to CRICO for

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   RELATED PARTY TRANSACTIONS - Continued

these services amounted to $12,278 for the month ended January 31, 1994. On February 1, 1994, CRICO contributed its property management and/or consulting contracts and personnel to CAPREIT Residential Corporation (CAPREIT). CAPREIT was formed by CRI but is not currently owned or controlled by CRI and/or its affiliates. On April 12, 1995, HUD approved CAPREIT as the new management agent.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     Capital Realty Investors-III Limited Partnership's (the Partnership) liquidity, with cash resources of $2,626,733 and $2,681,974 as of March 31, 1995 and December 31, 1994, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of April 24, 1995, there are no material commitments for capital expenditures.

     As of March 31, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $36,062,896 (exclusive of unamortized discount on purchase money notes of $15,506,300) plus accrued interest of $43,180,052, are payable upon the earlier of (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $12,061,070 mature in 1996. The remaining purchase money notes mature from 1997 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying-out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the proceeds to pay-off or buy-down certain purchase money note obligations.

     As of March 31, 1995 and December 31, 1994, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating
 requirements.   For the three months ended March 31, 1995, the receipt of
distributions from Local Partnerships was supplemented by existing cash and cash equivalents to support operating cash requirements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------------------

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended March 31, 1995 increased from the comparable period in 1994 primarily due to an increase in purchase money note interest expense as a result of the amortization of imputed interest. Contributing to the increase in the Partnership's net loss was a decrease in interest and other income related to the receipt in 1994 of the outstanding receivable and accrued interest from Arbor Club. Partially offsetting the increase in net loss was an increase in share of income from Local Partnerships principally due to increases in occupancy at three properties.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment. As a result, the Partnership's recognized income for the three months ended March 31, 1995 did not include losses of $234,553 compared to excluded losses of $161,064 for the three months ended March 31, 1994.

     The local general partners of Kapetan Associates Limited Partnership (Congress Plaza) are currently negotiating a sale for Congress Plaza. On May 13, 1994, a contract for the sale of Congress Plaza was signed. However, as of April 24, 1995, certain contingencies have not been satisfied. The anticipated sales proceeds to the Partnership generated by the Congress Plaza transaction are expected to be sufficient to retire the purchase money note obligation of the Partnership with respect to such property. The sale is anticipated to be concluded in 1995; however, there is no assurance that the sale will be completed as expected.

     Many of the rental properties owned by the Local Partnerships have mortgages which were federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low- to moderate-income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of April 24, 1995, members of Congress are recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to redesigning the program. Substantial doubt exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program, or whether the program will continue at all.

     Many of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the Department of Housing and Urban Development (HUD) Section 8 program. The level of funding for the Section 8 program, and HUD insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------------------

reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     No other significant changes in the Partnership's operations have taken place during this period.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1995.

     All other items are not applicable.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CAPITAL REALTY INVESTORS-III
                                   LIMITED PARTNERSHIP
                                       (Registrant)


                              By:  C.R.I., Inc.
                                   Managing General Partner


May 1, 1995                        /s/ Richard J. Palmer
- -----------------------            ------------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the
                                     Registrant and as Principal
                                     Accounting Officer