Form 10-Q
period 1995-06-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1995-07-18
CIK 722833

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1995
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
[X] Yes  [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                            Outstanding at June 30, 1995
- -------------------------               ----------------------------------
     (Not applicable)                             (Not applicable)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1995



                                                            Page

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1995
             and December 31, 1994  . . . . . . . . . .        1

          Consolidated Statements of Operations - for
             the three and six months ended June 30, 1995
             and 1994 . . . . . . . . . . . . . . . . .        3

          Consolidated Statements of Cash Flows - for
             the six months ended June 30, 1995
             and 1994 . . . . . . . . . . . . . . . . .        7

          Notes to Consolidated Financial Statements  .        9

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . .        13

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        15

Signature     . . . . . . . . . . . . . . . . . . . . .        16

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             June 30,     December 31,
                                               1995          1994
                                           ------------   ------------
                                            (Unaudited)
Investments in partnerships                $ 30,021,192   $ 30,085,154
Cash and cash equivalents                     2,908,262      2,681,974
Acquisition fees, principally paid
  to related parties, net of
  accumulated amortization of
  $416,192 and $397,948,
  respectively                                  678,447        696,691
Property purchase costs, net of
  accumulated amortization of
  $372,065 and $355,253,
  respectively                                  636,668        653,480
Other assets                                     46,111         21,223
                                           ------------   ------------
      Total assets                         $ 34,290,680   $ 34,138,522
                                           ============   ============



























                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND PARTNERS' DEFICIT

                                             June 30,     December 31,
                                               1995          1994
                                           ------------   ------------
                                            (Unaudited)
Due on investments in partnerships,
  net of unamortized discount on
  purchase money notes of
  $14,573,744 and $16,438,856,
  respectively                             $ 21,608,696   $ 19,743,584
Accrued interest payable                     44,419,974     42,155,444
Accounts payable and accrued
  expenses                                       99,178         88,752
                                           ------------   ------------
      Total liabilities                      66,127,848     61,987,780
                                           ------------   ------------
Commitments and contingencies
Partners' capital (deficit):
  Capital paid-in:
    General Partners                              2,000          2,000
    Limited Partners                         60,001,500     60,001,500
                                           ------------   ------------
                                             60,003,500     60,003,500
                                           ------------   ------------
  Less:
    Accumulated distributions to
      partners                               (1,709,681)    (1,709,681)
    Offering costs                           (6,156,933)    (6,156,933)
    Accumulated losses                      (83,974,054)   (79,986,144)
                                           ------------   ------------
      Total partners' deficit               (31,837,168)   (27,849,258)
                                           ------------   ------------
      Total liabilities and
        partners' deficit                  $ 34,290,680   $ 34,138,522
                                           ============   ============












                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                            For the three months ended
                                                      June 30,
                                           ----------------------------
                                               1995           1994
                                           ------------   ------------
Share of income from partnerships          $    235,460   $  1,896,903
                                           ------------   ------------

Other revenue and expenses:

 Revenue:
    Interest and other income                    41,998         51,388
                                           ------------   ------------

 Expenses:
    Interest                                  2,265,656      1,978,736
    Management fee                               75,000         75,000
    General and administrative                   27,814         50,614
    Professional fees                            26,077         40,591
    Amortization                                 17,528         17,528
                                           ------------   ------------

                                              2,412,075      2,162,469
                                           ------------   ------------
       Total other revenue and
         expenses                            (2,370,077)    (2,111,081)
                                           ------------   ------------

Loss before early extinguishment of
  debt                                       (2,134,617)      (214,178)

Gain on early extinguishment of debt                 --      3,052,664
                                           ------------   ------------

Net (loss) income                            (2,134,617)     2,838,486

Accumulated losses, beginning of
  period                                    (81,839,437)   (78,989,758)
                                           ------------   ------------
Accumulated losses, end of period          $(83,974,054)  $(76,151,272)
                                           ============   ============





                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                   (Unaudited)




                                            For the three months ended
                                                      June 30,
                                           ----------------------------
                                               1995           1994
                                           ------------   ------------
(Loss) income allocated to General
  Partners (1.51%)                         $    (32,232)  $     42,861
                                           ============   ============

(Loss) income allocated to Initial and
  Special Limited Partners (1.49%)         $    (31,806)  $     42,293
                                           ============   ============

(Loss) income allocated to Additional
  Limited Partners (97%)                   $ (2,070,579)  $  2,753,332
                                           ============   ============

(Loss) income per unit of Additional
  Limited Partnership Interest based
  on 60,000 units outstanding              $     (34.51)  $      45.89
                                           ============   ============






















                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                             For the six months ended
                                                      June 30,
                                           ----------------------------
                                               1995           1994
                                           ------------   ------------
Share of income from partnerships          $    766,610   $  2,234,556
                                           ------------   ------------

Other revenue and expenses:

 Revenue:
    Interest and other income                    81,508        132,530
                                           ------------   ------------

 Expenses:
    Interest                                  4,531,112      4,037,539
    Management fee                              150,000        150,000
    General and administrative                   68,126         82,915
    Professional fees                            51,734         69,732
    Amortization                                 35,056         35,056
                                           ------------   ------------
                                              4,836,028      4,375,242
                                           ------------   ------------

       Total other revenue and expenses      (4,754,520)    (4,242,712)
                                           ------------   ------------

Loss before early extinguishment of
  debt                                       (3,987,910)    (2,008,156)

Gain on early extinguishment of debt                 --      3,052,664
                                           ------------   ------------

Net (loss) income                            (3,987,910)     1,044,508

Accumulated losses, beginning of period     (79,986,144)   (77,195,780)
                                           ------------   ------------

Accumulated losses, end of period          $(83,974,054)  $(76,151,272)
                                           ============   ============




                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                   (Unaudited)


                                             For the six months ended
                                                      June 30,
                                           ----------------------------
                                               1995           1994
                                           ------------   ------------
(Loss) income allocated to General
  Partners (1.51%)                         $    (60,217)  $     15,772
                                           ============   ============

(Loss) income allocated to Initial and
  Special Limited Partners (1.49%)         $    (59,420)  $     15,563
                                           ============   ============

(Loss) income allocated to Additional
  Limited Partners (97%)                   $ (3,868,273)  $  1,013,173
                                           ============   ============

(Loss) income per unit of Additional
  Limited Partnership Interest based
  on 60,000 units outstanding              $     (64.47)  $      16.89
                                           ============   ============
























                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                            For the six months ended
                                                     June 30,
                                           ---------------------------
                                               1995           1994
                                           ------------   ------------
Cash flows from operating activities:
  Net (loss) income                        $ (3,987,910)  $  1,044,508

  Adjustments to reconcile net (loss)
    income to net cash used in operating
    activities:
    Share of income from partnerships          (766,610)    (2,234,556)
    Amortization of deferred costs               35,056         35,056
    Amortization of discount of purchase
      money notes                             1,865,112      1,206,821
    Gain on early extinguishment of debt             --     (3,052,664)
    Payment of interest on notes payable             --        (80,064)
    Payment of purchase money note
      interest                                 (401,469)      (291,759)

    Changes in assets and liabilities:
      (Increase) decrease in other assets       (24,888)       212,455
      Increase in accrued interest
        payable                               2,665,999      2,830,720
      Increase in accounts
        payable and accrued expenses             10,426          6,375
                                           ------------   ------------

        Net cash used in operating
          activities                           (604,284)      (323,108)
                                           ------------   ------------

Cash flows from investing activities:
  Receipt of distributions from
    partnerships                                830,572      3,971,594
                                           ------------   ------------









                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                   (Unaudited)



                                             For the six months ended
                                                      June 30,
                                           ----------------------------
                                               1995           1994
                                           ------------   ------------

Cash flows from financing activities:
  Pay-off of purchase money note                     --     (3,387,382)
  Pay-off of note payable                            --     (2,100,000)
                                           ------------   ------------
    Net cash used in financing
      activities                                     --     (5,487,382)
                                           ------------   ------------
Net increase (decrease) in cash and cash
  equivalents                                   226,288     (1,838,896)

Cash and cash equivalents, beginning of
  period                                      2,681,974      4,873,861
                                           ------------   ------------
Cash and cash equivalents, end of period   $  2,908,262   $  3,034,965
                                           ============   ============























                   The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of June 30, 1995 and December 31, 1994, and its consolidated results of operations for the three and six months ended June 30, 1995 and 1994 and its consolidated cash flows for the six months ended June 30, 1995 and 1994.

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

     Certain amounts in the 1994 financial statements have been reclassified.

2.   INVESTMENTS IN PARTNERSHIPS

     As of June 30, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $36,062,896 (exclusive of unamortized discount on purchase money notes of $14,573,744) plus accrued interest of $44,385,998, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $12,061,070 mature in 1996, as discussed below. The remaining purchase money notes mature from 1997 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1995 was $2,265,656 and $4,531,112, respectively, and for the three and six months ended June 30, 1994 was $1,922,156 and $3,941,584, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three and six months ended June 30, 1995 by $932,556 and $1,865,112, respectively, and by $595,796 and
$1,206,821 during the three and six months ended June 30, 1994, respectively.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     As of June 30, 1995 and December 31, 1994, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

     The local general partners of Kapetan Associates Limited Partnership (Congress Plaza) had been negotiating a sale for Congress Plaza. Because certain contingencies were not satisfied, the offer to purchase the property has expired and negotiations have ended.

     New Fifth Lakewood Associates Limited Partnership (Walden Apartments) was notified by HUD that HUD plans to offer its mortgage loan for sale in July 1995. If the mortgage is sold by HUD, a new mortgagee would service the loan and Walden Apartments would no longer be subject to HUD regulatory requirements.

     Many of the rental properties owned by the Local Partnerships have mortgages which were federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of July 14, 1995, members of Congress are recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the program. Substantial uncertainty exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program or as to whether the program will continue at all.

     Many of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the Department of Housing and Urban Development (HUD) Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     Purchase money notes, plus accrued interest, relating to the following properties mature in 1996:

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued


     Property                    Principal Amount        Maturity Date
     --------                    ----------------        -------------
     Briar Crest I               $    525,050            January 1, 1996
     Briar Crest II                   415,920            January 1, 1996
     Briar Hills                      458,100            January 1, 1996
     Indian Hills                     327,000            January 1, 1996
     Park Heights Tower             2,135,000            January 1, 1996
     Village Squire I & II          3,660,000            March 1, 1996
     Village Squire III             2,440,000            March 1, 1996
     Cedar Valley                   2,100,000            May 1, 1996

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations, as discussed above. There is no assurance that any offer to the noteholders will be accepted.

     The following are combined statements of operations for the Local Partnerships in which the Partnership has invested. These statements are compiled from information supplied by the management agents of the projects and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                           For the three months ended
                                                    June 30,
                                           ---------------------------
                                               1995           1994
                                           ------------   ------------
Revenue:
  Rental revenue                           $  8,132,593   $  7,887,096
  Other                                         381,818        360,006
                                           ------------   ------------
                                              8,514,411      8,247,102
                                           ------------   ------------
Expenses:
  Operating                                   5,322,663      5,328,387
  Interest                                    1,761,705      1,741,769
  Depreciation and amortization               1,427,604      1,433,358
                                           ------------   ------------
                                              8,511,972      8,503,514
                                           ------------   ------------
Net income (loss)                          $      2,439   $   (256,412)
                                           ============   ============

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                            For the six months ended
                                                     June 30,
                                           --------------------------
                                               1995           1994
                                           ------------   ------------
Revenue:
  Rental revenue                           $ 16,111,394   $ 15,533,683
  Other                                         731,700        721,628
                                           ------------   ------------
                                             16,843,094     16,255,311
                                           ------------   ------------
Expenses:
  Operating                                  10,159,914      9,982,741
  Interest                                    3,523,410      3,483,535
  Depreciation and amortization               2,855,205      2,866,710
                                           ------------   ------------
                                             16,538,529     16,332,986
                                           ------------   ------------
Net income (loss)                          $    304,565   $    (77,675)
                                           ============   ============

     As of June 30, 1995 and December 31, 1994, the Partnership's share of cumulative losses to date for ten and eight, respectively, of the thirty-five Local Partnerships exceeds the amount of the Partnership's investments in these Local Partnerships by $11,238,615 and $10,769,501, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED PARTY TRANSACTIONS

      In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. The Partnership paid $24,733 and $45,770 for the three and six months ended June 30, 1995, respectively, and $33,152 and $54,459 for the three and six months ended June 30, 1994, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership paid the Managing General Partner a Management Fee of $75,000 and $150,000 for the three and six months, respectively, ended June 30, 1995 and 1994.

     From April 1990 through January 1994, CRICO Management Corporation (CRICO), an affiliate of the Managing General Partner, provided consulting, accounting and other services to Walden Apartments. Fees paid or accrued to CRICO for these services amounted to $12,278 for the month ended January 31, 1994. On February 1, 1994, CRICO contributed its property management and/or consulting contracts and personnel to CAPREIT Residential Corporation (CAPREIT). CAPREIT was formed by CRI but is not currently owned or controlled by CRI and/or its affiliates. On April 12, 1995, HUD approved CAPREIT as the new management agent.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     Capital Realty Investors-III Limited Partnership's (the Partnership) liquidity, with cash resources of $2,908,262 and $2,681,974 as of June 30, 1995 and December 31, 1994, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of July 14, 1995, there are no material commitments for capital expenditures.

     As of June 30, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $36,062,896 (exclusive of unamortized discount on purchase money notes of $14,573,744) plus accrued interest of $44,385,998, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $12,061,070 mature in 1996, as discussed below. The remaining purchase money notes mature from 1997 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the proceeds to pay off or buy down certain purchase money note obligations.

     As of June 30, 1995 and December 31, 1994, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

     Purchase money notes, plus accrued interest, relating to the following properties mature in 1996:


     Property                    Principal Amount        Maturity Date
     --------                    ----------------        -------------
     Briar Crest I                 $  525,050            January 1, 1996
     Briar Crest II                   415,920            January 1, 1996
     Briar Hills                      458,100            January 1, 1996
     Indian Hills                     327,000            January 1, 1996
     Park Heights Tower             2,135,000            January 1, 1996
     Village Squire I & II          3,660,000            March 1, 1996
     Village Squire III             2,440,000            March 1, 1996
     Cedar Valley                   2,100,000            May 1, 1996

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------------------

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations, as discussed above. There is no assurance that any offer to the noteholders will be accepted.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three and six months ended June 30, 1995 increased from the comparable periods in 1994 primarily due to the extraordinary gain on early extinguishment of the Arboretum Village purchase money note in 1994. Contributing to the increase in net loss was a decrease in income from the Local Partnerships, resulting principally from the receipt of a distribution in 1994 in excess of the Partnership's basis due to the refinancing of the Arboretum Village first mortgage. This decrease in income from the Local Partnerships was partially offset by an increase in rental revenues at three properties and a decrease in operating expenses at another property. Also contributing to the increase in the Partnership's net loss was an increase in purchase money note interest expense as a result of the amortization of imputed interest, and a decrease in interest and other income related to the receipt in 1994 of the outstanding receivable and accrued interest from Arbor Club. Partially offsetting the increase in net loss was a decrease in professional fees resulting from lower appraisal and legal fees, as well as a decrease in general and administrative expenses, primarily due to decreased annual report printing costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment. As a result, the Partnership's recognized income for the three and six months ended June 30, 1995 did not include losses of $234,561 and $469,114 compared to excluded losses of $161,070 and $322,134 for the three and six months ended June 30, 1994, respectively.

     The local general partners of Kapetan Associates Limited Partnership (Congress Plaza) had been negotiating a sale for Congress Plaza. Because certain contingencies were not satisfied, the offer to purchase the property has expired and negotiations have ended.

     New Fifth Lakewood Associates Limited Partnership (Walden Apartments) was notified by HUD that HUD plans to offer its mortgage loan for sale in July 1995. If the mortgage is sold by HUD, a new mortgagee would service the loan and Walden Apartments would no longer be subject to HUD regulatory requirements.

     Many of the rental properties owned by the Local Partnerships have mortgages which were federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------------------

buyers or obtaining supplemental financing for the property. As of July 14, 1995, members of Congress are recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the program. Substantial uncertainty exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program or as to whether the program will continue at all.

     Many of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the Department of Housing and Urban Development (HUD) Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     No other significant changes in the Partnership's operations have taken place during this period.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1995.

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


July 18, 1995                      /s/ Richard J. Palmer
- -----------------------            ------------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the
                                     Registrant and as Principal
                                     Accounting Officer