Form 10-Q
period 1995-09-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1995-10-17
CIK 722833

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1995
                         ------------------


Commission file number   0-11962
                         -------


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
   --------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)



           Maryland                                         52-1311532
-----------------------------------------              -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)



11200 Rockville Pike, Rockville, Maryland                     20852
-----------------------------------------              -------------------
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


          Class                         Outstanding at September 30, 1995
-------------------------               ----------------------------------
     (Not applicable)                             (Not applicable)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995



                                                                   Page
                                                                   ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1995
             and December 31, 1994  . . . . . . . . . . . . .       1

          Consolidated Statements of Operations - for
             the three and nine months ended September 30, 1995
             and 1994 . . . . . . . . . . . . . . . . . . . .       3

          Consolidated Statements of Cash Flows - for
             the nine months ended September 30, 1995
             and 1994 . . . . . . . . . . . . . . . . . . . .       7

          Notes to Consolidated Financial Statements  . . . .       9

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . .       15

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       19

Signature     . . . . . . . . . . . . . . . . . . . . . . . .       20

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                           September 30,  December 31,
                                               1995          1994
                                           -------------  ------------
                                            (Unaudited)
Investments in partnerships                $ 30,576,262   $ 30,085,154
Cash and cash equivalents                     2,993,918      2,681,974
Acquisition fees, principally paid
  to related parties, net of
  accumulated amortization of
  $425,314 and $397,948,
  respectively                                  669,325        696,691
Property purchase costs, net of
  accumulated amortization of
  $380,471 and $355,253,
  respectively                                  628,262        653,480
Other assets                                     54,627         21,223
                                           ------------   ------------
      Total assets                         $ 34,922,394   $ 34,138,522
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                     CONSOLIDATED BALANCE SHEETS - Continued

                        LIABILITIES AND PARTNERS' DEFICIT

                                           September 30,  December 31,
                                               1995          1994
                                           -------------  ------------
                                            (Unaudited)
Due on investments in partnerships,
  net of unamortized discount on
  purchase money notes of
  $13,641,188 and $16,438,856,
  respectively                             $ 22,541,252   $ 19,743,584
Accrued interest payable                     45,738,007     42,155,444
Accounts payable and accrued
  expenses                                      130,900         88,752
                                           ------------   ------------
      Total liabilities                      68,410,159     61,987,780
                                           ------------   ------------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid-in:
    General Partners                              2,000          2,000
    Limited Partners                         60,001,500     60,001,500
                                           ------------   ------------
                                             60,003,500     60,003,500

  Less:
    Accumulated distributions to
      partners                               (1,709,681)    (1,709,681)
    Offering costs                           (6,156,933)    (6,156,933)
    Accumulated losses                      (85,624,651)   (79,986,144)
                                           ------------   ------------
      Total partners' deficit               (33,487,765)   (27,849,258)
                                           ------------   ------------
      Total liabilities and
        partners' deficit                  $ 34,922,394   $ 34,138,522
                                           ============   ============











                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                            For the three months ended
                                                    September 30,
                                           ----------------------------
                                               1995           1994
                                           ------------   ------------
Share of income from partnerships          $    711,770   $    783,867
                                           ------------   ------------

Other revenue and expenses:

 Revenue:
    Interest and other income                    42,886         33,139
                                           ------------   ------------

 Expenses:
    Interest                                  2,265,855      1,809,462
    Management fee                               75,000         75,000
    Professional fees                            24,470         38,138
    General and administrative                   22,400         15,167
    Amortization                                 17,528         17,528
                                           ------------   ------------

                                              2,405,253      1,955,295
                                           ------------   ------------
       Total other revenue and expenses      (2,362,367)    (1,922,156)
                                           ------------   ------------

Loss before early extinguishment of debt     (1,650,597)    (1,138,289)

Gain on early extinguishment of debt                 --             --
                                           ------------   ------------

Net loss                                     (1,650,597)    (1,138,289)

Accumulated losses, beginning of period     (83,974,054)   (76,151,272)
                                           ------------   ------------
Accumulated losses, end of period          $(85,624,651)  $(77,289,561)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                   (Unaudited)




                                            For the three months ended
                                                    September 30,
                                           ----------------------------
                                               1995           1994
                                           ------------   ------------
Loss allocated to General
  Partners (1.51%)                         $    (24,924)  $    (17,188)
                                           ============   ============

Loss allocated to Initial and
  Special Limited Partners (1.49%)         $    (24,594)  $    (16,961)
                                           ============   ============

Loss allocated to Additional
  Limited Partners (97%)                   $ (1,601,079)  $ (1,104,140)
                                           ============   ============

Loss per unit of Additional
  Limited Partnership Interest based
  on 60,000 units outstanding              $     (26.69)  $     (18.40)
                                           ============   ============






















                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                             For the nine months ended
                                                    September 30,
                                           ----------------------------
                                               1995           1994
                                           ------------   ------------
Share of income from partnerships          $  1,478,380   $  3,018,423
                                           ------------   ------------

Other revenue and expenses:

 Revenue:
    Interest and other income                   124,394        165,669
                                           ------------   ------------

 Expenses:
    Interest                                  6,796,967      5,847,001
    Management fee                              225,000        225,000
    Professional fees                            76,204        107,870
    General and administrative                   90,526         98,082
    Amortization                                 52,584         52,584
                                           ------------   ------------
                                              7,241,281      6,330,537
                                           ------------   ------------

       Total other revenue and expenses      (7,116,887)    (6,164,868)
                                           ------------   ------------

Loss before early extinguishment of debt     (5,638,507)    (3,146,445)

Gain on early extinguishment of debt                 --      3,052,664
                                           ------------   ------------

Net loss                                     (5,638,507)       (93,781)

Accumulated losses, beginning of period     (79,986,144)   (77,195,780)
                                           ------------   ------------

Accumulated losses, end of period          $(85,624,651)  $(77,289,561)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                   (Unaudited)


                                             For the nine months ended
                                                    September 30,
                                           ----------------------------
                                               1995           1994
                                           ------------   ------------
Loss allocated to General
  Partners (1.51%)                         $    (85,141)  $     (1,416)
                                           ============   ============

Loss allocated to Initial and
  Special Limited Partners (1.49%)         $    (84,014)  $     (1,397)
                                           ============   ============

Loss allocated to Additional
  Limited Partners (97%)                   $ (5,469,352)  $    (90,968)
                                           ============   ============

Loss per unit of Additional
  Limited Partnership Interest based
  on 60,000 units outstanding              $     (91.16)  $      (1.52)
                                           ============   ============
























                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                            For the nine months ended
                                                   September 30,
                                           ---------------------------
                                               1995           1994
                                           ------------   ------------
Cash flows from operating activities:
  Net loss                                 $ (5,638,507)  $    (93,781)

  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Share of income from partnerships        (1,478,380)    (3,018,423)
    Amortization of deferred costs               52,584         52,584
    Amortization of discount on purchase
      money notes                             2,797,668      1,720,239
    Gain on early extinguishment of debt             --     (3,052,664)
    Payment of interest on notes payable             --        (80,063)
    Payment of purchase money note
      interest                                 (416,736)      (433,293)

    Changes in assets and liabilities:
      (Increase) decrease in other assets       (33,404)       213,713
      Increase in accrued interest
        payable                               3,999,299      4,126,764
      Increase in accounts
        payable and accrued expenses             42,148          1,257
                                           ------------   ------------

        Net cash used in operating
          activities                           (675,328)      (563,667)
                                           ------------   ------------

Cash flows from investing activities:
  Receipt of distributions from
    partnerships                                987,272      4,277,424
                                           ------------   ------------









                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                   (Unaudited)



                                            For the nine months ended
                                                    September 30,
                                           ----------------------------
                                               1995           1994
                                           ------------   ------------
Cash flows from financing activities:
  Pay-off of purchase money note                     --     (3,387,382)
  Payment of purchase money note
    principal                                        --       (300,000)
  Pay-off of note payable                            --     (2,100,000)
                                           ------------   ------------
    Net cash used in financing
      activities                                     --     (5,787,382)
                                           ------------   ------------
Net increase (decrease) in cash and cash
  equivalents                                   311,944     (2,073,625)

Cash and cash equivalents, beginning of
  period                                      2,681,974      4,873,861
                                           ------------   ------------
Cash and cash equivalents, end of period   $  2,993,918   $  2,800,236
                                           ============   ============






















                   The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of September 30, 1995 and December 31, 1994, and its consolidated results of operations for the three and nine months ended September 30, 1995 and 1994 and its consolidated cash flows for the nine months ended September 30, 1995 and 1994.

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

2.   INVESTMENTS IN PARTNERSHIPS

     As of September 30, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $36,062,896 (exclusive of unamortized discount on purchase money notes of $13,641,188) plus accrued interest of $45,704,031, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $12,061,070 mature in 1996, as discussed below. The remaining purchase money notes mature from 1997 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30, 1995 was $2,265,855 and $6,796,967, respectively, and for the three and nine months ended September 30, 1994 was $1,787,567 and $5,729,151, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three and nine months ended September 30, 1995 by $932,556 and $2,797,668, respectively, and by

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

$513,418 and $1,720,239 during the three and nine months ended September 30, 1994, respectively.

     As of September 30, 1995 and December 31, 1994, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

     The local general partners of Kapetan Associates Limited Partnership (Congress Plaza) had been negotiating a sale for Congress Plaza. Because certain contingencies were not satisfied, the offer to purchase the property has expired and negotiations have ended.

     In September 1995, the Department of Housing and Urban Development (HUD) sold the mortgage of New Fifth Lakewood Associates Limited Partnership (Walden Apartments) to a new mortgagee. The new mortgagee will now service the loan and Walden Apartments will no longer be subject to HUD regulatory requirements.

     Many of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of October 10, 1995, members of Congress were recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the program. Substantial uncertainty exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program or as to whether the program will continue at all.

     Many of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

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

     As noted above, the purchase money notes relating to Village Squire I & II and Village Squire III mature on March 1, 1996. The local general partner of these properties and the Managing General Partner are working together to refinance the existing first mortgages, which is expected to provide sufficient proceeds to the Partnership to pay off the related purchase money notes at a slight discount. There is no assurance that the necessary financing for the first mortgages can be obtained or that the offer to the purchase money noteholders to accept a discounted payoff will be accepted. Therefore, there is no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and collateralized solely by the Partnership's interest in the Local Partnerships. Therefore, should the investment in Village Squire I & II and/or Village Squire III not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which at September 30, 1995, was approximately 15% of the total investment in Local Partnerships.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's other long-term debt obligations maturing in 1996, as discussed above. There is no assurance that any offer to the noteholders will be accepted. Therefore, there is no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and collateralized solely by the Partnership's interest in the Local Partnerships. Should the investment in any of the above listed Local Partnership's, excluding Indian Hills, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in all of these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which at September 30, 1995, was approximately 14% of the total investment in Local Partnerships. In the case of Indian Hills, the carrying amount of the investment exceeds the amount of nonrecourse indebtedness, however, the Partnership's exposure to loss is limited to this excess, which at September 30, 1995 was approximately $900,000.

     The following are combined statements of operations for the Local Partnerships in which the Partnership has invested. These statements are compiled from information supplied by the management agents of the projects and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                For the three months ended    For the nine months ended
                       September 30,                 September 30,
                ---------------------------   ---------------------------
                    1995           1994           1995          1994
                ------------   ------------   ------------   ------------
Revenue:
  Rental
    revenue     $  8,177,523   $  7,962,045   $ 24,288,917   $ 23,495,728
  Other              368,877        421,699      1,100,577      1,143,327
                ------------   ------------   ------------   ------------
                   8,546,400      8,383,744     25,389,494     24,639,055
                ------------   ------------   ------------   ------------
Expenses:
  Operating        4,873,648      4,576,318     15,033,562     14,559,059
  Interest         1,761,699      1,741,761      5,285,109      5,225,296
  Depreciation
    and amorti-
    zation         1,427,593      1,433,344      4,282,798      4,300,054
                ------------   ------------   ------------   ------------
                   8,062,940      7,751,423     24,601,469     24,084,409
                ------------   ------------   ------------   ------------
Net income      $    483,460   $    632,321   $    788,025   $    554,646
                ============   ============   ============   ============

     As of September 30, 1995 and December 31, 1994, the Partnership's share of cumulative losses to date for ten and eight, respectively, of the thirty-five Local Partnerships exceeds the amount of the Partnership's investments in these Local Partnerships by $11,473,166 and $10,769,501, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


3.   RELATED-PARTY TRANSACTIONS

      In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. The Partnership paid $12,752 and $58,522 for the three and nine months ended September 30, 1995, respectively, and $23,902 and $78,361 for the three and nine months ended September 30, 1994, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership paid the Managing General Partner a Management Fee of $75,000 and $225,000 for the three and nine months, respectively, ended September 30, 1995 and 1994.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     Capital Realty Investors-III Limited Partnership's (the Partnership) liquidity, with cash resources of $2,993,918 and $2,681,974 as of September 30, 1995 and December 31, 1994, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of October 10, 1995, there are no material commitments for capital expenditures.

     As of September 30, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $36,062,896 (exclusive of unamortized discount on purchase money notes of $13,641,188) plus accrued interest of $45,704,031, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $12,061,070 mature in 1996, as discussed below. The remaining purchase money notes mature from 1997 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     As of September 30, 1995 and December 31, 1994, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

     Purchase money notes, plus accrued interest, relating to the following properties mature in 1996:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


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

     As noted above, the purchase money notes relating to Village Squire I & II and Village Squire III mature on March 1, 1996. The local general partner of these properties and the Managing General Partner are working together to refinance the existing first mortgages, which is expected to provide sufficient proceeds to the Partnership to pay off the related purchase money notes at a slight discount. There is no assurance that the necessary financing for the first mortgages can be obtained or that the offer to the purchase money noteholders to accept a discounted payoff will be accepted. Therefore, there is no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and collateralized solely by the Partnership's interest in the Local Partnerships. Therefore, should the investment in Village Squire I & II and/or Village Squire III not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which at September 30, 1995, was approximately 15% of the total investment in Local Partnerships.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's other long-term debt obligations maturing in 1996, as discussed above. There is no assurance that any offer to the noteholders will be accepted. Therefore, there is no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and collateralized solely by the Partnership's interest in the Local Partnerships. Should the investment in any of the above listed Local Partnership's, excluding Indian Hills, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Partnership. However, should the Partnership be unable to retain its interest in all of these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which at September 30, 1995, was approximately 14% of the total investment in Local Partnerships. In the case of Indian Hills, the carrying amount of the investment exceeds the amount of nonrecourse indebtedness, however, the Partnership's exposure to loss is limited to this excess, which at September 30, 1995 was approximately $900,000.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended September 30, 1995 increased from the comparable period in 1994 primarily due to an increase in purchase money note interest expense as a result of the amortization of imputed interest. Contributing to the increase in net loss was a decrease in income from Local Partnerships primarily resulting from increased operating expenses at two properties and increased interest expense at another property, which were partially offset by an increase in rental revenues at three properties and a decrease in interest expense at one property. Also contributing to the increase in net loss was an increase in general and administrative expenses, resulting from the recognition of decreased annual report printing costs in the third quarter of 1994. Partially offsetting the increase in net loss was a decrease in professional fees resulting from lower appraisal and legal fees.

     The Partnership's net loss for the nine months ended September 30, 1995 increased from the comparable periods in 1994 primarily due to the extraordinary gain on early extinguishment of the Arboretum Village purchase money note in 1994. Contributing to the increase in net loss was a decrease in income from the Local Partnerships, resulting principally from the receipt of a distribution in 1994 in excess of the Partnership's basis due to the refinancing of the Arboretum Village first mortgage. This decrease in income from the Local Partnerships was partially offset by an increase in rental revenues at three properties and a decrease in interest expense at one property, as discussed above. Also contributing to the increase in the Partnership's net loss was an increase in purchase money note interest expense as a result of the amortization of imputed interest, and a decrease in interest and other income related to the receipt in 1994 of the outstanding receivable and accrued interest from Arbor
Club.   Partially offsetting the increase in net loss was a decrease in professional fees, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment. As a result, the Partnership's recognized income for the three and nine months ended September 30, 1995 did not include losses of $234,551 and $703,665 compared to excluded losses of $161,065 and $483,199 for the three and nine months ended September 30, 1994, respectively.

     The local general partners of Kapetan Associates Limited Partnership (Congress Plaza) had been negotiating a sale for Congress Plaza. Because

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

certain contingencies were not satisfied, the offer to purchase the property has expired and negotiations have ended.

     In September 1995, the Department of Housing and Urban Development (HUD) sold the mortgage of New Fifth Lakewood Associates Limited Partnership (Walden Apartments) to a new mortgagee. The new mortgagee will now service the loan and Walden Apartments will no longer be subject to HUD regulatory requirements.

     Many of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of October 10, 1995, members of Congress were recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the program. Substantial uncertainty exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program or as to whether the program will continue at all.

     Many of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     No other significant changes in the Partnership's operations have taken place during this period.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1995.

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


October 17, 1995                   /s/ Richard J. Palmer
-----------------------            ------------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the
                                     Registrant and as Principal
                                     Accounting Officer