Form 10-K
period 1995-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1996-03-26
CIK 722833

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995
                              -----------------

Commission file number             0-11962
                              -----------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Maryland                               52-1311532
----------------------------------------------    ---------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

11200 Rockville Pike, Rockville, Maryland                20852
---------------------------------------------     ---------------------
(Address of principal executive offices)               (Zip Code)


(Registrant's telephone number,
including area code)                                 (301) 468-9200
                                                  ---------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
             Title of each class                  on which registered
---------------------------------------------     ---------------------
                  NONE                                    N/A


           Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS
-------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

     The partnership interests of the Registrant are not traded in any market. Therefore, the partnership interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                         1995 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                      -----


                                                                 Page
                                                                 ----

Item 1.  Business   . . . . . . . . . . . . . . . . . . . .      I-1
Item 2.  Properties   . . . . . . . . . . . . . . . . . . .      I-7
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . .      I-7
Item 4.  Submission of Matters to a Vote
           of Security Holders  . . . . . . . . . . . . . .      I-7


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters  . . .      II-1
Item 6.  Selected Financial Data  . . . . . . . . . . . . .      II-1
Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-2
Item 8.  Financial Statements and Supplementary Data  . . .      II-12
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure   . . . .      II-12


                                    PART III
                                    --------

Item 10. Directors and Executive Officers
           of the Registrant  . . . . . . . . . . . . . . .      III-1
Item 11. Executive Compensation   . . . . . . . . . . . . .      III-2
Item 12. Security Ownership of Certain Beneficial
           Owners and Management  . . . . . . . . . . . . .      III-3
Item 13. Certain Relationships and Related Transactions   .      III-4


                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K  . . . . . . . . . . . . . .      IV-1

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      IV-3

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .      IV-32

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

     Capital Realty Investors-III Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983. On November 7, 1983, the Partnership commenced offering 60,000 limited partnership interests through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering in January 1984 when it became fully subscribed.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships). As of December 31, 1995, the Partnership has invested in thirty-five Local Partnerships. Each of these Local Partnerships owns or owned a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

     (1)  preserve and protect the Partnership's capital;
     (2) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners may use to offset income from other sources;
     (3) provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness on the apartment complexes; and
     (4) provide cash distributions from sale or refinancing of the Partnership's investments and, on a limited basis, from rental operations.

See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, applied for applicable mortgage insurance and/or subsidies, and remain as the local general partners in the Local Partnerships. The Partnership became the principal limited partner in twenty-nine of these Local Partnerships pursuant to negotiations with these developers who act as the local general partners. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. In six Local Partnerships, the Partnership has invested as a limited partner in intermediary partnerships which, in turn, have invested in the Local Partnerships. An affiliate of the Managing General Partner of the Partnership is also a general partner of the twenty-nine Local Partnerships and the six intermediary partnerships. In most cases, the local general partners of the Local Partnership retain responsibility for developing, constructing, maintaining, operating and managing the project. Additionally, the local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

be in competition for eligible tenants with the Local Partnerships' apartment complexes.

     Although each of the Local Partnerships in which the Partnership has invested owns an apartment complex which must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the General Partners believe there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership, except in specific circumstances as described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is a schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment:

             SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
         IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                           HAS AN INVESTMENT(1)

                                                                                                               Units
                              Mortgage                                                                     Authorized for
 Name and Location           Payable at          Financed and/or Insured                 Number of          Rental Asst.
of Apartment Complex        12/31/95 (2)         and/or Subsidized Under                Rental Units        Under Sec. 8
--------------------        ------------      -----------------------------             ------------       --------------
Arboretum Village           $  9,158,405      General Motors Acceptance Corporation        308                  0
 Lisle, IL

Audubon Towers                 3,678,837      New Jersey Housing and Mortgage              124                123
 Audubon, NJ                                   Finance Agency (NJHMFA)

Bartley Manor                    854,273      Federal National Mortgage Associ-             70                 69
 Superior, WI                                  ation (FNMA)/236

Briar Crest I                    626,453      FNMA/236                                      53                 53
 Niles, MI

Briar Crest II                   658,660      FNMA/236                                      49                 49
 Niles, MI

Briar Hills                      637,933      FNMA/236                                      50                 33
 South Haven, MI

Cedar Valley Apts.             1,423,481      Section 221(d)(3) of the NHA                 186                  0
 Cedar Rapids, IA

College Park                   1,435,000      Mid Atlantic National Bank                   100                100
 Meridian, MS

Congress Plaza                 2,407,625      Connecticut Housing Finance Agency           101                100
 Bridgeport, CT

Glen Agnes                     4,555,316      California Housing Finance Agency            149                149
 Fresno, CA                                    (CHFA)

Greeley Manor                  1,378,453      FNMA/236                                     128                119
 Greeley, CO

Heritage Estates I             2,898,180      Missouri Housing Development Agency          228                  0
 St. Louis, MO                                 (MHDA)/Section 221(d)(4) of the NHA

Heritage Estates II            2,301,555      MHDA/Section 221 (d)(4) of the NHA           160                  0
 St. Louis, MO

Highland Manor                 2,350,208      Government National Mortgage (GNMA)/         111                111
 Birmingham, AL                                Section 221(d)(4) of the NHA/
                                               Section 8

Indian Hills                     555,932      FNMA/236                                      40                 24
 Townhouses
 Dowagiac, MI

Lakewood Apts.                   836,179      Farmers Home Administration/ 515              50                 50
 Eufaula, AL


           SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
      IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                    HAS AN INVESTMENT(1) - Continued

                                                                                                               Units
                              Mortgage                                                                     Authorized for
 Name and Location           Payable at          Financed and/or Insured                 Number of          Rental Asst.
of Apartment Complex        12/31/95 (2)         and/or Subsidized Under                Rental Units        Under Sec. 8
--------------------        ------------      -----------------------------             ------------       --------------
Meadow Lanes Apts.          $  1,950,026      Michigan State Housing Development           118                 48
 Holland, MI                                   Authority

Monterey/Hillcrest            14,059,928      GNMA 221(d)(4)                               300                 60
 Waukesha, WI

O'Farrell Towers               8,339,073      CHFA                                         101                101
 San Francisco, CA

Park Heights Towers            2,272,513      FNMA/236                                     180                129
 Rochester, MN

Rolling Green at               4,306,779      Massachusetts Housing Finance                304                 15
 Milford                                       Agency/236
 Milford, MA

Southmoor Townhouse              494,072      Intrawest Mortgage Company Federal            40                  8
 Apts.                                         National Mortgage Assn./236
 Greeley, CO

Tyee Apts.                     1,468,133      FNMA/236                                     100                 56
 Anchorage, AK

Victorian Towers               5,281,392      NJHMFA/236                                   205                  0
 Cape May, NJ

Villa Mirage I                 2,234,118      CHFA                                          50                 50
 Rancho Mirage, CA

Villa Mirage II                2,215,435      CHFA                                          48                 48
 Rancho Mirage, CA

Village Green                    373,628      FNMA/236                                      36                 36
 Reedsburg, WI

Village Square                   503,880      FNMA/236                                      48                 48
 Barabou, WI

Village Squire I & II          3,834,864      Huntoon-Paige Associates, Ltd./              377                  0
 Canton, MI                                    Section 221(d)(4) of the NHA

Village Squire III             2,474,086      Manufacturers National Bank/                 224                  0
 Canton, MI                                    Section 221(d)(4) of the NHA

Walden Apts.                   4,257,812      Section 221(d)(4) of the NHA                 396                  0
 Schaumburg, IL

Walsh Park                     5,388,954      IHDA                                         134                134
 Chicago, IL


               SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
          IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                       HAS AN INVESTMENT(1) - Continued

                                                                                                               Units
                              Mortgage                                                                     Authorized for
 Name and Location           Payable at          Financed and/or Insured                 Number of          Rental Asst.
of Apartment Complex        12/31/95 (2)         and/or Subsidized Under                Rental Units        Under Sec. 8
--------------------        ------------      -----------------------------             ------------       --------------
Winchester Gardens Apts.    $  3,384,826      FNMA/236                                     206                202
 Columbus, OH

Windham Village                2,544,899      CHFA                                          50                 50
 Santa Rose, CA

Woodside Village               2,758,085      FNMA/236                                     180                114
 Anchorage, AK
                            ------------                                                ------             ------
Totals(3)  35               $103,898,993                                                 5,004              2,079
                            ============                                                ======             ======

         SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
    IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                    HAS AN INVESTMENT(1)

                                                                                   Average Effective Annual
                                   Units Occupied As                                    Rental Per Unit
                               Percentage of Total Units                              for the Years Ended
                                   As of December 31,                                     December 31,
 Name and Location         ---------------------------------         -----------------------------------------------------
of Apartment Complex       1995   1994   1993   1992    1991           1995       1994       1993       1992       1991
--------------------       ----   ----   ----   ----    ----         --------   --------   --------   --------   --------
Arboretum Village           94%    96%    97%    87%     95%         $  8,363   $  7,976   $  7,593   $  7,333   $  7,387
 Lisle, IL

Audubon Towers              100%  100%   100%   100%    100%            9,129      9,563      8,614      8,292      7,965
 Audubon, NJ

Bartley Manor               90%    97%    91%   100%    100%            5,024      5,263      4,549      4,712      4,302
 Superior, WI

Briar Crest I               98%   100%    98%   100%    100%            4,611      4,696      4,572      4,423      4,234
 Niles, MI

Briar Crest II             100%   100%   100%   100%    100%            4,579      4,689      4,615      4,614      4,447
 Niles, MI

Briar Hills                 96%    98%    96%   100%     96%            4,105      4,164      4,123      4,060      3,777
 South Haven, MI

Cedar Valley Apts.         100%    99%    99%    99%    100%            3,474      3,246      3,115      2,986      2,760
 Cedar Rapids, IA

College Park               100%   100%    98%    99%    100%            4,856      4,701      4,735      4,503      4,366
 Meridian, MS

Congress Plaza             100%   100%   100%   100%    100%           10,507     10,196      9,895      9,411      9,184
 Bridgeport, CT

Glen Agnes                  94%    97%    97%    99%     99%            7,742      7,793      7,776      7,784      7,177
 Fresno, CA

Greeley Manor               97%    98%    98%    98%     94%            2,928      2,819      2,816      2,832      2,516
 Greeley, CO

Heritage Estates I          98%    97%    95%    87%     94%            4,629      4,494      4,267      4,186      4,033
 St. Louis, MO

Heritage Estates II         98%    95%    91%    83%     90%            4,605      4,373      3,983      3,839      3,899
 St. Louis, MO

Highland Manor              99%    98%    98%   100%    100%            8,739      8,621      9,173      8,269      8,128
 Birmingham, AL

Indian Hills                98%   100%   100%   100%    100%            4,653      4,706      4,673      4,497      4,164
 Townhouses
 Dowagiac, MI


          SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
     IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                  HAS AN INVESTMENT(1) - Continued

                                                                                   Average Effective Annual
                                   Units Occupied As                                    Rental Per Unit
                               Percentage of Total Units                              for the Years Ended
                                   As of December 31,                                     December 31,
 Name and Location         ---------------------------------         -----------------------------------------------------
of Apartment Complex       1995   1994   1993   1992    1991           1995       1994       1993       1992       1991
--------------------       ----   ----   ----   ----    ----         --------   --------   --------   --------   --------
Lakewood Apts.             100%   100%   100%   100%     96%         $  4,200   $  4,103   $  4,951   $  3,904   $  3,783
 Eufaula, AL

Meadow Lanes Apts.          98%    97%    97%    98%     92%            5,694      5,369      5,110      4,876      4,678
 Holland, MI

Monterey/Hillcrest          94%    94%    95%    94%     93%            8,413      8,215      8,098      7,921      7,746
 Waukesha, WI

O'Farrell Towers            99%   100%   100%   100%    100%           14,391     14,134     13,906     13,574     12,959
 San Francisco, CA

Park Heights Towers         97%   100%   100%   100%    100%            3,592      3,618      3,616      3,633      3,636
 Rochester, MN

Rolling Green at            98%    99%    99%    99%     99%            7,457      7,447      7,445      6,273      6,250
 Milford
 Milford, MA

Southmoor Townhouse         98%   100%   100%    98%    100%            4,464      4,415      4,147      4,111      4,027
 Apts.
 Greeley, CO

Tyee Apts.                  98%    99%    98%   100%     99%            8,311      7,540      6,721      6,427      5,924
 Anchorage, AK

Victorian Towers           100%   100%    99%   100%     99%            4,588      4,504      4,325      4,126      3,941
 Cape May, NJ

Villa Mirage I             100%    98%    92%   100%    100%            9,560      9,686      9,339      9,113      8,833
 Rancho Mirage, CA

Villa Mirage II            100%   100%    98%    98%    100%            9,673      9,580      9,349      9,198      8,911
 Rancho Mirage, CA

Village Green               94%    97%   100%    94%    100%            3,761      3,796      3,638      3,674      3,689
 Reedsburg, WI

Village Square              94%    96%    92%    94%     98%            3,988      4,083      3,944      3,909      3,975
 Barabou, WI

Village Squire I            98%    96%    85%    87%     88%            5,682      5,247      4,766      4,540      4,629
 & II
 Canton, MI

Village Squire III          96%    96%    77%    85%     85%            5,567      5,077      4,535      4,384      4,264
 Canton, MI


           SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
      IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                   HAS AN INVESTMENT(1) - Continued

                                                                                   Average Effective Annual
                                   Units Occupied As                                    Rental Per Unit
                               Percentage of Total Units                              for the Years Ended
                                   As of December 31,                                     December 31,
 Name and Location         ---------------------------------         -----------------------------------------------------
of Apartment Complex       1995   1994   1993   1992    1991           1995       1994       1993       1992       1991
--------------------       ----   ----   ----   ----    ----         --------   --------   --------   --------   --------
Walden Apts.                95%    94%    95%    97%     91%         $  7,460   $  7,068   $  6,831   $  6,892   $  6,614
 Schaumburg, IL

Walsh Park                 100%   100%   100%   100%    100%           10,777     10,584     10,255     10,090      9,876
 Chicago, IL

Winchester Gardens          98%   100%   100%    99%    100%            4,405      4,129      4,094      3,959      3,700
 Apts.
 Columbus, OH

Windham Village            100%    98%   100%   100%    100%           10,396     10,038     10,157      9,656      9,700
 Santa Rose, CA

Woodside Village            90%    93%    95%    89%     94%            9,145      9,027      7,886      7,652      7,107
 Anchorage, AK
----------------           ----   ----   ----   ----    ----         --------   --------   --------   --------   --------
Totals(3)  35               97%    98%    97%    97%     97%         $  6,556   $  6,427   $  6,217   $  5,990   $  5,788
                           ====   ====   ====   ====    ====         ========   ========   ========   ========   ========


(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 1995.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

     For additional information regarding the real estate of Local Partnerships in which the Partnership has invested, see Part IV, Schedule III - "Real Estate and Accumulated Depreciation of Local Partnerships in which Capital Realty Investors-III Limited Partnership has Invested."

     On February 2, 1996 Park Heights Towers Limited Partnership sold Park Heights Towers to a non-profit entity. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the consolidated financial statements for additional information pertaining to the sale.

     The local general partners of Kapetan Associates Limited Partnership (Congress Plaza) had been negotiating a sale for Congress Plaza. Because certain contingencies were not satisfied, the offer to purchase the property has expired and negotiations have ended.

                                     PART I
                                     ------

ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partnership interests in Local Partnerships, Capital Realty Investors-III Limited Partnership indirectly holds an interest in the underlying real estate. See Part I, Item 1 and Schedule III in Part IV, Item 14 for information pertaining to these properties.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     Information concerning potential future legal proceedings is contained in
Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of the notes to consolidated financial statements in Part IV, Item 14.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a) It is not anticipated that there will be any market for resale of interests in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

     (b) As of March 8, 1996 there were approximately 5,600 registered holders of limited partner interests in the Partnership.

     (c) No distributions were declared or paid by the Partnership in 1995 or 1994. The Partnership expects to pay a cash distribution of approximately $9.65 per unit of Additional Limited Partnership Interest, all of which is a return of capital on a Generally Accepted Accounting Principles basis, on or before April 30, 1996, to investors of record as of February 2, 1996. The distribution is a result of the disposition of the Partnership's interest in the Park Heights Towers Limited Partnership. The Partnership received distributions of $2,142,665 and $4,716,303 from the Local Partnerships during 1995 and 1994, respectively. Some of the Local Partnerships operate under restrictions imposed by the pertinent government agencies that limit the cash return available to the Partnership.

                                     PART II
                                     -------

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                                 For the years ended December 31,
                                            1995            1994             1993             1992              1991
                                        ------------    ------------     ------------     ------------      ------------
Share of income from
 partnerships                           $  1,761,512    $  3,036,990     $    759,161     $    111,479      $    279,305
Interest and other income                    166,943         201,695          194,736          155,280           571,444
Expenses                                 (10,077,802)     (9,081,713)      (9,419,795)      (8,119,603)       (7,385,502)
Extraordinary gain from early
 extinguishment of debt and sale
 of partnership                                   --       3,052,664               --        1,833,981                --
                                        ------------    ------------     ------------     ------------      ------------
Net loss                                $ (8,149,347)   $ (2,790,364)    $ (8,465,898)    $ (6,018,863)     $ (6,534,753)
                                        ============    ============     ============     ============      ============
Loss allocated to Additional
 Limited Partners (97%)                 $ (7,904,867)   $ (2,706,654)    $ (8,211,921)    $ (5,838,298)     $ (6,338,710)
                                        ============    ============     ============     ============      ============
Loss per unit of Additional
 Limited Partner Interest
 based on 60,000 units
 outstanding                            $    (131.75)   $     (45.11)    $    (136.87)    $     (97.30)     $    (105.65)
                                        ============    ============     ============     ============      ============
Cash distribution per unit
 of Additional Limited
 Partner Interest based
 on 60,000 units outstanding            $         --    $         --     $         --     $         --      $      10.00
                                        ============    ============     ============     ============      ============
Total assets                            $ 33,961,256    $ 34,138,522     $ 38,256,363     $ 39,038,858      $ 40,258,266
                                        ============    ============     ============     ============      ============
Total remaining amounts due on
 investments, including accrued
 interest on purchase money
 notes and unpaid purchase price        $ 69,845,262    $ 61,899,028     $ 63,199,165     $ 55,549,721      $ 50,832,399
                                        ============    ============     ============     ============      ============


                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes intended to provide housing to low and moderate income tenants. In conjunction with such government assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

     The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties, through the Partnership's investment in local limited partnerships. Only limited annual cash distributions from property operations were projected because of the regulatory restrictions on cash distributions from the properties.

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986, which virtually eliminated many of the incentives for the new construction of or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, the Managing General Partner continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible and potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

     The acquisition of interests in certain Local Partnerships resulted in purchase money note obligations of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature fifteen years from the dates of acquisition of the interests in particular Local Partnerships.

     The Managing General Partner has been working to develop a strategy to sell certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to non-profit purchasers. The Managing General Partner intends to utilize part or all of the Partnership's net proceeds (after 50% distribution to limited partners) received from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

     Many of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of March 8, 1996, members of Congress were recommending substantial changes to the LIHPRHA

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

program ranging from the elimination of the program to the redesigning of the program. Substantial uncertainty exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program or as to whether the program will continue at all.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties by utilizing programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or may include opportunities to refinance the property through supplemental financing. The Managing General Partner continues to monitor these programs to ascertain whether the properties would qualify within the parameters of the programs and whether the programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Many of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the Department of Housing and Urban Development (HUD) Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt-service and operating costs or that the rents necessary to pay debt- service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     In 1990, CRI, as Managing General Partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by certain of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he cashed out of CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby have breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership is not named as a defendant in this action. Messrs. Dockser and Willoughby have entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby have publicly responded that Mr. Schwartzberg's suit is motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. A hearing in this case is scheduled for April 29, 1996. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 1, 1996 and February 16, 1996, Mr. Schwartzberg sent letters to the Partnership requesting investor lists and other forms of investor information. On February 5, 1996, the Partnership, acting through its managing general partner, CRI, denied Mr. Schwartzberg's request. On February 20, 1996, counsel for the Partnership responded to Mr. Schwartzberg's second request, denying that Mr. Schwartzberg had standing or a proper purpose for requesting the investor lists. In view of Mr. Schwartzberg's solicitation efforts against other CRI-sponsored partnerships, CRI anticipates that litigation may arise from this request.

                          Financial Condition/Liquidity
                          -----------------------------

     As of March 8, 1996, the Partnership had approximately 5,600 investors who subscribed to a total of 60,000 units of limited partnership interests in the original amount of $60,000,000. As of December 31, 1995, the Partnership has investments in thirty-five Local Partnerships. The Partnership's liquidity, with unrestricted cash resources of $2,897,013 as of December 31, 1995, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. In connection with the refinancing of the respective first-mortgage loans on the Village Squire I & II and Village Squire III Local Partnerships on March 1, 1996, as discussed below, the Partnership received an aggregate amount of approximately $8.3 million from the Local Partnerships. The Partnership used these additional funds along with approximately $560,000 in existing Partnership cash resources to retire the outstanding purchase money note obligations relating to Village Squire I & II and Village Squire III which matured on March 1, 1996, as discussed below. Other than the above-described purchase money note pay-offs, as of March 8, 1996, there are no material commitments for capital expenditures. Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995, and has determined that the carrying amount of its cash and cash equivalents approximates fair value.

     During 1995, 1994 and 1993, the Partnership received cash distributions of $2,142,665, $4,716,303 and $1,613,001, respectively, from the Local
Partnerships.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     As of December 31, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $36,062,896 (exclusive of unamortized discount on purchase money notes of $11,879,234) plus accrued interest of $45,508,080 are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $3,861,070 matured on January 1, 1996, as discussed below. Purchase money notes in an aggregate principal amount of $6,100,000 matured and were paid off on March 1, 1996, as discussed below. Purchase money notes in an aggregate principal amount of $2,100,000 mature on May 1, 1996, as discussed below. The remaining purchase money notes mature from 1997 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective
Local Partnership.   There is no assurance that the underlying properties will
have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     As of December 31, 1995, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

     Purchase money notes, plus accrued interest, relating to the following properties have matured or will mature in 1996:


     Property                 Principal Amount       Maturity Date
     --------                 ----------------       -------------
     Briar Crest I               $  525,050          January 1, 1996 (A,E)
     Briar Crest II                 415,920          January 1, 1996 (A,E)
     Briar Hills                    458,100          January 1, 1996 (A,E)
     Indian Hills                   327,000          January 1, 1996 (A,E)
     Park Heights Towers          2,135,000          January 1, 1996 (B)
     Village Squire I & II        3,660,000          March 1, 1996 (C)
     Village Squire III           2,440,000          March 1, 1996 (C)
     Cedar Valley                 2,100,000          May 1, 1996 (D,E)


(A) On June 15, 1994, the Local Managing General Partner of Briar Crest I, Briar Crest II, Briar Hills and Indian Hills filed a notice of intent to participate under the LIHPRHA program in hopes of refinancing the existing first mortgages of each property. The Managing General Partner believes

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     that refinancings under the LIHPRHA program may no longer be feasible, and asked the Local Managing General Partner to pursue a sale of the properties under the LIHPRHA program. On February 20, 1996, the local managing general partner filed a notice with HUD to amend the plan of action under the LIHPRHA program requesting a sale of the properties. The Local Managing General Partner is also the noteholder of the related purchase money notes. The Partnership defaulted on its purchase money notes relating to Briar Crest I, Briar Crest II, Briar Hills and Indian Hills on January 1, 1996 when the notes matured and were not paid. The default amounts included principal and accrued interest as follows:


                                         Accrued Interest      Accrued Interest
     Property            Principal       January 1, 1996        March 8, 1996
     --------            ---------       ----------------      ----------------
     Briar Crest I       $  525,050         $  746,672            $  759,233
     Briar Crest II         415,920            574,963               584,739
     Briar Hills            458,100            683,564               694,771
     Indian Hills           327,000            477,973               485,873
                         ----------         ----------            ----------
                         $1,726,070         $2,483,172            $2,524,616
                         ==========         ==========            ==========

     The Managing General Partner has offered to extend the maturity dates to coincide with the possible future sale of the properties under the LIHPRHA program. No agreement has been reached as of March 8, 1996. There can be no assurance that an agreement will be reached, or that the eventual sale
     of the properties will occur.   As such, there is no assurance that the
     Partnership will be able to retain its interest in the Local Partnerships.

(B) On January 5, 1994 the local general partners of Park Heights Towers Limited Partnership filed a notice of intent to participate under the LIHPRHA program. On February 2, 1996, the local general partners of Park Heights Towers sold the property to a non-profit entity. The sale of the property generated net proceeds to the Partnership of $1.27 million. The proceeds were net of $2.135 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and will result in a net financial statement gain and a net tax gain in 1996 of approximately $5.1 million and $7.0 million, respectively. The Partnership intends to distribute approximately $579,000 (or approximately $9.65 per Additional Limited Partner unit) to the Additional Limited Partners as return of capital on a Generally Accepted Accounting Principles basis by April 30, 1996. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the outstanding purchase money notes of other Local Partnerships. The General Partner and/or its affiliates earned net fees of $117,028 for its services relating to the sale of the property. As of March 8, 1996, these fees have not been paid.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

(C) On March 1, 1996, the local general partner of Village Squire I & II and Village Squire III refinanced the respective properties' existing first mortgages. On March 1, 1996, proceeds provided to the Partnership from the properties' mortgage refinancings along with approximately $560,000 of existing Partnership cash resources were used to pay off the related purchase money note obligations.

(D) The Managing General Partner is currently negotiating with the noteholders to extend the Cedar Valley purchase money note due dates to coincide with a potential future LIHPHRA sale. There is no assurance that any agreement will be reached with the noteholders or that a sale of the property will eventually occur.

(E) The uncertainty about the continued ownership of the Partnership's interest in the Briar Crest I, Briar Crest II, Briar Hills, Indian Hills and Cedar Valley Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnership's, excluding Indian Hills, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which at December 31, 1995, was approximately 4% of the total investment in Local Partnerships. In the case of Indian Hills, the carrying amount of the investment exceeds the amount of nonrecourse indebtedness, however, the Partnership's exposure to loss is limited to this excess, which at December 31, 1995 was approximately $850,000.

     SFAS 107 requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership has determined that it is not practicable to estimate the fair value of the purchase money notes, either individually or in the aggregate, due to: (1) the lack of an active market for this type of financial instrument, (2) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (3) the excessive costs associated with an independent appraisal of the purchase money notes.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

     In 1994, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased in 1994 from 1993 primarily due to the pay-off of the Fifth Lakewood note payable, as well as the principal payment on the new Arboretum Village purchase money note payable, as discussed below.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                              Results of Operations
                              ---------------------

     The Partnership's net loss increased in 1995 from 1994 primarily due to the extraordinary gain on early extinguishment of the Arboretum Village purchase money note in 1994, as discussed below. Contributing to the increase in net loss was a decrease in income from Local Partnerships, resulting principally from the receipt in 1994 of a distribution in excess of the Partnership's basis, as a result of the refinancing of the Arboretum Village first mortgage, as discussed below. Also contributing to the increase in net loss was an increase in interest expense as a result of the amortization of imputed interest, as well as a decrease in interest income primarily due to the receipt in 1994 of the outstanding receivable and accrued interest from Arbor Club, as discussed below.

     The Partnership's net loss decreased in 1994 from 1993 primarily due to the extraordinary gain on early extinguishment of debt, as discussed below. Contributing to the decrease in net loss was an increase in income from the Local Partnerships, resulting principally from the receipt of a distribution in excess of the Partnership's basis, as discussed below, as well as an increase in rental revenues at five properties. The increase in rental revenue at one property related to a retroactive rent adjustment received in 1994, while the increases in rental revenue at the other four properties were as a result of improved operations. Also contributing to the decrease in net loss was a decrease in interest expense due to the pay-off of the Arboretum Village purchase money note in the second quarter of 1994, as well as a decrease in proxy solicitation costs relating to the proxy solicitation submitted to investors during the first quarter of 1993.

     The purchase money notes originated from 1983 through 1985. When they were issued, the market interest rate was approximately 15%, while the stated interest rates ranged from 9% to 12%. The notes were discounted as required by Generally Accepted Accounting Principles, and a simple/compound method was used at the stated interest rate for tax purposes, and the compound method at the market interest rate was used for book purposes. As the book interest is being compounded, the interest expense for book purposes will eventually surpass the interest expense for tax purposes, thereby reducing the discount and increasing the interest expense. In fiscal year 1995, all properties with purchase money notes had book interest which exceeded the tax interest. This increase in interest expense and the resulting reduction in the discount is expected to increase in future years.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from Local Partnerships for the years ended December 31, 1995, 1994 and 1993 did not include losses of $822,642, $912,870 and $644,265, respectively. The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $287,289, $2,253,433 and $239,053 received from six, seven and six Local Partnerships during 1995, 1994 and 1993, respectively, were offset against the respective years' recorded losses because those amounts were in excess of the Partnership's investment.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     In September 1995, HUD sold the mortgage of New Fifth Lakewood Associates Limited Partnership (Walden Apartments) to a new mortgagee. The new mortgagee will now service the loan and Walden Apartments will no longer be subject to HUD regulatory requirements.

     The Partnership purchased the Walden Apartments purchase money note for $2,450,000 (the original principal was $4,000,000) at a public auction on December 11, 1989, and the $4,000,000 purchase money note was retired. The purchase price was financed through the payment of $350,000 cash from the Partnership and a $2,100,000 loan from Bank One (formerly First Illinois Bank of Evanston). The new note had a maturity date of July 1, 1994 and bore interest at 7.5%. The Partnership paid-off the new note in full on June 30, 1994. Interest expense on the note payable was $80,063 and $159,687 for the years ended December 31, 1994 and 1993, respectively. No cash distributions were received from Walden Apartments during 1995, 1994 or 1993.

     The Arbor Club was involved in litigation with the former general contractor for the Arbor Club complex and its surety company. During 1990, the litigation was settled for $2,235,000, which represented the original settlement amount plus recovery of certain legal costs incurred by the Arbor Limited Partnership. Pursuant to an agreement with the local general partner, the Partnership was to receive $350,928 as follows: $70,928 in cash, which was received upon execution of the agreement and $280,000 payable in four annual installments with interest at 9% beginning December 1992. The $70,000 installment due in December 1992 plus accrued interest of $6,300 was paid as scheduled and the December 1993 payment of $70,000 plus accrued interest of $12,600 was received in January 1994. In addition, in February 1994, the Partnership received the remaining principal amount of $140,000 plus accrued interest of $27,335, and the security for such payments was released.

     In September 1994, the Partnership modified purchase money notes totaling $1,365,000 relating to Bartley Manor, Village Square and Village Green. In accordance with the modification agreement, the Partnership paid an aggregate of $100,000 in accrued interest, and the maturity dates for the notes were extended from February 1994 to July 1, 1997.

     On May 5, 1994, the local general partner of Arboretum Village Limited Partnership (Arboretum Village) refinanced the property's first mortgage. The refinancing provided proceeds of $3,387,382 to the Partnership with which the Partnership acquired, at a discount, the existing purchase money note in the original principal amount of $4,106,944, which resulted in an extraordinary gain from extinguishment of debt of $3,052,664. In addition, proceeds to the Partnership relating to the refinancing of $1,987,969 were in excess of the Partnership's investment and were included in share of income from Local Partnerships. In connection with the refinancing, the Partnership executed a new purchase money note to the local general partner in the principal amount of $1,050,000, which was a non-cash transaction. The new purchase money note bears simple interest at the same rate (9.73%) and matures at the same time (May 2001) as the new first mortgage. In August 1994, the Partnership made a $300,000 payment towards the principal balance of the purchase money note. Accrued interest on the purchase money note was $71,753 and $56,180 as of December 31, 1995 and 1994, respectively.

     The local general partners of Kapetan Associates Limited Partnership (Congress Plaza) had been negotiating a sale for Congress Plaza. Because

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

certain contingencies were not satisfied, the offer to purchase the property has expired and negotiations have ended.

     The local general partners of the following properties have each filed a notice of intent to participate under the LIHPRHA program:


          Property                            Date of Filing
          --------                           -----------------
          Rolling Green at Milford           April 23, 1993
          Woodside Village                   March 31, 1994
          Briar Crest I                      June 15, 1994
          Briar Crest II                     June 15, 1994
          Briar Hills                        June 15, 1994
          Indian Hills                       June 15, 1994
          Winchester Gardens                 July 18, 1994
          Tyee Apartments                    November 28, 1994
          Bartley Manor                      December 5, 1994
          Village Green                      December 5, 1994
          Village Square                     December 5, 1994
          Cedar Valley                       January 23, 1995
          Southmoor                          January 31, 1995
          Greeley Manor                      January 31, 1995


     Incentives available under LIHPRHA are discussed above in the General section. There is no assurance that a sale or supplemental financing of these properties will occur.

                                    Inflation
                                    ---------

     Inflation allows for increases in rental rates, usually offsetting any higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed rate long-term financing under which real property investments were purchased. Future inflation could allow for appreciated values of the Local Partnerships' properties over an extended period of time as rental revenue and replacement values gradually increase.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The following table reflects the combined rental revenues of the properties for the five years ended December 31, 1995.

                                                           For the years ended December 31,
                          1995                  1994                 1993                  1992                 1991
                       -----------           -----------          -----------           -----------          -----------
Combined Rental
  Revenue              $33,256,209           $32,270,051          $31,007,780           $30,469,064          $30,174,947

Annual Percentage
  Increase                           3.06%                 4.07%                1.77%                 0.97%



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The information required by this item is contained in Part IV.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURE
               -----------------------------------

     None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

(a), (b) and
  (c) The Partnership has no directors, executive officers or significant employees of its own.

(a), (b), (c)
  and (e) The names, ages and business experience for the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 59, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment complexes. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

H. William Willoughby, 49, President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a Senior Tax Accountant with Arthur Andersen & Company. He holds a Juris Doctorate degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

Richard J. Palmer, 44, Senior Vice President-Chief Financial Officer. Prior to joining CRI in 1983 as Director of Tax Policy, he was a Tax Manager at Grant Thornton (formerly Alexander Grant & Company). He also served in the Tax and Audit Departments of Peat, Marwick, Main and Company (formerly Peat, Marwick, Mitchell and Company) prior to his seven years at Grant Thornton. He holds a Bachelor of Business Administration degree from the Florida Atlantic University and is also a Certified Public Accountant.

Ronald W. Thompson, 49, Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.


                                      III-1

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Susan R. Campbell, 37, Senior Vice President-CRI Realty Services. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 40, Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctorate from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

(a), (b), (c) and (d)

     The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is included in Notes 3 and 4 to the financial statements contained in Part IV, Item 14.

     Additionally, the General Partners may receive an annual distribution from the Partnership if there is cash available for distribution, as defined in the Partnership Agreement. The General Partners are also entitled to the following payments:

     (1) Annual incentive management fee for managing the affairs and business of the Partnership in an amount not to exceed .25% of invested assets, including the Partnership's allocable share of the mortgages, payable first, in an annual amount equal to $300,000; and second, after distributions to investors in the amount of 1% of the gross proceeds of the offering, the balance of such .25% of invested assets. The annual incentive management fee amounted to $300,000 for each of the years ended December 31, 1995, 1994, and 1993.

     (2) 15% of sale and refinancing proceeds remaining after the limited partners have received a return of all their capital contributions, adjusted as provided in the Partnership Agreement, and the General Partners have received the property disposition fees described below. The General Partners may also receive a return of their capital contributions and repayment of any loans made to the Partnership. No sale proceeds were paid to the General Partners during the years ended December 31, 1995, 1994 or 1993.

                                      III-2

                                    PART III
                                    --------

ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------

     (3) 1% of the aggregate selling prices, including any amounts previously unpaid upon prior sales of apartment complexes, payable after the limited partners have received a return of all their capital contributions, adjusted as provided in the Partnership Agreement.
          This amount and any other commissions or fees payable upon the sale of apartment complexes shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment complexes. No such amounts were paid to the General Partners during the years ended December 31, 1995, 1994 and 1993.

     (4) In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such amounts were paid to the Managing General Partner and/or its affiliates during 1995, 1994 and 1993. The Managing General Partner and/or its affiliates earned fees of $117,028 for its services relating to the sale of Park Heights Towers on February 2, 1996.
          These fees have not been paid as of March 8, 1996.

     (e)  Termination of employment and change in control arrangements.

          None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding partnership units at December 31, 1995.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1995, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

              Name of                   Amount and Nature       % of total
          Beneficial Owner           of Beneficial Ownership   Units issued
          ----------------           -----------------------   ------------
          William B. Dockser                   None                  0%
          H. William Willoughby                None                  0%
          All Directors and Officers
            as a Group (6 persons)             None                  0%

     (c)  Changes in control.



                                      III-3

                                    PART III
                                    --------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT - Continued
               ----------

          There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     (a)  Transactions with management and others.

          The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI. Item 11 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference. Note 3 of the notes to consolidated financial statements, which contains disclosure of related party transactions, is also incorporated herein by reference.

     (b)  Certain business relationships.

          The Partnership's response to Item 13(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the officers and directors of the Managing General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 13(a).

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.

















                                      III-4

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
               FORM 8-K
               --------

     (a) 1.    Financial Statements                                   Page
               --------------------                                   ----

               Report of Independent Certified Public Accountants -
                 Capital Realty Investors-III Limited
                 Partnership                                          IV-4

               Reports of Independent Certified Public Accountants -
                 Local Partnerships in which Capital
                 Realty Investors-III Limited
                 Partnership has invested                             IV-5

               Consolidated Balance Sheets as of December 31,
                 1995 and 1994                                        IV-6

               Consolidated Statements of Operations for the
                 years ended December 31, 1995, 1994 and 1993         IV-7

               Consolidated Statements of Changes in
                 Partners' Deficit for the years
                 ended December 31, 1995, 1994 and 1993               IV-8

               Consolidated Statements of Cash Flows for the
                 years ended December 31, 1995, 1994 and 1993         IV-9

               Notes to Consolidated Financial Statements             IV-10

     (a) 2.    Financial Statement Schedules
               -----------------------------

               Included in Part IV of this report are the following schedules for the year ended December 31, 1995, which are applicable to the Local Partnerships in which Capital Realty Investors-III Limited Partnership has invested:

               Report of Independent Certified Public
                 Accountants on Financial Statement Schedule          IV-28

               Schedule  III - Real Estate and Accumulated
                 Depreciation                                         IV-29

               The remaining schedules are omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

     (a) 3.    Exhibits  (listed according to the number assigned to the table in Item 601 of Regulation S-K)

               Exhibit No. 3.  - Articles of Incorporation and bylaws

               a. Certificate of Limited Partnership of Capital Realty Investors-III Limited Partnership. (Incorporated by reference from Exhibit 4 to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983).

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
               FORM 8-K - Continued
               --------

               Exhibit No. 4.- Instruments defining rights of security holders including indentures

               a. Limited Partnership Agreement of Capital Realty Investors-III Limited Partnership. (Incorporated by reference from Exhibit 4 to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983).

               Exhibit No. 10.  -  Material contracts

               a. Management Services Agreement between CRI and Capital Realty Investors-III Limited Partnership. (Incorporated by reference from Exhibit 10B to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983).

               Exhibit No. 27 - Financial Data Schedule

               Exhibit No. 99 - Additional Exhibits

               a. Prospectus of the Partnership, dated May 6, 1983 (Incorporated by reference to the Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

          (b)  Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter ended December 31, 1995.

          (c)  Exhibits
               --------

               The list of Exhibits required by Item 601 of Regulation S-K is included in Item (a)3., above.

          (d)  Financial Statement Schedules
               -----------------------------

               See Item (a)2., above.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Capital Realty Investors-III
                                     Limited Partnership

                                   By:  C.R.I., Inc.
                                        General Partner


March 26, 1996                          /s/ William B. Dockser
--------------------------              ----------------------------------
DATE                                    William B. Dockser, Director
                                        Chairman of the Board,
                                          Treasurer and Principal
                                          Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 26, 1996                          /s/ H. William Willoughby
--------------------------              ----------------------------------
DATE                                    H. William Willoughby
                                        Director, President and Secretary


March 26, 1996                          /s/ Richard J. Palmer
--------------------------              ----------------------------------
DATE                                    Richard J. Palmer
                                        Senior Vice President,
                                          Chief Financial Officer,
                                          Principal Financial and
                                          Principal Accounting Officer

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                                PUBLIC ACCOUNTANTS
                               -------------------

To the Partners
Capital Realty Investors-III
  Limited Partnership

     We have audited the consolidated balance sheets of Capital Realty Investors-III Limited Partnership as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for thirty-three of the Local Partnerships in 1995, 1994 and 1993, which are accounted for as described in Note 1d. The statements of the remaining Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-III Limited Partnership as of December 31, 1995 and 1994, and the consolidated results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.


Vienna, VA                                             Grant Thornton LLP
March 8, 1996

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                  HAS INVESTED*



* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-III Limited Partnership has invested were filed in paper format under Form SE on March 26, 1996, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted December 21, 1995.

              CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                       CONSOLIDATED BALANCE SHEETS

                                ASSETS


                                                                                           December 31,
                                                                                     1995               1994
                                                                                  ------------      ------------
Investments in partnerships                                                       $ 28,502,606      $ 30,085,154
Investment in partnership held for sale                                              1,249,305                --
Cash and cash equivalents                                                            2,897,013         2,681,974
Acquisition fees, principally paid to related parties, net
  of accumulated amortization of $415,716 and $397,948,
  respectively                                                                         632,123           696,691
Property purchase costs, net of accumulated amortization of
  $376,110 and $355,253, respectively                                                  600,026           653,480
Other assets                                                                            80,183            21,223
                                                                                  ------------      ------------
      Total assets                                                                $ 33,961,256      $ 34,138,522
                                                                                  ============      ============

                  LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                                $ 24,303,206      $ 19,743,584
Accrued interest payable                                                            45,542,056        42,155,444
Accounts payable and accrued expenses                                                  114,599            88,752
                                                                                  ------------      ------------
      Total liabilities                                                             69,959,861        61,987,780
                                                                                  ------------      ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                     2,000             2,000
    Limited Partners                                                                60,001,500        60,001,500
                                                                                  ------------      ------------
                                                                                    60,003,500        60,003,500

  Less:
    Accumulated distributions to partners                                           (1,709,681)       (1,709,681)
    Offering costs                                                                  (6,156,933)       (6,156,933)
    Accumulated losses                                                             (88,135,491)      (79,986,144)
                                                                                  ------------      ------------
      Total partners' deficit                                                      (35,998,605)      (27,849,258)
                                                                                  ------------      ------------
      Total liabilities and partners' deficit                                     $ 33,961,256      $ 34,138,522
                                                                                  ============      ============





                  The accompanying notes are an integral
               part of these consolidated financial statements.

             CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the years ended December 31,
                                                                   1995            1994           1993
                                                                -----------     -----------    -----------
Share of income from partnerships                               $ 1,761,512     $ 3,036,990    $   759,161
                                                                -----------     -----------    -----------
Other revenue and expenses:
   Revenue
     Interest and other income                                      166,943         201,695        194,736
                                                                -----------     -----------    -----------
   Expenses
     Interest                                                     9,462,914       8,458,314      8,694,620
     Management fee                                                 300,000         300,000        300,000
     General and administrative                                     132,791         133,945        155,420
     Professional fees                                              111,985         119,341        151,080
     Amortization                                                    70,112          70,113         70,112
     Proxy solicitation                                                  --              --         48,563
                                                                -----------     -----------    -----------
                                                                 10,077,802       9,081,713      9,419,795
                                                                -----------     -----------    -----------
          Total other revenue and expenses                       (9,910,859)     (8,880,018)    (9,225,059)
                                                                -----------     -----------    -----------
Loss before extraordinary gain from early
  extinguishment of debt                                         (8,149,347)     (5,843,028)    (8,465,898)
Extraordinary gain from early extinguishment
  of debt                                                                --       3,052,664             --
                                                                -----------     -----------    -----------
Net loss                                                        $(8,149,347)    $(2,790,364)   $(8,465,898)
                                                                ===========     ===========    ===========
Loss allocated to General Partners (1.51%)                      $  (123,055)    $   (42,134)   $  (127,835)
                                                                ===========     ===========    ===========
Loss allocated to Initial and Special Limited
  Partners (1.49%)                                              $  (121,425)    $   (41,576)   $  (126,142)
                                                                ===========     ===========    ===========
Loss allocated to Additional Limited Partners (97%)             $(7,904,867)    $(2,706,654)   $(8,211,921)
                                                                ===========     ===========    ===========
Loss per unit of Additional Limited Partnership Interest
  based on 60,000 units outstanding                             $   (131.75)    $    (45.11)   $   (136.87)
                                                                ===========     ===========    ===========
















                  The accompanying notes are an integral
              part of these consolidated financial statements.

               CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

              For the years ended December 31, 1995, 1994 and 1993


                                                                         Initial and
                                                                           Special        Additional
                                                           General         Limited         Limited
                                                           Partners        Partners        Partners         Total
                                                          -----------    -----------     ------------    ------------
Partners' deficit, January 1, 1993                        $(1,059,109)   $(1,045,749)    $(14,488,138)   $(16,592,996)

  Net loss                                                   (127,835)      (126,142)      (8,211,921)     (8,465,898)
                                                          -----------    -----------     ------------    ------------

Partners' deficit, December 31, 1993                       (1,186,944)    (1,171,891)     (22,700,059)    (25,058,894)

  Net loss                                                    (42,134)       (41,576)      (2,706,654)     (2,790,364)
                                                          -----------    -----------     ------------    ------------

Partners' deficit, December 31, 1994                       (1,229,078)    (1,213,467)     (25,406,713)    (27,849,258)

  Net loss                                                   (123,055)      (121,425)      (7,904,867)     (8,149,347)
                                                          -----------    -----------     ------------    ------------

Partners' deficit, December 31, 1995                      $(1,352,133)   $(1,334,892)    $(33,311,580)   $(35,998,605)
                                                          ===========    ===========     ============    ============




























                The accompanying notes are an integral
         part of these consolidated financial statements.

          CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the years ended December 31,
                                                                                 1995             1994            1993
                                                                             ------------     ------------    ------------
Cash flows from operating activities:
  Net loss                                                                   $ (8,149,347)    $ (2,790,364)   $ (8,465,898)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Share of income from partnerships                                          (1,761,512)      (3,036,990)       (759,161)
    Extraordinary gain from early extinguishment of debt                               --       (3,052,664)             --
    Payment of interest on note payable                                                --          (80,063)       (159,687)
    Payment of purchase money note interest                                    (1,516,680)        (874,636)       (989,004)
    Amortization of discount on purchase money notes                            4,559,622        3,030,167       2,764,778
    Amortization of deferred costs                                                 70,112           70,113          70,112
  Changes in assets and liabilities:
      (Increase) decrease in other assets                                         (58,960)         212,820          18,927
      Increase in accrued interest payable                                      4,903,292        5,428,149       5,929,840
      Increase (decrease) in accounts payable                                      25,847          (27,340)         33,959
                                                                             ------------     ------------    ------------
        Net cash used in operating activities                                  (1,927,626)      (1,120,808)     (1,556,134)
                                                                             ------------     ------------    ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                    2,142,665        4,716,303       1,613,001
  Sale of short-term investments                                                       --               --       1,035,000
  Payments of amounts due on investments in partnerships                               --               --         (16,100)
                                                                             ------------     ------------    ------------
        Net cash provided by investing activities                               2,142,665        4,716,303       2,631,901
                                                                             ------------     ------------    ------------

Cash flows used in financing activities:
  Pay-off of notes payable                                                             --       (2,100,000)             --
  Payment of purchase money note principal                                             --         (300,000)             --
  Pay-off of purchase money note                                                       --       (3,387,382)             --
                                                                             ------------     ------------    ------------
        Net cash used in financial activities                                          --       (5,787,382)             --
                                                                             ------------     ------------    ------------

Net increase (decrease) in cash and cash equivalents                              215,039       (2,191,887)      1,075,767

Cash and cash equivalents, beginning of year                                    2,681,974        4,873,861       3,798,094
                                                                             ------------     ------------    ------------

Cash and cash equivalents, end of year                                       $  2,897,013     $  2,681,974    $  4,873,861
                                                                             ============     ============    ============










                 The accompanying notes are an integral
           part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-III Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983 and shall continue until December 31, 2037, unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted or conventionally financed apartment complexes located throughout the United States, which provide housing principally to the elderly and/or to individuals and families of low to moderate income.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner is Rockville Pike Associates Limited Partnership-III, a limited partnership which includes certain officers and former employees of CRI or its affiliates. The Special Limited Partner is Two Broadway Associates II, a limited partnership which includes an affiliate and employees of Merrill Lynch, Pierce, Fenner & Smith, Incorporated.

          The Partnership sold 60,000 units at $1,000 per unit of Additional Limited Partner Interest through a public offering. The offering period was terminated in January 1984.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

     c.   Principles of consolidation
          ---------------------------

          These financial statements include the accounts of six intermediary limited partnerships, which have invested in six Local Partnerships which own and operate government assisted or conventionally financed apartment complexes.

     d.   Investments in partnerships
          ---------------------------

          The investments in Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1995 and 1994, the Partnership's share of cumulative losses of eleven and eight of the Local Partnerships exceeds the amount of the Partnership's investments in these Local Partnerships by $11,371,859 and $10,769,501, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     have not been reflected in the accompanying consolidated financial statements. During 1995 and 1994, cash distributions of $287,289 and $2,253,433, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are offset against the Partnership's share of loss from partnerships.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

     e.   Fair value of financial instruments
          -----------------------------------

          Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995.

     f.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits, repurchase agreement and commercial paper with original maturities of three months or less. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value.

     g.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partnership interests. Such costs were recorded as a reduction of partners' capital when incurred.

     h.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision (credit) has been made for income taxes in these consolidated financial statements.

     i.   Use of estimates
          ----------------

          In preparing financial statements in conformity with generally accepted accounting principles, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     j.   Asset held for sale
          -------------------

          On February 2, 1996, the local general partners of Park Heights Towers Limited Partnership sold the property to a non-profit entity. Accordingly, the Partnership's investment in this Local Partnership was classified as an investment held for sale on the balance sheet as of December 31, 1995. Assets held for sale are not recorded in excess of their estimated net realizable value.

     k.   Reclassifications
          -----------------

          Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

2.   INVESTMENTS IN PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of December 31, 1995 and 1994, the Partnership had acquired limited partnership interests in thirty-five Local Partnerships, which were organized to develop, construct, own, maintain and operate rental apartment complexes which provide housing principally to the elderly and/or to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships as of December 31, 1995 and 1994 are as follows:

                                           1995          1994
                                        -----------   -----------
     Due to local general partners      $   119,544   $   119,544
     Purchase money notes due:
       1996                              12,061,070    12,061,070
       1997                               3,065,000     3,065,000
       1998                               2,250,000     2,250,000
       1999                              17,614,500    17,614,500
       2000                                      --            --
       Thereafter                         1,072,326     1,072,326
                                        -----------   -----------
                                         36,182,440    36,182,440
     Less unamortized discount
       on purchase money notes          (11,879,234)  (16,438,856)
                                        -----------   -----------
                                        $24,303,206   $19,743,584
                                        ===========   ===========

          The amounts due to local general partners will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreements.

          The purchase money notes have stated interest rates ranging from 9% to 12%, certain of which are compounded annually. Unamortized discounts are

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     based upon an imputed interest rate of 15% to reflect market interest rates which prevailed when the notes were issued. The resulting discount has been recorded by the Partnership and is being amortized to interest expense over the life of the respective purchase money notes using the effective interest method. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $3,861,070 matured on January 1, 1996, as discussed below. Purchase money notes in an aggregate principal amount of $6,100,000 matured and were paid off on March 1, 1996, as discussed below. Purchase money notes in an aggregate principal amount of $2,100,000 mature on May 1, 1996, as discussed below. The remaining purchase money notes mature from 1997 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

          Interest expense on the unpaid purchase price and the Partnership's purchase money notes for the years ended December 31, 1995, 1994 and 1993 was $9,462,914, $8,322,071 and $8,534,933, respectively. The accrued interest on the purchase money notes of $45,508,080 and $42,065,288, as of December 31, 1995 and 1994, respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

          Purchase money notes, plus accrued interest, relating to the following properties have matured or will mature in 1996:

     Property                 Principal Amount       Maturity Date
     --------                 ----------------       -------------
     Briar Crest I               $  525,050          January 1, 1996 (A,E)
     Briar Crest II                 415,920          January 1, 1996 (A,E)
     Briar Hills                    458,100          January 1, 1996 (A,E)
     Indian Hills                   327,000          January 1, 1996 (A,E)
     Park Heights Towers          2,135,000          January 1, 1996 (B)
     Village Squire I & II        3,660,000          March 1, 1996 (C)
     Village Squire III           2,440,000          March 1, 1996 (C)
     Cedar Valley                 2,100,000          May 1, 1996 (D,E)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     (A) On June 15, 1994, the Local Managing General Partner of Briar Crest I, Briar Crest II, Briar Hills and Indian Hills filed a notice of intent to participate under the LIHPRHA program in hopes of refinancing the existing first mortgages of each property. The Managing General Partner believes that refinancings under the LIHPRHA program may no longer be feasible, and asked the Local Managing General Partner to pursue a sale of the properties under the LIHPRHA program. On February 20, 1996, the local managing general partner filed a notice with HUD to amend the plan of action under the LIHPRHA program requesting a sale of the properties. The Local Managing General Partner is also the noteholder of the related purchase money notes. The Partnership defaulted on its purchase money notes relating to Briar Crest I, Briar Crest II, Briar Hills and Indian Hills on January 1, 1996 when the notes matured and were not paid. The default amounts included principal and accrued interest as follows:

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                             Accrued Interest     Accrued Interest
          Property            Principal      January 1, 1996       March 8, 1996
          --------            ---------      ----------------     ----------------
          Briar Crest I       $  525,050        $  746,672           $  759,233
          Briar Crest II         415,920           574,963              584,739
          Briar Hills            458,100           683,564              694,771
          Indian Hills           327,000           477,973              485,873
                              ----------        ----------           ----------
                              $1,726,070        $2,483,172           $2,524,616
                              ==========        ==========           ==========


               The Managing General Partner has offered to extend the maturity dates to coincide with the possible future sale of the properties under the LIHPRHA program. No agreement has been reached as of March 8, 1996. There can be no assurance that an agreement will be reached,
          or that the eventual sale of the properties will occur.   As such,
          there is no assurance that the Partnership will be able to retain its interest in the Local Partnerships.

     (B) On January 5, 1994 the local general partners of Park Heights Towers Limited Partnership filed a notice of intent to participate under the LIHPRHA program. On February 2, 1996, the local general partners of Park Heights Towers sold the property to a non-profit entity. The sale of the property generated net proceeds to the Partnership of $1.27 million. The proceeds were net of $2.135 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and will result in a net financial statement gain and a net tax gain in 1996 of approximately $5.1 million and $7.0 million, respectively. The Partnership intends to distribute approximately $579,000 (or approximately $9.65 per Additional Limited Partner unit) to the Additional Limited Partners as return of capital on a Generally Accepted Accounting Principles basis by April 30, 1996. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the outstanding purchase money notes of other Local Partnerships. The General Partner and/or its affiliates earned net fees of $117,028 for its services relating to the sale of the property. As of March 8, 1996, these fees have not been paid.

     (C) On March 1, 1996, the local general partner of Village Squire I & II and Village Squire III refinanced the respective properties' existing first mortgages. On March 1, 1996, proceeds provided to the Partnership from the properties' mortgage refinancings along with approximately $560,000 of existing Partnership cash resources were used to pay off the related purchase money note obligations.

     (D) The Managing General Partner is currently negotiating with the noteholders to extend the Cedar Valley purchase money note due dates

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

          to coincide with a potential future LIHPHRA sale. There is no assurance that any agreement will be reached with the noteholders or that a sale of the property will eventually occur.

     (E) The uncertainty about the continued ownership of the Partnership's interest in the Briar Crest I, Briar Crest II, Briar Hills, Indian Hills and Cedar Valley Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnership's, excluding Indian Hills, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which at December 31, 1995, was approximately 4% of the total investment in Local Partnerships. In the case of Indian Hills, the carrying amount of the investment exceeds the amount of nonrecourse indebtedness, however, the Partnership's exposure to loss is limited to this excess, which at December 31, 1995 was approximately $850,000.

          In September 1995, HUD sold the mortgage of New Fifth Lakewood Associates Limited Partnership (Walden Apartments) to a new mortgagee. The new mortgagee will now service the loan and Walden Apartments will no longer be subject to HUD regulatory requirements.

          The Partnership purchased the Walden Apartments purchase money note for $2,450,000 (the original principal was $4,000,000) at a public auction on December 11, 1989, and the $4,000,000 purchase money note was retired. The purchase price was financed through the payment of $350,000 cash from the Partnership and a $2,100,000 loan from Bank One (formerly First Illinois Bank of Evanston). The new note had a maturity date of July 1, 1994 and bore interest at 7.5%. The Partnership paid-off the new note in full on June 30, 1994. Interest expense on the note payable was $80,063 and $159,687 for the years ended December 31, 1994 and 1993, respectively. No cash distributions were received from Walden Apartments during 1995, 1994 and 1993.

          In September 1994, the Partnership modified purchase money notes totaling $1,365,000 relating to Bartley Manor, Village Square and Village Green. In accordance with the modification agreement, the Partnership paid an aggregate of $100,000 in accrued interest, and the maturity dates for the notes were extended from February 1994 to July 1, 1997.

          SFAS 107 requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership has determined that it is not practicable to estimate the fair value of the purchase money notes, either individually or in the aggregate, due to: (1) the lack of an active market for this type of financial instrument, (2) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     received from the related Local Partnerships, and (3) the excessive costs associated with an independent appraisal of the purchase money notes.

     b.   Interest in profits, losses and cash distributions
          --------------------------------------------------

          The Partnership has a 96% to 98.99% interest in profits and losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invests in the Local Partnership. The Partnership received cash distributions from the rental operations of the Local Partnerships of $2,142,665, $4,716,303 and $1,613,001 during the years ended December 31, 1995, 1994 and 1993, respectively. As of December 31, 1995 and 1994, twenty-eight and thirty, respectively, of the Local Partnerships had surplus cash, as defined by their respective agencies, in the amounts of $2,551,821 and $2,678,525, respectively, which is available for distribution in accordance with their respective agencies' regulations.

          The cash distributions to the Partnership from the operations of the rental properties may be limited by Department of Housing and Urban Development (HUD) regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

          Upon sale, refinancing or liquidation of each Local Partnership, the proceeds from the sale, refinancing or liquidation shall be distributed in accordance with the respective provisions of each Local Partnership's partnership agreement. In accordance with such provisions, the Partnership would receive from such proceeds its respective percentage interest of any remaining proceeds, after payment of (1) all debts and liabilities of the Local Partnership and certain other items, (2) the Partnership's capital contributions plus certain specified amounts as outlined in each partnership agreement, and (3) certain special distributions to general partners and related entities of the Local Partnership.

     c.   Property matters
          ----------------

          The Arbor Club was involved in litigation with the former general contractor for the Arbor Club complex and its surety company. During 1990, the litigation was settled for $2,235,000, which represented the original settlement amount plus recovery of certain legal costs incurred by the Arbor Limited Partnership. Pursuant to an agreement with the local general partner, the Partnership was to receive $350,928 as follows: $70,928 in cash, which was received upon execution of the agreement and $280,000 payable in four annual installments with interest at 9% beginning December 1992. The $70,000 installment due in December 1992 plus accrued interest of $6,300 was paid as scheduled and the December 1993 payment of $70,000 plus accrued interest of $12,600 was received in January 1994. In addition, in February 1994, the Partnership received the remaining principal amount of $140,000 plus accrued interest of $27,335, and the security for such payments was released.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

          On May 5, 1994, the local general partner of Arboretum Village Limited Partnership (Arboretum Village) refinanced the property's first mortgage. The refinancing provided proceeds of $3,387,382 to the Partnership with which the Partnership acquired, at a discount, the existing purchase money note in the original principal amount of $4,106,944, which resulted in an extraordinary gain from extinguishment of debt of $3,052,664. In addition, proceeds to the Partnership relating to the refinancing of $1,987,969 were in excess of the Partnership's investment and were included in share of income from Local Partnerships. In connection with the refinancing, the Partnership executed a new purchase money note to the local general partner in the principal amount of $1,050,000, which was a non-cash transaction. The new purchase money note bears simple interest at the same rate (9.73%) and matures at the same time (May 2001) as the new first mortgage. In August 1994, the Partnership made a $300,000 payment towards the principal balance of the purchase money note. Accrued interest on the purchase money note was $71,753 and $56,180 as of December 31, 1995 and 1994,
     respectively.

          The local general partners of Kapetan Associates Limited Partnership (Congress Plaza) had been negotiating a sale for Congress Plaza. Because certain contingencies were not satisfied, the offer to purchase the property has expired and negotiations have ended.

          Many of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of March 8, 1996, members of Congress were recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the program. Substantial uncertainty exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program or as to whether the program will continue at all.

          The local general partners of the following properties have each filed a notice of intent to participate under the LIHPRHA program:

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued


          Property                            Date of Filing
          --------                           -----------------
          Rolling Green at Milford           April 23, 1993
          Woodside Village                   March 31, 1994
          Briar Crest I                      June 15, 1994
          Briar Crest II                     June 15, 1994
          Briar Hills                        June 15, 1994
          Indian Hills                       June 15, 1994
          Winchester Gardens                 July 18, 1994
          Tyee Apartments                    November 28, 1994
          Bartley Manor                      December 5, 1994
          Village Green                      December 5, 1994
          Village Square                     December 5, 1994
          Cedar Valley                       January 23, 1995
          Southmoor                          January 31, 1995
          Greeley Manor                      January 31, 1995


          There is no assurance that a sale or supplemental financing of these properties will occur.

          Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties by utilizing programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or may include opportunities to refinance the property through supplemental financing. The Managing General Partner continues to monitor these programs to ascertain whether the properties would qualify within the parameters of the programs and whether the programs would provide an appropriate economic benefit to the limited partners of the Partnership.

          Many of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the
     Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt-service and operating costs or that the rents necessary to pay debt-service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     d.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993 is as follows:

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                   COMBINED BALANCE SHEETS

                                                                                      December 31,
                                                                               1995                  1994
                                                                           ------------          ------------
Rental property, at cost, net of accumulated depreciation
  of $69,987,195 and $64,566,221, respectively                             $ 98,203,512          $102,190,220

 Land and land improvements                                                  15,335,374            15,203,971
 Other assets                                                                17,933,930            17,161,059
                                                                           ------------          ------------
      Total assets                                                         $131,472,816          $134,555,250
                                                                           ============          ============

Mortgage notes payable                                                     $103,898,993          $105,836,981
Other liabilities                                                            10,551,978            10,353,576
                                                                           ------------          ------------
      Total liabilities                                                     114,450,971           116,190,557

Partners' capital                                                            17,021,845            18,364,693
                                                                           ------------          ------------
      Total liabilities and partners' capital                              $131,472,816          $134,555,250
                                                                           ============          ============


                 COMBINED STATEMENTS OF OPERATIONS

                                                                  For the years ended December 31,
                                                           1995                1994                  1993
                                                       ------------        ------------          ------------
Revenue:
  Rental                                               $ 33,256,209        $ 32,270,051          $ 31,007,780
  Interest                                                  695,422             551,946               502,857
  Other                                                     748,368             604,401               584,361
                                                       ------------        ------------          ------------
      Total revenue                                      34,699,999          33,426,398            32,094,998
                                                       ------------        ------------          ------------

Expenses:
  Operating                                              20,943,312          20,570,071            19,449,132
  Interest                                                7,085,360           7,046,805             6,967,055
  Depreciation                                            5,749,135           5,679,409             5,703,780
  Amortization                                               33,047              30,981                29,170
                                                       ------------        ------------          ------------
       Total expenses                                    33,810,854          33,327,266            32,149,137
                                                       ------------        ------------          ------------

Net income (loss)                                      $    889,145        $     99,132          $    (54,139)
                                                       ============        ============          ============

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     e.   Reconciliation of the Local Partnerships' financial statement net
          -----------------------------------------------------------------
               loss to income tax loss
               -----------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (1) certain revenue and the related assets are recorded when received rather than when earned; (2) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (3) a shorter life is used to compute depreciation of the property for tax purposes as permitted by Internal Revenue Service (IRS) Regulations. These returns are subject to audit and, therefore, possible adjustment by the IRS.

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to the income tax loss for the years ended December 31, 1995, 1994 and 1993 is as follows:

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                                 For the years ended December 31,
                                                           1995                1994                  1993
                                                       ------------        ------------          ------------
Financial statement net income (loss)                  $    889,145        $     99,132          $    (54,139)

Adjustments:
  Additional tax depreciation using accelerated
    methods, net of depreciation on construction
    period expenses capitalized for financial
    statement purposes                                   (3,413,758)         (3,732,479)           (4,036,117)

  Amortization for tax purposes not deducted for
    financial statement purposes                             25,569              25,569                25,569

  Miscellaneous, net                                          2,199             119,459              (205,462)
                                                       ------------        ------------          ------------
Income tax loss                                        $ (2,496,845)       $ (3,488,319)         $ (4,270,149)
                                                       ============        ============          ============


3.   RELATED-PARTY TRANSACTIONS

     In accordance with the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the interests in the Local Partnerships. The fee amounted to $1,200,000, which is equal to 2% of the Additional Limited Partners' capital contributions to the Partnership. The acquisition fee was capitalized and is being amortized over a thirty-year period using the straight-line method.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. For the years ended December 31, 1995, 1994 and 1993, the Partnership paid $77,544, $102,491 and $76,217, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     The amount of the Management Fee shall be equal to .25% of invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:

     a. First, on a monthly basis as an operating expense before any distributions to limited partners in the amount computed as described in the Partnership Agreement, provided that such amount shall not be greater than $300,000 and;
     b. Second, after distributions to the limited partners in the amount of 1% of the gross proceeds of the offering, the balance of such .25% of invested assets.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RELATED-PARTY TRANSACTIONS - Continued

     For each of the years ended December 31, 1995, 1994 and 1993, the Partnership paid the Managing General Partner a Management Fee of $300,000.

     From April 1990 through January 1994, CRICO Management Corporation (CRICO), an affiliate of the Managing General Partner, provided consulting, accounting and other services to Walden Apartments. Fees paid or accrued to CRICO for these services amounted to $12,278 for the month ended January 31, 1994. Fees paid or accrued were $138,336 for the year ended December 31, 1993. On February 1, 1994, CRICO contributed its property management and/or consulting contracts and personnel to CAPREIT Residential Corporation (CAPREIT). CAPREIT was formed by CRI but is not currently owned or controlled by CRI and/or its affiliates.
On April 12, 1995, HUD approved CAPREIT as the new management agent.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property its owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates earned net fees for services relating to the sale of the Partnership's interest in the Park Heights Towers Local Partnership of $117,028 on February 2, 1996. These fees have not been paid as of March 8, 1996.

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

     All profits and losses prior to the first date on which Additional Limited Partners were admitted were allocated 98.49% to the Initial Limited Partners and 1.51% to the General Partners. Upon admission of the Special Limited Partner and the Additional Limited Partners, the interest of the Initial Limited Partners was reduced to .49%. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the projects or their rental properties which are not reinvested shall be distributed and applied as follows:

       (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliate, such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
      (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
     (iii) to each partner in an amount equal to the positive balance in his capital account as of the date of the sale or refinancing, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale or refinancing and allocated pursuant to the Partnership Agreement;
      (iv) to the limited partners (A) an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

               refinancing proceeds, plus (B) an additional amount equal to a cumulative noncompounded 6% return, on each limited partners' capital contribution, reduced, but not below zero, by (1) an amount equal to 50% of the losses for tax purposes plus tax credits allocated to such limited partner and (2) distributions of net cash flow to each limited partner, such return, losses for tax purposes and net cash flow distributions commencing on the first day of the month in which the capital contribution was made;
       (v) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
      (vi) to the General Partners in the amount of their capital contributions;
     (vii) thereafter, for their services to the Partnership, in equal shares to certain general partners (or their designees), whether or not any is then a general partner, an aggregate fee of 1% of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sale from which such 1% fee was not paid to the General Partners or their designees; and,
     (viii) the remainder, 12% to the General Partners (or their assignees), 3% to the Special Limited Partner and 85% to the Initial and Additional Limited Partners (or their assignees).

     Fees payable to certain general partners (or their designees) under (vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment complexes, shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment complexes.

     In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited
partners.   No such amounts were paid to the Managing General Partner and/or its affiliates during 1995, 1994 and 1993. In February 1996, the Managing General Partner and/or its affiliates earned fees totalling $117,028 relating to the sale of the Park Heights Towers property. These fees have not been paid as of March 8, 1996.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, .49% to the Initial Limited Partner and 1.51% to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. As defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had cash available for distribution of approximately $250,000, $0, and $4,000 for the years ended December 31, 1995, 1994 and 1993, respectively. No distributions were declared or paid during 1995, 1994 and 1993 because any cash available for distribution is currently being retained by the Partnership, as previously discussed.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
          LOSS TO INCOME TAX LOSS

     For federal income tax purposes, the Partnership reports on a basis whereby: (1) certain expenses are amortized rather than expensed when incurred;
(2) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (3) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2e), including losses in excess of related investments amounts. In addition, adjustments arising from the imputation of interest on the Partnership's purchase money notes for financial reporting purposes are eliminated for income tax purposes (see Note 2a). These returns are subject to audit and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net loss to the income tax loss for the years ended December 31, 1995, 1994 and 1993 is as follows:

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET LOSS TO INCOME TAX LOSS - Continued

                                                                                   For the years ended December 31,
                                                                                1995             1994             1993
                                                                            ------------     ------------     ------------
Financial statement net loss                                                $ (8,149,347)    $ (2,790,364)    $ (8,465,897)

  Adjustments:
    Differences between the income tax losses and financial
      statement losses related to the Partnership's equity
      in the Local Partnerships' losses                                       (5,112,498)     (5,488,768)       (4,895,901)

    Difference between extraordinary gain from early extinguishment
      of debt                                                                 (1,050,000)      1,977,258                --

    Costs amortized over a shorter period for income tax purposes                (82,742)        (82,864)          (82,916)

    Effect of imputed interest on purchase money notes for financial
       reporting purposes                                                      4,570,051       2,964,825         2,777,162

    Miscellaneous difference                                                          --              --           (36,415)
                                                                            ------------     -----------      ------------
  Income tax loss                                                           $ (9,824,536)    $(3,419,913)     $(10,703,967)
                                                                            ============     ===========      ============


6.   CONTINGENCIES

     In 1990, CRI, as Managing General Partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by certain of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he cashed out of CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby have breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   CONTINGENCIES - Continued

reducing the proposed budget for 1996. The Partnership is not named as a defendant in this action. Messrs. Dockser and Willoughby have entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby have publicly responded that Mr. Schwartzberg's suit is motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. A hearing in this case is scheduled for April 29, 1996. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 1, 1996 and February 16, 1996, Mr. Schwartzberg sent letters to the Partnership requesting investor lists and other forms of investor information. On February 5, 1996, the Partnership, acting through its managing general partner, CRI, denied Mr. Schwartzberg's request. On February 20, 1996, counsel for the Partnership responded to Mr. Schwartzberg's second request, denying that Mr. Schwartzberg had standing or a proper purpose for requesting the investor lists. In view of Mr. Schwartzberg's solicitation efforts against other CRI-sponsored partnerships, CRI anticipates that litigation may arise from this request.

                          FINANCIAL STATEMENT SCHEDULE

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
              -----------------------------------------------------
                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------


To the Partners
Capital Realty Investors-III
  Limited Partnership


     In connection with our audit of the consolidated financial statements of Capital Realty Investors-III Limited Partnership referred to in our report dated March 8, 1996, which is included in this Form 10-K, we have also audited
Schedule III as of December 31, 1995, 1994 and 1993. We did not audit the financial statements for thirty-three of the Local Partnerships in 1995 and 1994 and 1993, which are accounted for as described in Note 1d. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                            Grant Thornton LLP


Vienna, VA
March 8, 1996

       CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

   SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-III LIMITED
                  PARTNERSHIP HAS INVESTED

                      December 31, 1995

       COL. A                  COL. B                     COL. C                                  COL. D
--------------------          -------        -------------------------------         -------------------------------
                                                         Initial                           Costs Capitalized
                                                      Cost to Local                            Subsequent
                                                       Partnership                           to Acquisition
                                             -------------------------------         -------------------------------
                                                                 Building
    Description               Encum-                               and                                   Carrying
Operating Properties          brances           Land           Improvements          Improvements        Costs (B)
--------------------          -------        -----------       ------------          ------------       -----------
Arboretum Village               (A)          $ 1,165,630       $  9,319,370          $  2,830,997       $        --
 Lisle, IL
 (308 units-family
 apartment complex)

Monterey/Hillcrest              (A)            1,332,233          2,168,760            13,065,221           468,293
 Apartments
 Waukesha, WI
 (300 units-family
 apartment complex)

O'Farrell Towers                (A)              950,000          1,680,000             8,319,850             5,988
  San Francisco, CA
  (101 units-elderly
  apartment complex)

Rolling Green                   (A)              550,000          8,926,785               505,072                --
  at Milford
  Milford, MA
  (304 units-family
  apartment complex)

Village Squire I & II           (A)              942,500          8,864,440              (426,804)               --
  Canton, MI
  (376 units-family
  apartment complex)

Walden Apartments               (A)            1,404,196          9,560,754             1,406,451                --
 Schaumburg, IL
 (396 units-family
 apartment complex)

Aggregate of remaining
 properties which are
 individually less than
 5% of the total of
 Column E                       (A)            7,427,172         81,206,346            21,825,758            27,069
                                             -----------       ------------          ------------       -----------
Total                                        $13,771,731       $121,726,455          $ 47,526,545       $   501,350
                                             ===========       ============          ============       ===========

         CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

    SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
 LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-III LIMITED
              PARTNERSHIP HAS INVESTED - Continued

                    December 31, 1995


       COL. A                              COL. E                             COL. F      COL. G    COL. H          COL. I
--------------------     -------------------------------------------       ------------   -------   -------    ----------------
                                    Gross amount at which                                                        Life upon
                                 carried at close of period                                                      which dep-
                         -------------------------------------------                       Date                 reciation in
                             Land         Building                          Accumulated     of                  latest income
    Description            and Land         and                            depreciation   Const-      Date      statement is
Operating Properties     Improvements   Improvements   Total (C) (D)           (D)        ruction   Acquired   computed (years)
--------------------     ------------   ------------   -------------       ------------   -------   --------   ----------------
Arboretum Village        $ 1,611,964    $ 11,704,033   $  13,315,997       $  4,594,556     1972      1/84          10-30
 Lisle, IL
 (308 units-family
 apartment complex)

Monterey/Hillcrest         1,335,534      15,698,973      17,034,507          6,653,797     1984     11/83           5-30
 Apartments
 Waukesha, WI
 (300 units-family
 apartment complex)

O'Farrell Towers             950,000      10,005,838      10,955,838          3,644,529     1985     10/83           5-30
  San Francisco, CA
  (101 units-elderly
  apartment complex)

Rolling Green                465,015       9,516,842       9,981,857          4,278,463     1974      3/84           5-30
  at Milford
  Milford, MA
  (304 units-family
  apartment complex)

Village Squire I & II        805,897       8,574,239       9,380,136          3,706,915     1980      3/84           5-33
  Canton, MI
  (376 units-family
  apartment complex)

Walden Apartments          1,444,057      10,927,344      12,371,401          4,091,461     1974      3/84           5-30
 Schaumburg, IL
 (396 units-family
 apartment complex)

Aggregate of remaining
 properties which are
 individually less than
 5% of the total of
 Column E                  8,722,907     101,763,438     110,486,345         43,017,474
                         -----------    ------------   -------------       ------------
Total                    $15,335,374    $168,190,707   $ 183,526,081       $ 69,987,195
                         ===========    ============   =============       ============

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         OF LOCAL PARTNERSHIPS IN WHICH
          CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP HAS INVESTED

                                December 31, 1995

(A)  Secured by mortgages.
(B) Consists of capitalized construction period interest and real estate taxes during construction.
(C) The aggregate cost of land for federal income tax purposes is $14,968,940 and the aggregate cost of buildings and improvements for federal income tax purposes is $185,964,295. The total of the above-mentioned items is $200,933,235.
(D)  Reconciliation of real estate
     -----------------------------

          CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

   NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                   OF LOCAL PARTNERSHIPS IN WHICH
    CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP HAS INVESTED

                           December 31, 1995

                                                               For the years ended December 31,
                                                           1995               1994               1993
                                                       ------------       ------------       ------------
Balance at beginning of period                         $181,960,413       $179,101,252       $177,108,174
Improvements and acquisitions during period               1,962,413          3,041,641          2,130,808
Deletions during period                                    (396,745)          (182,480)          (137,730)
                                                       ------------       ------------       ------------
Balance at end of period                               $183,526,081       $181,960,413       $179,101,252
                                                       ============       ============       ============


     Reconciliation of accumulated depreciation
     ------------------------------------------

                                                               For the years ended December 31,
                                                           1995               1994               1993
                                                       ------------       ------------       ------------
Balance at beginning of period                         $ 64,566,221       $ 59,007,931       $ 53,441,412
Depreciation expense for the period                       5,749,135          5,679,409          5,703,781
Retirements                                                (328,161)          (121,119)          (137,262)
                                                       ------------       ------------       ------------
Balance at end of period                               $ 69,987,195       $ 64,566,221       $ 59,007,931
                                                       ============       ============       ============


                                  EXHIBIT INDEX
                                  -------------


Exhibit                                                Method of Filing
-------                                         -----------------------------

27         Financial Data Schedule              Filed herewith electronically