Form 10-Q
period 1996-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1996-04-23
CIK 722833

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    March 31, 1996
                         --------------


Commission file number   0-11962
                         -------


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Maryland                                         52-1311532
- -----------------------------------------              -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)



11200 Rockville Pike, Rockville, Maryland                     20852
- -----------------------------------------              -------------------
 (Address of principal executive offices)                   (Zip Code)



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


          Class                           Outstanding at March 31, 1996
- -------------------------               ----------------------------------
     (Not applicable)                             (Not applicable)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996



                                                                   Page
                                                                   ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1996
             and December 31, 1995  . . . . . . . . . . . . .       1

          Consolidated Statements of Operations - for
             the three months ended March 31, 1996
             and 1995 . . . . . . . . . . . . . . . . . . . .       2

          Consolidated Statements of Cash Flows - for
             the three months ended March 31, 1996
             and 1995 . . . . . . . . . . . . . . . . . . . .       3

          Notes to Consolidated Financial Statements  . . . .       4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . .       12

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       18

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       19

Signature     . . . . . . . . . . . . . . . . . . . . . . . .       20

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       21

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                     CONSOLIDATED BALANCE SHEETS

                                                ASSETS

                                                                                                       March 31,       December 31,
                                                                                                         1996             1995
                                                                                                     -------------     ------------
                                                                                                      (Unaudited)
Investments in partnerships                                                                          $  24,757,152     $ 28,502,606
Investment in partnership held for sale                                                                         --        1,249,305
Cash and cash equivalents                                                                                3,413,837        2,897,013
Acquisition fees, principally paid to related parties, net of accumulated amortization of
  $424,448 and $415,716, respectively                                                                      623,391          632,123
Property purchase costs, net of accumulated amortization of $384,244 and $376,110, respectively            591,892          600,026
Other assets                                                                                               293,305           80,183
                                                                                                     -------------     ------------
      Total assets                                                                                   $  29,679,577     $ 33,961,256

                                                                                                     =============     ============
                                  LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships, net of unamortized discount on purchase money notes
  of $10,950,164 and $11,879,234, respectively                                                       $  16,997,276     $ 24,303,206
Accrued interest payable                                                                                40,853,189       45,542,056
Distributions payable                                                                                      579,000               --
Consulting fees payable to related parties                                                                 117,028               --
Accounts payable and accrued expenses                                                                       84,925          114,599
                                                                                                     -------------     ------------
      Total liabilities                                                                                 58,631,418       69,959,861
                                                                                                     -------------     ------------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid-in:
    General Partners                                                                                         2,000            2,000
    Limited Partners                                                                                    60,001,500       60,001,500
                                                                                                     -------------     ------------
                                                                                                        60,003,500       60,003,500
  Less:
    Accumulated distributions to partners                                                               (2,288,681)    (1,709,681)
    Offering costs                                                                                      (6,156,933)    (6,156,933)
    Accumulated losses                                                                                 (80,509,727)    (88,135,491)
                                                                                                     -------------     ------------
      Total partners' deficit                                                                          (28,951,841)    (35,998,605)
                                                                                                     -------------     ------------
      Total liabilities and partners' deficit                                                        $  29,679,577     $ 33,961,256
                                                                                                     =============     ============



                             The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                            (Unaudited)

                                                                                                      For the three months ended
                                                                                                               March 31,
                                                                                                     ------------------------------
                                                                                                         1996              1995
                                                                                                     ------------      ------------
Share of income from partnerships                                                                    $  4,791,987      $    531,150
                                                                                                     ------------      ------------
Other revenue and expenses:

 Revenue:
    Interest and other income                                                                              45,990            39,510
                                                                                                     ------------      ------------
 Expenses:
    Interest                                                                                            2,108,633         2,265,456
    Management fee                                                                                         75,000            75,000
    General and administrative                                                                             43,199            40,312
    Professional fees                                                                                      26,892            25,657
    Amortization                                                                                           16,866            17,528
                                                                                                     ------------      ------------
                                                                                                        2,270,590         2,423,953
                                                                                                     ------------      ------------
       Total other revenue and expenses                                                                (2,224,600)       (2,384,443)
                                                                                                     ------------      ------------
Income (loss) before gain on disposition of investment in partnership                                   2,567,387        (1,853,293)

Gain on disposition of investment in partnership                                                        5,058,377                --
                                                                                                     ------------      ------------
Net income (loss)                                                                                       7,625,764        (1,853,293)

Accumulated losses, beginning of period                                                               (88,135,491)      (79,986,144)
                                                                                                     ------------      ------------
Accumulated losses, end of period                                                                    $(80,509,727)     $(81,839,437)
                                                                                                     ============      ============
Income (loss) allocated to General Partners (1.51%)                                                  $    115,149      $    (27,985)
                                                                                                     ============      ============
Income (loss) allocated to Initial and Special Limited Partners (1.49%)                              $    113,624      $    (27,614)
                                                                                                     ============      ============
Income (loss) allocated to Additional Limited Partners (97%)                                         $  7,396,991      $ (1,797,694)
                                                                                                     ============      ============
Income (loss) per unit of Additional Limited Partnership Interest based on
  60,000 units outstanding                                                                           $     123.28      $     (29.96)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                        CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (Unaudited)


                                                                                                   For the three months ended
                                                                                                           March 31,
                                                                                                 ------------------------------
                                                                                                     1996              1995
                                                                                                 ------------      ------------
Cash flows from operating activities:
  Net income (loss)                                                                              $  7,625,764      $ (1,853,293)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of income from partnerships                                                              (4,791,987)         (531,150)
    Amortization of deferred costs                                                                     16,866            17,528
    Amortization of discount on purchase money notes                                                  929,070           932,556
    Gain on disposition of investment in partnership                                               (5,058,377)               --
    Payment of purchase money note interest                                                        (2,853,221)         (274,316)
    Changes in assets and liabilities:
      Increase in other assets                                                                       (213,122)          (13,868)
      Increase in accrued interest payable                                                          1,179,564         1,332,900
      Increase (decrease) in accounts payable and accrued expenses                                     87,354            (9,020)
                                                                                                 ------------      ------------
        Net cash used in operating activities                                                      (3,078,089)         (398,663)
                                                                                                 ------------      ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                        8,537,442           343,422
  Proceeds from disposition of investment in partnership                                            3,292,471                --
                                                                                                 ------------      ------------
    Net cash provided by investing activities                                                      11,829,913           343,422
                                                                                                 ------------      ------------
Cash flows from financing activities:
  Pay-off of purchase money notes                                                                  (8,235,000)               --
                                                                                                 ------------      ------------
Net increase (decrease) in cash and cash equivalents                                                  516,824           (55,241)

Cash and cash equivalents, beginning of period                                                      2,897,013         2,681,974
                                                                                                 ------------      ------------
Cash and cash equivalents, end of period                                                         $  3,413,837      $  2,626,733
                                                                                                 ============      ============








                           The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of March 31, 1996 and December 31, 1995, and its consolidated results of operations for the three months ended March 31, 1996 and 1995 and its consolidated cash flows for the three months ended March 31, 1996 and 1995.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Managing General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended
December 31, 1995.

2.   INVESTMENTS IN PARTNERSHIPS

     As of March 31, 1996, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $27,827,896 (exclusive of unamortized discount on purchase money notes of $10,950,164) plus accrued interest of $40,819,213, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $3,861,070 matured on January 1, 1996, but not have been paid, as discussed below. Purchase money notes in an aggregate principal amount of $2,100,000 mature on May 1, 1996, as discussed below. The remaining purchase money notes mature from 1997 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1996 and 1995 was $2,108,633 and $2,265,456, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three months ended March 31, 1996 and 1995 by $929,070 and $932,556, respectively.

     As of March 31, 1996 and December 31, 1995, the Partnership's obligations

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

     Purchase money notes, plus accrued interest, relating to the following properties have matured or will mature in 1996:


     Property                 Principal Amount       Maturity Date
     --------                 ----------------       -------------
     Briar Crest I            $       525,050        January 1, 1996(A,E)
     Briar Crest II                   415,920        January 1, 1996(A,E)
     Briar Hills                      458,100        January 1, 1996(A,E)
     Indian Hills                     327,000        January 1, 1996(A,E)
     Park Heights Tower             2,135,000        January 1, 1996(B)
     Village Squire I & II          3,660,000        March 1, 1996(C)
     Village Squire III             2,440,000        March 1, 1996(C)
     Cedar Valley                   2,100,000        May 1, 1996(D,E)


     (A) On June 15, 1994, the Local Managing General Partner of Briar Crest I, Briar Crest II, Briar Hills and Indian Hills filed a notice of intent to participate under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) in hopes of refinancing the existing first mortgages of each property. As a result of the recent changes in the LIHPRHA program, as discussed below, the Managing General Partner asked the Local Managing General Partner to pursue a sale of the properties under the LIHPRHA program. On February 20, 1996, the Local Managing General Partner filed a notice with HUD to amend the plan of action under the LIHPRHA program requesting a sale of the properties. The Local Managing General Partner is also the noteholder of the related purchase money notes. The Partnership defaulted on its purchase money notes relating to Briar Crest I, Briar Crest II, Briar Hills and Indian Hills on January 1, 1996 when the notes matured and were not paid. The default amounts included principal and accrued interest as follows:

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                            Accrued Interest    Accrued Interest
          Property           Principal      January 1, 1996      April 23, 1996
          --------           ---------      ----------------    ----------------
          Briar Crest I      $  525,050        $  746,672          $  768,508
          Briar Crest II        415,920           574,963             591,957
          Briar Hills           458,100           683,564             703,046
          Indian Hills          327,000           477,973             491,707
                             ----------        ----------          ----------
                             $1,726,070        $2,483,172          $2,555,218
                             ==========        ==========          ==========


          The Managing General Partner has offered to extend the maturity dates to coincide with the possible future sale of the properties under the LIHPRHA program. No agreement has been reached as of April 17, 1996. There can be no assurance that an agreement will be reached, or that
          the eventual sale of the properties will occur.   As such, there is no
          assurance that the Partnership will be able to retain its interests in the Local Partnerships.

     (B) On January 5, 1994 the local general partners of Park Heights Towers Limited Partnership (Park Heights) filed a notice of intent to participate under the LIHPRHA program. On February 2, 1996, the local general partners of Park Heights sold the property to a non-profit entity. The sale of the property generated net proceeds to the Partnership of approximately $1.27 million. The proceeds were net of $2.135 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain and a net tax gain in 1996 of approximately $5.1 million and $7.0 million, respectively. The Partnership intends to distribute $579,000 (or approximately $9.65 per Additional Limited Partner unit) to the Additional Limited Partners as return of capital on a generally accepted accounting principles basis by April 30, 1996. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the outstanding purchase money notes of other Local Partnerships. The General Partner and/or its affiliates earned net fees of $117,028 for its services relating to the sale of the property. As of April 17, 1996, these fees have not been paid.

     (C) On March 1, 1996, the local general partner of Village Squire I & II and Village Squire III refinanced the respective properties' existing first mortgages. On March 1, 1996, proceeds provided to the Partnership from the properties' mortgage refinancings, along with approximately $560,000 of existing Partnership cash resources, were used to pay off the related purchase money note obligations. Approximately $4.1 million in refinancing proceeds provided to the Partnership were in excess of the Partnership's investment in the

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

          respective Local Partnerships and are included in share of income from Local Partnerships in the consolidated statement of operations.

     (D) The Managing General Partner is currently negotiating with the noteholders to extend the Cedar Valley purchase money note due dates to coincide with a potential future LIHPHRA sale. There is no assurance that any agreement will be reached with the noteholders or that a sale of the property will eventually occur.

     (E) The uncertainty about the continued ownership of the Partnership's interest in the Briar Crest I, Briar Crest II, Briar Hills, Indian Hills and Cedar Valley Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnership's, excluding Indian Hills, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which at March 31, 1996, was approximately 5% of the total investment in Local Partnerships. In the case of Indian Hills, the carrying amount of the investment exceeds the amount of nonrecourse indebtedness, however, the Partnership's exposure to loss is limited to this excess, which at March 31, 1996 was approximately $840,000.

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value due to the short-term nature of the related
financial instruments.   The Partnership has determined that it is not
practicable to estimate the fair value of its purchase money notes, either individually or in the aggregate, due to: (i) the lack of an active market for this type of financial instrument, (ii) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (iii) the excessive costs associated with an independent appraisal of the purchase money notes.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. As of April 17, 1996, there can be no assurance that Congress will extend the LIHPRHA program beyond the October 1 deadline, or that a modified program will be developed in place of the existing program. Also, there is no assurance that the sale of any of the properties owned by the Local Partnerships will occur.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or may include opportunities to refinance the property or obtain supplemental financing. The Managing General Partner continues to monitor these programs to ascertain whether the properties would qualify within the parameters of the programs and whether the programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                            For the three months ended
                                                     March 31,
                                        ----------------------------------
                                            1996                  1995
                                        ------------          ------------
Revenue:
  Rental revenue                        $  8,168,032          $  7,978,801
  Other                                      420,034               349,882
                                        ------------          ------------
                                           8,588,066             8,328,683
                                        ------------          ------------
Expenses:
  Operating                                5,071,675             4,837,251
  Interest                                 1,768,021             1,761,705
  Depreciation and amortization            1,410,313             1,427,601
                                        ------------          ------------
                                           8,250,009             8,026,557
                                        ------------          ------------
Net income                              $    338,057          $    302,126
                                        ============          ============

     As of March 31, 1996 and December 31, 1995, the Partnership's share of cumulative losses to date for eleven of the thirty-five Local Partnerships exceeds the amount of the Partnership's investments in these Local Partnerships by $11,577,722 and $11,371,859, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

      In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid $35,054 and $21,037 for the three months ended March 31, 1996 and 1995, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statement of operations as general and administrative expenses. Additionally, the Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three-month periods ended March 31, 1996 and 1995.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   RELATED-PARTY TRANSACTIONS - Continued

partners. The Managing General Partner and/or its affiliates earned net fees for services relating to the sale of the Partnership's interest in Park Heights of $117,028 on February 2, 1996. These fees have not been paid as of April 17, 1996.

4.   CONTINGENCIES

     In 1990, CRI, as managing general partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by some of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he retired from and cashed out of CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     Capital Realty Investors-III Limited Partnership's (the Partnership) liquidity, with cash resources of $3,413,837 and $2,897,013 as of March 31, 1996 and December 31, 1995, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of April 17, 1996, there are no material commitments for capital expenditures.

     As of March 31, 1996, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $27,827,896 (exclusive of unamortized discount on purchase money notes of $10,950,164) plus accrued interest of $40,819,213, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $3,861,070 matured on January 1, 1996, but not have been paid, as discussed below. Purchase money notes in an aggregate principal amount of $2,100,000 mature on May 1, 1996, as discussed below. The remaining purchase money notes mature from 1997 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     As of March 31, 1996 and December 31, 1995, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

     Purchase money notes, plus accrued interest, relating to the following properties have matured or will mature in 1996:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     Property                 Principal Amount       Maturity Date
     --------                 ----------------       -------------
     Briar Crest I            $       525,050        January 1, 1996(A,E)
     Briar Crest II                   415,920        January 1, 1996(A,E)
     Briar Hills                      458,100        January 1, 1996(A,E)
     Indian Hills                     327,000        January 1, 1996(A,E)
     Park Heights Tower             2,135,000        January 1, 1996(B)
     Village Squire I & II          3,660,000        March 1, 1996(C)
     Village Squire III             2,440,000        March 1, 1996(C)
     Cedar Valley                   2,100,000        May 1, 1996(D,E)


     (A) On June 15, 1994, the Local Managing General Partner of Briar Crest I, Briar Crest II, Briar Hills and Indian Hills filed a notice of intent to participate under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) in hopes of refinancing the existing first mortgages of each property. As a result of the recent changes in the LIHPRHA program, as discussed below, the Managing General Partner asked the Local Managing General Partner to pursue a sale of the properties under the LIHPRHA program. On February 20, 1996, the Local Managing General Partner filed a notice with HUD to amend the plan of action under the LIHPRHA program requesting a sale of the properties. The Local Managing General Partner is also the noteholder of the related purchase money notes. The Partnership defaulted on its purchase money notes relating to Briar Crest I, Briar Crest II, Briar Hills and Indian Hills on January 1, 1996 when the notes matured and were not paid. The default amounts included principal and accrued interest as follows:


                                            Accrued Interest    Accrued Interest
          Property           Principal      January 1, 1996      April 23, 1996
          --------           ---------      ----------------    ----------------
          Briar Crest I      $  525,050        $  746,672          $  768,508
          Briar Crest II        415,920           574,963             591,957
          Briar Hills           458,100           683,564             703,046
          Indian Hills          327,000           477,973             491,707
                             ----------        ----------          ----------
                             $1,726,070        $2,483,172          $2,555,218
                             ==========        ==========          ==========


          The Managing General Partner has offered to extend the maturity dates to coincide with the possible future sale of the properties under the LIHPRHA program. No agreement has been reached as of April 17, 1996. There can be no assurance that an agreement will be reached, or that
          the eventual sale of the properties will occur.   As such, there is no

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

          assurance that the Partnership will be able to retain its interests in the Local Partnerships.

     (B) On January 5, 1994 the local general partners of Park Heights Towers Limited Partnership (Park Heights) filed a notice of intent to participate under the LIHPRHA program. On February 2, 1996, the local general partners of Park Heights sold the property to a non-profit entity. The sale of the property generated net proceeds to the Partnership of approximately $1.27 million. The proceeds were net of $2.135 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain and a net tax gain in 1996 of approximately $5.1 million and $7.0 million, respectively. The Partnership intends to distribute $579,000 (or approximately $9.65 per Additional Limited Partner unit) to the Additional Limited Partners as return of capital on a generally accepted accounting principles basis by April 30, 1996. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the outstanding purchase money notes of other Local Partnerships. The General Partner and/or its affiliates earned net fees of $117,028 for its services relating to the sale of the property. As of April 17, 1996, these fees have not been paid.

     (C) On March 1, 1996, the local general partner of Village Squire I & II and Village Squire III refinanced the respective properties' existing first mortgages. On March 1, 1996, proceeds provided to the Partnership from the properties' mortgage refinancings, along with approximately $560,000 of existing Partnership cash resources, were used to pay off the related purchase money note obligations. Approximately $4.1 million in refinancing proceeds provided to the Partnership were in excess of the Partnership's investment in the respective Local Partnerships and are included in share of income from Local Partnerships in the consolidated statement of operations.

     (D) The Managing General Partner is currently negotiating with the noteholders to extend the Cedar Valley purchase money note due dates to coincide with a potential future LIHPHRA sale. There is no assurance that any agreement will be reached with the noteholders or that a sale of the property will eventually occur.

     (E) The uncertainty about the continued ownership of the Partnership's interest in the Briar Crest I, Briar Crest II, Briar Hills, Indian Hills and Cedar Valley Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnership's, excluding Indian Hills, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

          investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which at March 31, 1996 was approximately 5% of the total investment in Local Partnerships. In the case of Indian Hills, the carrying amount of the investment exceeds the amount of nonrecourse indebtedness, however, the Partnership's exposure to loss is limited to this excess, which at March 31, 1996 was approximately $840,000.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1996, the receipt of distributions from Local Partnerships, which included proceeds from the refinancing of the Village Squire I & II and Village Squire III first mortgages, along with proceeds from the sale of Park Heights was adequate to support operating cash requirements and the pay-off of the related purchase money notes.

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value due to the short-term nature of the related
financial instruments.   The Partnership has determined that it is not
practicable to estimate the fair value of its purchase money notes, either individually or in the aggregate, due to: (i) the lack of an active market for this type of financial instrument, (ii) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (iii) the excessive costs associated with an independent appraisal of the purchase money notes.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended March 31, 1996 increased from the comparable period in 1995 primarily as a result of the gain on disposition of Park Heights, as discussed above. Contributing to the increase in net income was an increase in share of income from Local Partnerships principally due to the receipt of refinancing proceeds from Village Squire I & II and Village Squire III which were in excess of the Partnership's investments in the respective Local Partnerships, as discussed above. Also contributing to the increase in the Partnership's net income was a decrease in interest expense resulting from the retirement of the Park Heights, Village Squire I & II and Village Squire III purchase money notes, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment. As a result, the Partnership's recognized income for the three months ended March 31, 1996 did not include losses of $205,863 compared to excluded losses of $234,553 for the three months ended March 31, 1995, respectively.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing who commit to

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. As of April 17, 1996, there can be no assurance that Congress will extend the LIHPRHA program beyond the October 1 deadline, or that a modified program will be developed in place of the existing program. Also, there is no assurance that the sale of any of the properties owned by the Local Partnerships will occur.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or may include opportunities to refinance the property or obtain supplemental financing. The Managing General Partner continues to monitor these programs to ascertain whether the properties would qualify within the parameters of the programs and whether the programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     No other significant changes in the Partnership's operations have taken place during this period.

                                     General
                                     -------

     In 1990, CRI, as managing general partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by some of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

he retired from and cashed out of CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

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

PART II.  OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     On June 15, 1994, the Local Managing General Partner of Briar Crest I, Briar Crest II, Briar Hills and Indian Hills filed a notice of intent to participate under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) in hopes of refinancing the existing first mortgages of each property. As a result of the recent changes in the LIHPRHA program, as discussed below, the Managing General Partner asked the Local Managing General Partner to pursue a sale of the properties under the LIHPRHA program. On February 20, 1996, the Local Managing General Partner filed a notice with HUD to

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

amend the plan of action under the LIHPRHA program requesting a sale of the properties. The Local Managing General Partner is also the noteholder of the related purchase money notes. The Partnership defaulted on its purchase money notes relating to Briar Crest I, Briar Crest II, Briar Hills and Indian Hills on January 1, 1996 when the notes matured and were not paid. The default amounts included principal and accrued interest as follows:

                                             Accrued Interest   Accrued Interest
          Property             Principal     January 1, 1996     April 23, 1996
          --------             ---------     ----------------   ----------------
          Briar Crest I        $  525,050       $  746,672         $  768,508
          Briar Crest II          415,920          574,963            591,957
          Briar Hills             458,100          683,564            703,046
          Indian Hills            327,000          477,973            491,707
                               ----------       ----------         ----------
                               $1,726,070       $2,483,172         $2,555,218
                               ==========       ==========         ==========


     The Managing General Partner has offered to extend the maturity dates to coincide with the possible future sale of the properties under the LIHPRHA program. No agreement has been reached as of April 17, 1996. There can be no assurance that an agreement will be reached, or that the eventual sale of the
properties will occur.   As such, there is no assurance that the Partnership
will be able to retain its interests in the Local Partnerships.

     The uncertainty about the continued ownership of the Partnership's interest in the Briar Crest I, Briar Crest II, Briar Hills, Indian Hills and Cedar Valley Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnership's, excluding Indian Hills, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which at March 31, 1996, was approximately 5% of the total investment in Local Partnerships.
In the case of Indian Hills, the carrying amount of the investment exceeds the amount of nonrecourse indebtedness, however, the Partnership's exposure to loss is limited to this excess, which at March 31, 1996 was approximately $840,000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     A report on Form 8-K was filed with the Commission on February 20, 1996 regarding the sale of the property relating to the Partnership's investment in Park Heights Limited Partnership.

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


April 23, 1996                By:  /s/ Richard J. Palmer
- -----------------------            ------------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the
                                     Registrant and as Principal
                                     Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
- -------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically