Form 10-Q
period 1996-06-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1996-08-01
CIK 722833

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1996
                         -------------


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


          Class                            Outstanding at June 30, 1996
- -------------------------               ----------------------------------
     (Not applicable)                             (Not applicable)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996



                                                                   Page
                                                                   ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1996
             and December 31, 1995  . . . . . . . . . . . . .       1

          Consolidated Statements of Operations - for
             the three and six months ended June 30, 1996
             and 1995 . . . . . . . . . . . . . . . . . . . .       2

          Consolidated Statements of Cash Flows - for
             the three months ended June 30, 1996
             and 1995 . . . . . . . . . . . . . . . . . . . .       3

          Notes to Consolidated Financial Statements  . . . .       4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . .       13

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       20

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       22

Signature     . . . . . . . . . . . . . . . . . . . . . . . .       23

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       24

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                              CONSOLIDATED BALANCE SHEETS

                                                               ASSETS

                                                                                               June 30,       December 31,
                                                                                                 1996            1995
                                                                                             ------------     ------------
                                                                                              (Unaudited)
Investments in partnerships                                                                  $ 24,780,659     $ 28,502,606
Investment in partnership held for sale                                                                --        1,249,305
Cash and cash equivalents                                                                       3,423,540        2,897,013
Acquisition fees, principally paid to related parties, net of accumulated amortization of $433,180 and $415,716,
  respectively                                                                                    614,659          632,123
Property purchase costs, net of accumulated amortization of
  $392,378 and $376,110, respectively                                                             583,758          600,026
Other assets                                                                                       79,755           80,183
                                                                                             ------------     ------------
      Total assets                                                                           $ 29,482,371     $ 33,961,256
                                                                                             ============     ============

                                         LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships, net of unamortized discount on purchase money notes of $10,103,020 and $11,879,234,
  respectively                                                                               $ 17,844,420     $ 24,303,206
Accrued interest payable                                                                       41,746,302       45,542,056
Consulting fees payable to related parties                                                        117,028               --
Accounts payable and accrued expenses                                                             107,316          114,599
                                                                                             ------------     ------------
      Total liabilities                                                                        59,815,066       69,959,861
                                                                                             ------------     ------------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid-in:
    General Partners                                                                                2,000            2,000
    Limited Partners                                                                           60,001,500       60,001,500
                                                                                             ------------     ------------
                                                                                               60,003,500       60,003,500
  Less:
    Accumulated distributions to partners                                                      (2,288,681)      (1,709,681)
    Offering costs                                                                             (6,156,933)      (6,156,933)
    Accumulated losses                                                                        (81,890,581)     (88,135,491)
                                                                                             ------------     ------------
      Total partners' deficit                                                                 (30,332,695)     (35,998,605)
                                                                                             ------------     ------------
      Total liabilities and partners' deficit                                                $ 29,482,371     $ 33,961,256
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Unaudited)

                                                                  For the three months ended         For the six months ended
                                                                           June 30,                           June 30,
                                                                 ----------------------------      ----------------------------
                                                                     1996            1995              1996            1995
                                                                 ------------    ------------      ------------    ------------
Share of income from partnerships                                $    600,693    $    235,460      $  5,392,680    $    766,610
                                                                 ------------    ------------      ------------    ------------
Other revenue and expenses:

 Revenue:
    Interest and other income                                          43,669          41,998            89,659          81,508
                                                                 ------------    ------------      ------------    ------------
 Expenses:
    Interest                                                        1,862,629       2,265,656         3,971,262       4,531,112
    Management fee                                                     75,000          75,000           150,000         150,000
    General and administrative                                         44,372          27,814            87,571          68,126
    Professional fees                                                  26,349          26,077            53,241          51,734
    Amortization                                                       16,866          17,528            33,732          35,056
                                                                 ------------    ------------      ------------    ------------
                                                                    2,025,216       2,412,075         4,295,806       4,836,028
                                                                 ------------    ------------      ------------    ------------
       Total other revenue and expenses                            (1,981,547)     (2,370,077)       (4,206,147)     (4,754,520)
                                                                 ------------    ------------      ------------    ------------
(Loss) income before gain on disposition
  of investment in partnership                                     (1,380,854)     (2,134,617)        1,186,533      (3,987,910)
Gain on disposition of investment in partnership                           --              --         5,058,377              --
                                                                 ------------    ------------      ------------    ------------
Net (loss) income                                                  (1,380,854)     (2,134,617)        6,244,910      (3,987,910)

Accumulated losses, beginning of period                           (80,509,727)    (81,839,437)      (88,135,491)    (79,986,144)
                                                                 ------------    ------------      ------------    ------------
Accumulated losses, end of period                                $(81,890,581)   $(83,974,054)     $(81,890,581)   $(83,974,054)
                                                                 ============    ============      ============    ============
(Loss) income allocated to General Partners (1.51%)              $    (20,851)   $    (32,232)     $     94,298    $    (60,217)
                                                                 ============    ============      ============    ============
(Loss) income allocated to Initial and Special
  Limited Partners (1.49%)                                       $    (20,575)   $    (31,806)     $     93,049    $    (59,420)
                                                                 ============    ============      ============    ============
(Loss) income allocated to Additional Limited
  Partners (97%)                                                 $ (1,339,428)   $ (2,070,579)     $  6,057,563    $(3,868,273)
                                                                 ============    ============      ============    ============
(Loss) income per unit of Additional Limited
  Partnership Interest based on 60,000 units
  outstanding                                                    $     (22.32)   $     (34.51)     $     100.96    $    (64.47)
                                                                 ============    ============      ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (Unaudited)


                                                                                                For the six months ended
                                                                                                        June 30,
                                                                                              ----------------------------
                                                                                                  1996            1995
                                                                                              ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                                           $  6,244,910    $ (3,987,910)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of income from partnerships                                                           (5,392,680)       (766,610)
    Amortization of deferred costs                                                                  33,732          35,056
    Amortization of discount on purchase money notes                                             1,776,214       1,865,112
    Gain on disposition of investment in partnership                                            (5,058,377)             --
    Payment of purchase money note interest                                                     (2,975,593)       (401,469)
    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                              428         (24,888)
      Increase in accrued interest payable                                                       2,195,050       2,665,999
      Increase in accounts payable and accrued expenses                                            109,745          10,426
                                                                                              ------------    ------------
        Net cash used in operating activities                                                   (3,066,571)       (604,284)
                                                                                              ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                     9,114,627         830,572
  Proceeds from disposition of investment in partnership                                         3,292,471              --
                                                                                              ------------    ------------
    Net cash provided by investing activities                                                   12,407,098         830,572
                                                                                              ------------    ------------
Cash flows from financing activities:
  Pay-off of purchase money notes                                                               (8,235,000)             --
  Distribution paid to additional limited partners                                                (579,000)             --
                                                                                              ------------    ------------
    Net cash used in financing activities                                                       (8,814,000)             --
                                                                                              ------------    ------------

Net increase in cash and cash equivalents                                                          526,527         226,288

Cash and cash equivalents, beginning of period                                                   2,897,013       2,681,974
                                                                                              ------------    ------------
Cash and cash equivalents, end of period                                                      $  3,423,540    $  2,908,262
                                                                                              ============    ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of June 30, 1996 and December 31, 1995, and its consolidated results of operations for the three months and six months ended June 30, 1996 and 1995 and its consolidated cash flows for the six months ended June 30, 1996 and 1995.

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

2.   INVESTMENTS IN PARTNERSHIPS

     As of June 30, 1996, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $27,827,896 (exclusive of unamortized discount on purchase money notes of $10,103,020) plus accrued interest of $41,712,326, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,726,070 and $2,100,000 matured on January 1, 1996 and May 1, 1996, respectively, but have not been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1996 was $1,862,629 and $3,971,262, respectively, and for the three and six months ended June 30, 1995 was $2,265,656 and $4,531,112, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three and six months ended June 30, 1996 by $847,144 and $1,776,214, respectively, and $932,556 and
$1,865,112, during the three and six months ended June 30, 1995, respectively.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     As of June 30, 1996 and December 31, 1995, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

     Purchase money notes, plus accrued interest, relating to the following properties have matured in 1996:


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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                          Accrued Interest    Accrued Interest
          Property          Principal     January 1, 1996     August 1, 1996
          --------          ---------     ----------------    ----------------
          Briar Crest I     $  525,050       $  746,672          $  787,932
          Briar Crest II       415,920          574,963             607,074
          Briar Hills          458,100          683,564             720,377
          Indian Hills         327,000          477,973             503,924
                            ----------       ----------          ----------
                            $1,726,070       $2,483,172          $2,619,307
                            ==========       ==========          ==========


          The Managing General Partner has offered to extend the maturity dates to coincide with the possible future sale of the properties under the LIHPRHA program. No agreement has been reached as of July 26, 1996. There can be no assurance that an agreement will be reached, or that the eventual sale of the properties will occur. As of July 26, 1996, the Managing General Partner considers it doubtful that these properties will be sold under the LIHPRHA program. The Managing General Partner will continue to work with the noteholder to reach satisfactory resolution. Due to the uncertainty of a potential sale or satisfactory resolution, there is no assurance that the Partnership will be able to retain its interests in the Local Partnerships.

     (B) On January 5, 1994 the local general partners of Park Heights Towers Limited Partnership (Park Heights) filed a notice of intent to participate under the LIHPRHA program. On February 2, 1996, the local general partners of Park Heights sold the property to a non-profit entity. The sale of the property generated net proceeds to the Partnership of approximately $1.27 million. The proceeds were net of $2.135 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain and a net tax gain in 1996 of approximately $5.1 million and $7.0 million, respectively. On April 30, 1996, the Partnership distributed $579,000 (or approximately $9.65 per Additional Limited Partner unit) to the Additional Limited Partners as return of capital on a generally accepted accounting principles basis. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the outstanding purchase money notes of other Local Partnerships. The General Partner and/or its affiliates earned net fees of $117,028 for its services relating to the sale of the property. As of July 26, 1996, these fees have not been paid.

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

     (D) The Partnership defaulted on its purchase money note relating to Cedar Valley on May 1, 1996 when the note matured and was not paid. The default amount included principal and accrued interest of $2,100,000 and $3,168,856, respectively. As of August 1, 1996, principal totaling $2,100,000 and $3,243,172, respectively, were due. On May 2, 1996, the noteholders sent notice to the Partnership to demand payment on the purchase money notes. The Managing General Partner began negotiations with the noteholders to extend the purchase money notes until 1998. The noteholders rejected this offer and proposed a counter-offer to extend the purchase money notes until January 1997. As of August 1, 1996, the Partnership is investigating the counter-offer and negotiations with the noteholders continue. There is no assurance that any agreement will be reached with the noteholders. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action. There is, however, no assurance that the Partnership will be able to retain its interest in Cedar Valley.

     (E) The uncertainty about the continued ownership of the Partnership's interest in the Briar Crest I, Briar Crest II, Briar Hills, Indian Hills and Cedar Valley Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnership's, excluding Indian Hills, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which at June 30, 1996, was approximately 5% of the total investment in Local Partnerships. In the case of Indian Hills, the carrying amount of the investment exceeds the amount of nonrecourse indebtedness, however, the Partnership's exposure to loss is limited to this excess, which at June 30, 1996 was approximately $847,000.

     Rolling Green at Milford property received a mortgage increase in June 1996 due to extensive roof damage caused by microorganisms. The estimated costs to replace the roof are approximately $2.1 million. The local managing general partner has received this additional financing from the mortgagee to cover the costs to replace the roof. The Managing General Partner is negotiating a five year extension on the Partnership's related purchase money notes. The Partnership's purchase money notes, which aggregate a principal amount of

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

$2,250,000, are due to mature on August 31, 1998. There is no assurance that the noteholder will agree to a 5-year extension on the purchase money notes. In the interim, the property remains open and as of July 26, 1996, Rolling Green was approximately 97% leased. The work to replace the roof will begin soon, and the property will remain open while the roof work is performed.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. After October 1, 1996, HUD is directed not to continue LIHPRHA processing. As of July 26, 1996, it is unknown whether the program will be extended or if a modified program will replace LIHPRHA. The partnership does not anticipate sale of any of the properties owned by the Local Partnerships under the LIHPRHA program. Also, there is no assurance that the sale of any of the properties owned by the Local Partnerships will occur.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In March 1996, HUD released a revised version of the Reinvention Blueprint issued one year ago.
The Reinvention Blueprint contains a proposal which has come to be known as the "Mark to Market" initiative. Per this initiative, HUD is proposing to eliminate the Section 8 Housing Assistance Payment (HAP) contracts on certain properties, under which the property owners directly receive monthly subsidies for units occupied by low-income tenants. Instead, HUD would provide voucher or certificate rental assistance directly to eligible residents. In the event that this initiative is enacted as originally proposed, there is no assurance that

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas. As of July 26, 1996 Congress, the Senate and the Clinton Administration continue to struggle with the "Mark to Market" legislation. In the interim, Congress has authorized a one-year extension of project-based Section 8 HAP contracts expiring during fiscal year 1996. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring in fiscal year 1997 and thereafter is uncertain.

     The Partnership has been informed by Equity Resources Group, Inc. (ERG), a Massachusetts limited partnership and limited partner in the Partnership, that it plans to initiate a tender offer to purchase additional units in the Partnership, but in no case more than a 5% interest in the Partnership. ERG has stated that it plans to make the offer for the express purpose of holding the limited partnership units as a long-term investment and not with a view to resale. ERG has not indicated the price per unit which it plans to offer for the limited partnership units in the Partnership. In the event that a tender offer is initiated, the purchase price will be determined solely at the discretion of ERG and may not necessarily represent the fair market value of the limited partnership units. The General Partner takes no position as to recommending or not recommending ERG to make an offer, nor will it take a position as to recommending or not recommending the offer to investors, in the event that an offer is made.

     Other than the potential ERG offer, it is not anticipated that there will be any other market for resale of units in the Partnership. As a result, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. There is no assurance that ERG will initiate a tender offer.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                        COMBINED STATEMENTS OF OPERATIONS

                                                             (Unaudited)

                                                                  For the three months ended         For the six months ended
                                                                           June 30,                           June 30,
                                                                 ----------------------------      ----------------------------
                                                                     1996            1995              1996            1995
                                                                 ------------    ------------      ------------    ------------
Revenue:
  Rental revenue                                                 $  8,361,649    $  8,132,593      $ 16,529,681    $ 16,111,394
  Other                                                               477,808         381,818           897,842         731,700
                                                                 ------------    ------------      ------------    ------------
                                                                    8,839,457       8,514,411        17,427,523      16,843,094
                                                                 ------------    ------------      ------------    ------------
Expenses:
  Operating                                                         5,089,031       5,322,663        10,160,706      10,159,914
  Interest                                                          1,766,358       1,761,705         3,534,379       3,523,410
  Depreciation and amortization                                     1,392,680       1,427,604         2,802,993       2,855,205
                                                                 ------------    ------------      ------------    ------------
                                                                    8,248,069       8,511,972        16,498,078      16,538,529
                                                                 ------------    ------------      ------------    ------------
Net income                                                       $    591,388    $      2,439      $    929,445    $    304,565
                                                                 ============    ============      ============    ============

     As of June 30, 1996 and December 31, 1995, the Partnership's share of cumulative losses to date for seven and eleven, respectively, of the thirty-five Local Partnerships exceeds the amount of the Partnership's investments in these Local Partnerships by $11,729,586 and $11,371,859, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

      In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid $32,716 and $67,770 for the three and six months ended June 30, 1996, respectively, and $24,733 and $45,770 for the three and six months ended June 30, 1995, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statement of operations as general and administrative expenses. Additionally, the Partnership paid the Managing General Partner a Management Fee of $75,000, and $150,000 for the three and six months ended June 30, 1996 and 1995, respectively.

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

investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates earned net fees for services relating to the sale of the Partnership's interest in Park Heights of $117,028 on February 2, 1996. These fees have not been paid as of July 26, 1996.

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

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership was not named as a defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby publicly responded that Mr. Schwartzberg's suit was motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 1, 1996 and February 16, 1996, Mr. Schwartzberg sent letters to the Partnership requesting investor lists and other forms of investor information. On February 5, 1996, the Partnership, acting through its managing general partner, CRI, denied Mr. Schwartzberg's request. On February 20, 1996, counsel for the Partnership responded to Mr. Schwartzberg's second request, denying that Mr. Schwartzberg had standing or a proper purpose for requesting the investor lists. On June 12, 1996, Mr. Schwartzberg and CRI entered an

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   CONTINGENCIES - Continued     (Unaudited)


agreement resolving the disputes between CRI and CMS. The Partnership was not named in any of the litigation prior to the resolution, nor was the Partnership a signatory of the agreement. CRI does not anticipate further litigation with Mr. Schwartzberg.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     Capital Realty Investors-III Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations contains information that may be considered forward looking. This information contains a number of risks and uncertainties, as discussed herein and in the Partnership's Annual Report filed on Form 10-K, that could cause actual results to differ materially.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with cash resources of $3,423,540 and $2,897,013 as of June 30, 1996 and December 31, 1995, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of July 26, 1996, there are no material commitments for capital expenditures.

     As of June 30, 1996, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $27,827,896 (exclusive of unamortized discount on purchase money notes of $10,103,020) plus accrued interest of $41,712,326, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,726,070 and $2,100,000 matured on January 1, 1996 and May 1, 1996, respectively, but not have been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     As of June 30, 1996 and December 31, 1995, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

     Purchase money notes, plus accrued interest, relating to the following properties have matured in 1996:

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


                                        Accrued Interest    Accrued Interest
          Property          Principal   January 1, 1996     August 1, 1996
          --------          ---------   ----------------    ----------------
          Briar Crest I     $  525,050     $  746,672          $  787,932
          Briar Crest II       415,920        574,963             607,074
          Briar Hills          458,100        683,564             720,377
          Indian Hills         327,000        477,973             503,924
                            ----------     ----------          ----------
                            $1,726,070     $2,483,172          $2,619,307
                            ==========     ==========          ==========


          The Managing General Partner has offered to extend the maturity dates to coincide with the possible future sale of the properties under the LIHPRHA program. No agreement has been reached as of July 26, 1996. There can be no assurance that an agreement will be reached, or that the eventual sale of the properties will occur. As of July 26, 1996,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

          the Managing General Partner considers it doubtful that these properties will be sold under the LIHPRHA program. The Managing General Partner will continue to work with the noteholder to reach satisfactory resolution. Due to the uncertainty of a potential sale or satisfactory resolution, there is no assurance that the Partnership will be able to retain its interests in the Local Partnerships.

     (B) On January 5, 1994 the local general partners of Park Heights Towers Limited Partnership (Park Heights) filed a notice of intent to participate under the LIHPRHA program. On February 2, 1996, the local general partners of Park Heights sold the property to a non-profit entity. The sale of the property generated net proceeds to the Partnership of approximately $1.27 million. The proceeds were net of $2.135 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain and a net tax gain in 1996 of approximately $5.1 million and $7.0 million, respectively. On April 30, 1996, the Partnership distributed $579,000 (or approximately $9.65 per Additional Limited Partner unit) to the Additional Limited Partners as return of capital on a generally accepted accounting principles basis. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the outstanding purchase money notes of other Local Partnerships. The General Partner and/or its affiliates earned net fees of $117,028 for its services relating to the sale of the property. As of July 26, 1996, these fees have not been paid.

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

     (D) The Partnership defaulted on its purchase money note relating to Cedar Valley on May 1, 1996 when the note matured and was not paid. The default amount included principal and accrued interest of $2,100,000 and $3,168,856, respectively. As of August 1, 1996, principal totaling $2,100,000 and $3,243,172, respectively, were due. On May 2, 1996, the noteholders sent notice to the Partnership to demand payment on the purchase money notes. The Managing General Partner began negotiations with the noteholders to extend the purchase money notes until 1998. The noteholders rejected this offer and proposed a counter-offer to extend the purchase money notes until January 1997. As of August 1, 1996, the Partnership is investigating the counter-offer and negotiations with the noteholders continue. There is no assurance that any agreement will be reached with the noteholders. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action. There is,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

          however, no assurance that the Partnership will be able to retain its interest in Cedar Valley.

     (E) The uncertainty about the continued ownership of the Partnership's interest in the Briar Crest I, Briar Crest II, Briar Hills, Indian Hills and Cedar Valley Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnership's, excluding Indian Hills, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which at June 30, 1996 was approximately 5% of the total investment in Local Partnerships. In the case of Indian Hills, the carrying amount of the investment exceeds the amount of nonrecourse indebtedness, however, the Partnership's exposure to loss is limited to this excess, which at June 30, 1996 was approximately $847,000.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1996, the receipt of distributions from Local Partnerships, which included proceeds from the refinancing of the Village Squire I & II and Village Squire III first mortgages, along with proceeds from the sale of Park Heights was adequate to support operating cash requirements and the pay-off of the related purchase money notes.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended June 30, 1996 decreased from the comparable period in 1995 primarily as a result of a decrease in interest expense resulting from the retirement of the Park Heights, Village Squire I & II and Village Squire III purchase money notes in 1996, as discussed above. Contributing to the decrease in net loss was an increase in share of income from Local Partnerships principally due to increased rental revenue at two of the properties due to a decrease in vacancies and an increase in the rental rate during 1996. Partially offsetting the decrease in net loss was an increase in general and administrative expenses due to increased payroll expenses.

     The Partnership's net income for the six months ended June 30, 1996 increased from the comparable period in 1995 primarily as a result of the gain on disposition of Park Heights, as discussed above. Contributing to the increase in net income was an increase in share of income from Local Partnerships principally due to the receipt of refinancing proceeds from Village Squire I & II and Village Squire III purchase money notes, which were in excess of the Partnership's investments in the respective Local Partnerships, and due to increased rental revenues at two of the properties as discussed above. Also contributing to the increase in the Partnership's net income was a decrease in

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

interest expense, as discussed above, partially offset by an increase in general and administrative expenses, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment. As a result, the Partnership's recognized income for the three and six months ended June 30, 1996 did not include losses of $205,864 and $411,727, respectively, compared to excluded losses of $234,561 and $469,114 for the three and six months ended June 30, 1995, respectively.

     Rolling Green at Milford property received a mortgage increase in June 1996 due to extensive roof damage caused by microorganisms. The estimated costs to replace the roof are approximately $2.1 million. The local managing general partner has received this additional financing from the mortgagee to cover the costs to replace the roof. The Managing General Partner is negotiating a five year extension on the Partnership's related purchase money notes. The Partnership's purchase money notes, which aggregate a principal amount of $2,250,000, are due to mature on August 31, 1998. There is no assurance that the noteholder will agree to a 5-year extension on the purchase money notes. In the interim, the property remains open and as of July 26, 1996, Rolling Green was approximately 97% leased. The work to replace the roof will begin soon, and the property will remain open while the roof work is performed.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. After October 1, 1996, HUD is directed not to continue LIHPRHA processing. As of July 26, 1996, it is unknown whether the program will be extended or if a modified program will replace LIHPRHA. The partnership does not anticipate sale of any of the properties owned by the Local Partnerships under the LIHPRHA program. Also, there is no assurance that the sale of any of the properties owned by the Local Partnerships will occur.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In March 1996, HUD released a revised version of the Reinvention Blueprint issued one year ago.
The Reinvention Blueprint contains a proposal which has come to be known as the "Mark to Market" initiative. Per this initiative, HUD is proposing to eliminate the Section 8 Housing Assistance Payment (HAP) contracts on certain properties, under which the property owners directly receive monthly subsidies for units occupied by low-income tenants. Instead, HUD would provide voucher or certificate rental assistance directly to eligible residents. In the event that this initiative is enacted as originally proposed, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas. As of July 26, 1996, Congress, the Senate and the Clinton Administration continue to struggle with the "Mark to Market" legislation. In the interim, Congress has authorized a one-year extension of project-based Section 8 HAP contracts expiring during fiscal year 1996. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring in fiscal year 1997 and thereafter is uncertain.

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

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership was not named as a defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby publicly responded that Mr. Schwartzberg's suit was motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 1, 1996 and February 16, 1996, Mr. Schwartzberg sent letters to the Partnership requesting investor lists and other forms of investor information. On February 5, 1996, the Partnership, acting through its managing general partner, CRI, denied Mr. Schwartzberg's request. On February 20, 1996, counsel for the Partnership responded to Mr. Schwartzberg's second request, denying that Mr. Schwartzberg had standing or a proper purpose for requesting the investor lists. On June 12, 1996, Mr. Schwartzberg and CRI entered an agreement resolving the disputes between CRI and CMS. The Partnership was not named in any of the litigation prior to the resolution, nor was the Partnership a signatory of the agreement. CRI does not anticipate further litigation with Mr. Schwartzberg.

     The Partnership has been informed by Equity Resources Group, Inc. (ERG), a Massachusetts limited partnership and limited partner in the Partnership, that it plans to initiate a tender offer to purchase additional units in the Partnership, but in no case more than a 5% interest in the Partnership. ERG has stated that it plans to make the offer for the express purpose of holding the limited partnership units as a long-term investment and not with a view to resale. ERG has not indicated the price per unit which it plans to offer for the limited partnership units in the Partnership. In the event that a tender offer is initiated, the purchase price will be determined solely at the discretion of ERG and may not necessarily represent the fair market value of the limited partnership units. The General Partner takes no position as to recommending or not recommending ERG to make an offer, nor will it take a position as to recommending or not recommending the offer to investors, in the event that an offer is made.

     Other than the potential ERG offer, it is not anticipated that there will be any other market for resale of units in the Partnership. As a result, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. There is no assurance that ERG will initiate a tender offer.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     On June 15, 1994, the Local Managing General Partner of Briar Crest I, Briar Crest II, Briar Hills and Indian Hills filed a notice of intent to participate under the Low Income Housing Preservation and Resident Homeownership

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

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

                                        Accrued Interest    Accrued Interest
          Property          Principal   January 1, 1996     August 1, 1996
          --------          ---------   ----------------    ----------------
          Briar Crest I     $  525,050     $  746,672          $  787,932
          Briar Crest II       415,920        574,963             607,074
          Briar Hills          458,100        683,564             720,377
          Indian Hills         327,000        477,973             503,924
                            ----------     ----------          ----------
                            $1,726,070     $2,483,172          $2,619,307
                            ==========     ==========          ==========


     The Managing General Partner has offered to extend the maturity dates to coincide with the possible future sale of the properties under the LIHPRHA program. No agreement has been reached as of July 26, 1996. There can be no assurance that an agreement will be reached, or that the eventual sale of the properties will occur. As of July 26, 1996, the General Partner considers it doubtful that these properties will be sold under the LIHPRHA program. The General Partner will continue to work with the noteholder to reach satisfactory resolution. Due to the uncertainty of a potential sale or satisfactory resolution, there is no assurance that the Partnership will be able to retain its interests in the Local Partnerships.

     The Partnership defaulted on its purchase money note relating to Cedar Valley on May 1, 1996 when the note matured and was not paid. The default amount included principal and accrued interest of $2,100,000 and $3,168,856, respectively. As of August 1, 1996, principal totaling $2,100,000 and $3,243,172, respectively, were due. On May 2, 1996, the noteholders sent notice to the Partnership to demand payment on the purchase money notes. The Managing General Partner began negotiations with the noteholders to extend the purchase money notes until 1998. The noteholders rejected this offer and proposed a counter-offer to extend the purchase money notes until January 1997. As of August 1, 1996, the Partnership is investigating the counter-offer and negotiations with the noteholders continue. There is no assurance that any agreement will be reached with the noteholders. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action. There is, however, no assurance that the Partnership will be able to retain its interest in Cedar Valley.

     The uncertainty about the continued ownership of the Partnership's interest in the Briar Crest I, Briar Crest II, Briar Hills, Indian Hills and Cedar Valley

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnership's, excluding Indian Hills, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which at June 30, 1996 was approximately 5% of the total investment in Local Partnerships. In the case of Indian Hills, the carrying amount of the investment exceeds the amount of nonrecourse indebtedness, however, the Partnership's exposure to loss is limited to this excess, which at June 30, 1996 was approximately $847,000.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1996.

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

                              CAPITAL REALTY INVESTORS-III
                                   LIMITED PARTNERSHIP
                                       (Registrant)


                              By:  C.R.I., Inc.
                                   Managing General Partner


August 1, 1996                By:  /s/ Deborah K. Browning
- -----------------------            ------------------------------
Date                               Deborah K. Browning
                                   Vice President/Chief Accounting Officer


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