Form 10-Q
period 1996-09-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1996-10-30
CIK 722833

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1996
                         ------------------


Commission file number   0-11962
                         -------


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Maryland                                         52-1311532
-----------------------------------------              -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)



11200 Rockville Pike, Rockville, Maryland                     20852
-----------------------------------------              -------------------
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


          Class                         Outstanding at September 30, 1996
-------------------------               ----------------------------------
     (Not applicable)                             (Not applicable)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                                                                   Page
                                                                   ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1996
             and December 31, 1995  . . . . . . . . . . . . .       1

          Consolidated Statements of Operations - for
             the three and nine months ended September 30, 1996
             and 1995 . . . . . . . . . . . . . . . . . . . .       2

          Consolidated Statements of Cash Flows - for
             the nine months ended September 30, 1996
             and 1995 . . . . . . . . . . . . . . . . . . . .       3

          Notes to Consolidated Financial Statements  . . . .       4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . .       14

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       22

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       24

Signature     . . . . . . . . . . . . . . . . . . . . . . . .       25

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       26

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                               September 30,  December 31,
                                                                                                   1996          1995
                                                                                               ------------   ------------
                                                                                                (Unaudited)
Investments in partnerships                                                                    $ 24,714,276   $ 28,502,606
Investment in partnership held for sale                                                                  --      1,249,305
Cash and cash equivalents                                                                         4,067,837      2,897,013
Acquisition fees, principally paid to related parties, net of accumulated amortization of $441,912 and $415,716,
  respectively                                                                                      605,927        632,123
Property purchase costs, net of accumulated amortization of
  $400,513 and $376,110, respectively                                                               575,623        600,026
Other assets                                                                                         75,759         80,183
                                                                                               ------------   ------------
      Total assets                                                                             $ 30,039,422   $ 33,961,256
                                                                                               ============   ============

                             LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships, net of unamortized discount on purchase money notes of $9,255,876 and $11,879,234,
  respectively                                                                                 $ 18,691,564   $ 24,303,206
Accrued interest payable                                                                         42,717,787     45,542,056
Consulting fees payable to related parties                                                          117,028             --
Accounts payable and accrued expenses                                                               127,213        114,599
                                                                                               ------------   ------------
      Total liabilities                                                                          61,653,592     69,959,861
                                                                                               ------------   ------------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid-in:
    General Partners                                                                                  2,000          2,000
    Limited Partners                                                                             60,001,500     60,001,500
                                                                                               ------------   ------------
                                                                                                 60,003,500     60,003,500
  Less:
    Accumulated distributions to partners                                                        (2,288,681)    (1,709,681)
    Offering costs                                                                               (6,156,933)    (6,156,933)
    Accumulated losses                                                                          (83,172,056)   (88,135,491)
                                                                                               ------------   ------------
      Total partners' deficit                                                                   (31,614,170)   (35,998,605)
                                                                                               ------------   ------------
      Total liabilities and partners' deficit                                                  $ 30,039,422   $ 33,961,256
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                   For the three months ended      For the nine months ended
                                                                          September 30,                   September 30,
                                                                  ----------------------------   ----------------------------
                                                                      1996           1995            1996            1995
                                                                  ------------   ------------    ------------    ------------
Share of income from partnerships                                 $    699,308   $    711,770    $  6,091,988    $  1,478,380
                                                                  ------------   ------------    ------------    ------------

Other revenue and expenses:

 Revenue:
    Interest and other income                                           45,783         42,886         135,442         124,394
                                                                  ------------   ------------    ------------    ------------
 Expenses:
    Interest                                                         1,862,629      2,265,855       5,833,891       6,796,967
    Management fee                                                      75,000         75,000         225,000         225,000
    General and administrative                                          39,963         24,470         127,534          76,204
    Professional fees                                                   32,107         22,400          85,348          90,526
    Amortization                                                        16,867         17,528          50,599          52,584
                                                                  ------------   ------------    ------------    ------------
                                                                     2,026,566      2,405,253       6,322,372       7,241,281
                                                                  ------------   ------------    ------------    ------------
       Total other revenue and expenses                             (1,980,783)    (2,362,367)     (6,186,930)     (7,116,887)
                                                                  ------------   ------------    ------------    ------------
Loss before gain on disposition
  of investment in partnership                                      (1,281,475)    (1,650,597)        (94,942)     (5,638,507)
Gain on disposition of investment in partnership                            --             --       5,058,377              --
                                                                  ------------   ------------    ------------    ------------
Net (loss) income                                                   (1,281,475)    (1,650,597)      4,963,435      (5,638,507)
Accumulated losses, beginning of period                            (81,890,581)   (83,974,054)    (88,135,491)    (79,986,144)
                                                                  ------------   ------------    ------------    ------------
Accumulated losses, end of period                                 $(83,172,056)  $(85,624,651)   $(83,172,056)   $(85,624,651)
                                                                  ============   ============    ============    ============
(Loss) income allocated to General Partners (1.51%)               $    (19,350)  $    (24,924)   $     74,948    $    (85,141)
                                                                  ============   ============    ============    ============
(Loss) income allocated to Initial and Special
  Limited Partners (1.49%)                                        $    (19,094)  $    (24,594)   $     73,955    $    (84,014)
                                                                  ============   ============    ============    ============
(Loss) income allocated to Additional Limited
  Partners (97%)                                                  $ (1,243,031)  $ (1,601,079)   $  4,814,532    $ (5,469,352)
                                                                  ============   ============    ============    ============
(Loss) income per unit of Additional Limited
  Partnership Interest based on 60,000 units
  outstanding                                                     $     (20.72)  $     (26.69)   $      80.24    $     (91.16)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)


                                                                                                   For the nine months ended
                                                                                                         September 30,
                                                                                                 ----------------------------
                                                                                                     1996            1995
                                                                                                 ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                                              $  4,963,435    $ (5,638,507)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of income from partnerships                                                              (6,091,988)     (1,478,380)
    Amortization of deferred costs                                                                     50,599          52,584
    Amortization of discount on purchase money notes                                                2,623,358       2,797,668
    Gain on disposition of investment in partnership                                               (5,058,377)             --
    Payment of purchase money note interest                                                        (3,019,593)       (416,736)
    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                               4,424         (33,404)
      Increase in accrued interest payable                                                          3,210,535       3,999,299
      Increase in accounts payable and accrued expenses                                               129,642          42,148
                                                                                                 ------------    ------------
        Net cash used in operating activities                                                      (3,187,965)       (675,328)
                                                                                                 ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                        9,880,318         987,272
  Proceeds from disposition of investment in partnership                                            3,292,471              --
                                                                                                 ------------    ------------
    Net cash provided by investing activities                                                      13,172,789         987,272
                                                                                                 ------------    ------------
Cash flows from financing activities:
  Pay-off of purchase money notes                                                                  (8,235,000)             --
  Distribution paid to additional limited partners                                                   (579,000)             --
                                                                                                 ------------    ------------
    Net cash used in financing activities                                                          (8,814,000)             --
                                                                                                 ------------    ------------

Net increase in cash and cash equivalents                                                           1,170,824         311,944

Cash and cash equivalents, beginning of period                                                      2,897,013       2,681,974
                                                                                                 ------------    ------------
Cash and cash equivalents, end of period                                                         $  4,067,837    $  2,993,918
                                                                                                 ============    ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of September 30, 1996 and December 31, 1995, and its consolidated results of operations for the three months and nine months ended September 30, 1996 and 1995 and its consolidated cash flows for the nine months ended September 30, 1996 and 1995.

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

2.   INVESTMENTS IN PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $27,827,896 (exclusive of unamortized discount on purchase money notes of $9,255,876) plus accrued interest of $42,683,811 as of September 30, 1996, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,726,070 and $2,100,000 matured on January 1, 1996 and May 1, 1996, respectively, but have not been paid, as discussed below. Purchase money notes having a principal balance of $3,065,000 mature during 1997, as discussed below. The remaining purchase money notes mature from 1998 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30, 1996 was $1,862,629 and $5,833,891, respectively, and for the three and nine months ended September 30, 1995 was $2,265,855 and $6,796,967, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three and nine months ended September 30, 1996 by $847,144 and $2,623,358, respectively, and

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

$932,556 and $2,797,668, during the three and nine months ended September 30, 1995, respectively.

     As of September 30, 1996 and December 31, 1995, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                                                 Accrued Interest       Accrued Interest
                           Property             Principal        January 1, 1996        October 30, 1996
                           --------             ---------        ----------------       ----------------
                           Briar Crest I        $  525,050          $  746,672             $  805,224
                           Briar Crest II          415,920             574,963                620,532
                           Briar Hills             458,100             683,564                735,805
                           Indian Hills            327,000             477,973                514,800
                                                ----------          ----------             ----------
                                                $1,726,070          $2,483,172             $2,676,361
                                                ==========          ==========             ==========


          The Managing General Partner has offered to extend the maturity dates to coincide with the possible future sale of the properties under the LIHPRHA program. There is no assurance that a sale of these properties will occur due to the federal government's limited funding of appropriations to the LIHPRHA program for fiscal year 1997, as discussed below. No agreement has been reached as of October 30, 1996. There can be no assurance that an agreement will be reached. The Managing General Partner will continue to work with the noteholder to reach satisfactory resolution. Due to the uncertainty of a potential sale or satisfactory resolution, there is no assurance that the Partnership will be able to retain its interests in the Local Partnerships.

     (B) On January 5, 1994 the local general partners of Park Heights Towers Limited Partnership (Park Heights) filed a notice of intent to participate under the LIHPRHA program. On February 2, 1996, the local general partners of Park Heights sold the property to a non-profit entity. The sale of the property generated net proceeds to the Partnership of approximately $1.27 million. The proceeds were net of $2.135 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $5,058,376, of which $3,015,210 resulted from the retirement of the purchase money note obligation with respect to the property. The tax gain is estimated to be approximately $7.0 million.  On April 30, 1996, the Partnership distributed $579,000
          (or approximately $9.65 per Additional Limited Partner unit) to the Additional Limited Partners. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the outstanding purchase money notes relating to other Local
          Partnerships. The General Partner and/or its affiliates earned net fees of $117,028 for its services relating to the sale of the property. As of October 30, 1996, these fees have not been paid.

     (C) On March 1, 1996, the local general partner of Village Squire I & II and Village Squire III refinanced the loans secured by first mortgages

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

          on the respective properties. On March 1, 1996, proceeds provided to the Partnership from the refinancings, along with approximately $560,000 of existing Partnership cash resources, were used to pay off the related purchase money note obligations. The refinancing proceeds received by the Partnership exceeded the Partnership's investment in the respective Local Partnerships by approximately $4.1 million, and is included in share of income from partnerships in the consolidated statements of operations.

     (D) The Partnership defaulted on its purchase money note relating to Cedar Valley on May 1, 1996 when the note matured and was not paid. The default amount included principal and accrued interest of $2,100,000 and $3,168,856, respectively. As of October 30, 1996, principal and accrued interest totaling $2,100,000 and $3,311,847, respectively, were due. On May 2, 1996, the noteholders demanded payment on the purchase money notes. The Managing General Partner began negotiations with the noteholders to extend the purchase money notes until 1998. The noteholders rejected this offer and proposed a counter-offer to extend the purchase money notes until January 1997. As of October 30, 1996, the Partnership is negotiating the documentation of this extension with the noteholders. The noteholders have initiated foreclosure proceedings on the Partnership's interest in the Local Partnership, but have agreed to an extension of the time by which the Partnership must respond to allow time to complete the negotiations. There is no assurance that any agreement will be reached with the noteholders. The Partnership intends to vigorously defend any action initiated by the purchase money noteholders. There is, however, no assurance that the Partnership will be able to retain its interest in Cedar Valley.

     (E) The uncertainty about the continued ownership of the Partnership's interest in the Briar Crest I, Briar Crest II, Briar Hills, Indian Hills and Cedar Valley Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnerships, excluding Indian Hills, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which as of September 30, 1996, was approximately 5% of the total investment in Local Partnerships. In the case of Indian Hills, the carrying amount of the investment exceeds the amount of nonrecourse indebtedness. However, the Partnership's exposure to loss is limited to this excess, which at September 30, 1996 was approximately $851,000.

     Purchase money notes plus accrued interest relating to the following properties mature in 1997:

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued


     Property                 Principal Amount       Maturity Date
     --------                 ----------------       -------------
     Bartley Manor            $        700,000       July 1, 1997
     Village Green                     275,000       July 1, 1997
     Village Square                    390,000       July 1, 1997
     Winchester Gardens              1,700,000       December 31, 1997


     The Managing General Partner is currently analyzing its options with respect to these purchase money notes.

     The Rolling Green at Milford property received a mortgage loan increase from its lender in June 1996 to pay for replacing the roof, which suffered extensive damage caused by microorganisms. The estimated costs to replace the roof are approximately $2.1 million. The Managing General Partner is negotiating a five year extension on the Partnership's related purchase money notes. The Partnership's purchase money notes, which aggregate a principal amount of $2,250,000, are due to mature on August 31, 1998. There is no assurance that the noteholders will agree to a 5-year extension on the purchase money notes. In the interim, the property remains open and, as of October 24, 1996, Rolling Green was approximately 97% leased. The work to replace the roof will begin soon, and the property will remain open while the roof work is performed.

     On September 13, 1996, the local managing general partner of New Fifth Lakewood Associates Limited Partnership (Fifth Lakewood Apartments) received an offer from a third party to purchase the property. The local managing general partner has decided to reject this offer due to the fact that it did not meet the criteria as set forth by the Managing General Partner.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale, subject to numerous requirements, under LIHPRHA. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. HUD has subsequently received appropriations of $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. Continued

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

funding of the LIHPRHA program after fiscal year 1997, however, is uncertain. There is no assurance that a sale of any of the properties owned by the Local Partnerships will occur.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance the property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs to ascertain whether the properties would qualify within the parameters of the programs and whether the programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 Housing Assistance Payment (HAP) program. The level of funding for the Section 8 HAP program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In March 1996, HUD released a revised version of the Reinvention Blueprint issued one year ago. The Reinvention Blueprint contains a proposal which has come to be known as the "Mark to Market" initiative. Per this initiative, HUD is proposing to eliminate the Section 8 HAP contracts on certain properties, under which the property owners directly receive monthly subsidies for units occupied by low-income tenants. Instead, HUD would provide voucher or certificate rental assistance directly to eligible residents. In the event that the Section 8 HAP program is eliminated or funding of Section 8 HAP contracts of rental properties owned by the Local Partnerships is discontinued, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas.
As of October 24, 1996 Congress, the Senate and the Clinton Administration continue to struggle with the "Mark to Market" legislation. In the interim, Congress has authorized a one-year extension of project-based Section 8 HAP contracts expiring during fiscal years 1996 and 1997. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1997 is uncertain.

     On August 29, 1996, Equity Resource Bay Fund (Bay Fund), a Massachusetts Limited Partnership and an Additional Limited Partner in the Partnership, and affiliates of Bay Fund initiated a tender offer to purchase 1,400 additional units in the Partnership at a price of $10 per Additional Limited Partner unit. Bay Fund, which is unaffiliated with CRI, Inc., stated that it made the offer for the express purpose of holding the limited partnership units for investment purposes and not with a view to resale. The purchase offer was determined solely at the discretion of Bay Fund and does not necessarily represent the fair market value of each Additional Limited Partner unit. The Bay Fund and affiliates' offer expired on September 29, 1996, and as of October 24, 1996, Bay Fund and affiliates held approximately 3.1% of the Additional Limited Partner units of the Partnership as a result of their tender offer.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     The following are combined statements of operations for the thirty-four and thirty-five Local Partnerships in which the Partnership has invested as of September 30, 1996 and 1995, respectively. The 1996 statements contain information on the thirty-fifth property, Park Heights, through the date of sale. These statements are compiled from information supplied by the management agents of the projects and are unaudited.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                   For the three months ended       For the nine months ended
                                                                          September 30,                    September 30,
                                                                  ----------------------------    ----------------------------
                                                                      1996            1995            1996            1995
                                                                  ------------    ------------    ------------    ------------
Revenue:
  Rental revenue                                                  $  8,163,727    $  8,177,523    $ 24,693,408    $ 24,288,917
  Other                                                                420,660         368,877       1,318,502       1,100,577
                                                                  ------------    ------------    ------------    ------------
                                                                     8,584,387       8,546,400      26,011,910      25,389,494
                                                                  ------------    ------------    ------------    ------------
Expenses:
  Operating                                                          4,924,160       4,873,648      15,084,866      15,033,562
  Interest                                                           1,766,352       1,761,699       5,300,731       5,285,109
  Depreciation and amortization                                      1,392,684       1,427,593       4,195,677       4,282,798
                                                                  ------------    ------------    ------------    ------------
                                                                     8,083,196       8,062,940      24,581,274      24,601,469
                                                                  ------------    ------------    ------------    ------------
Net income                                                        $    501,191    $    483,460    $  1,430,636    $    788,025
                                                                  ============    ============    ============    ============

     As of September 30, 1996 and December 31, 1995, the Partnership's share of cumulative losses to date for seven of the thirty-four and thirty-five Local Partnerships, respectively, exceeds the amount of the Partnership's investments in these Local Partnerships by $11,935,454 and $11,371,859, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

      In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $19,972 and $87,742 for the three and nine months ended September 30, 1996, respectively, and $12,752 and $58,522 for the three and nine months ended September 30, 1995, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statement of operations as general and administrative expenses. Additionally, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000, and $225,000 for the three and nine months ended September 30, 1996 and 1995, respectively.

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

investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates earned net fees for services relating to the sale of Park Heights of $117,028 on February 2, 1996. These fees have not been paid as of October 24, 1996.

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

     On June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.   CONTINGENCIES - Continued

Partner. As of October 24, 1996, CRI and Mr. Schwartzberg continue to finalize the terms of the definitive agreement.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with cash resources of $4,067,837 (or approximately $65.76 per Additional Limited Partner unit) and $2,897,013 (or approximately $46.84 per Additional Limited Partner unit) as of September 30, 1996 and December 31, 1995, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of October 24, 1996, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $27,827,896 (exclusive of unamortized discount on purchase money notes of $9,255,876) plus accrued interest of $42,683,811 as of September 30, 1996, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,726,070 and $2,100,000 matured on January 1, 1996 and May 1, 1996, respectively, but have not been paid, as discussed below. Purchase money notes having a principal balance of $3,065,000 mature during 1997, as discussed below. The remaining purchase money notes mature from 1998 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     As of September 30, 1996 and December 31, 1995, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

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
               -----------------------------------


                                                    Accrued Interest      Accrued Interest
          Property                 Principal        January 1, 1996       October 30, 1996
          --------                 ---------        ----------------      ----------------
          Briar Crest I            $  525,050          $  746,672            $  805,224
          Briar Crest II              415,920             574,963               620,532
          Briar Hills                 458,100             683,564               735,805
          Indian Hills                327,000             477,973               514,800
                                   ----------          ----------            ----------
                                   $1,726,070          $2,483,172            $2,676,361
                                   ==========          ==========            ==========


          The Managing General Partner has offered to extend the maturity dates to coincide with the possible future sale of the properties under the LIHPRHA program. There is no assurance that a sale of these properties will occur due to the federal government's limited funding of appropriations to the LIHPRHA program for fiscal year 1997, as discussed below. No agreement has been reached as of October 30, 1996. There can be no assurance that an agreement will be reached. The Managing General Partner will continue to work with the noteholder to reach satisfactory resolution. Due to the uncertainty of a potential sale or satisfactory resolution, there is no assurance that the Partnership will be able to retain its interests in the Local Partnerships.

     (B) On January 5, 1994 the local general partners of Park Heights Towers Limited Partnership (Park Heights) filed a notice of intent to participate under the LIHPRHA program. On February 2, 1996, the local general partners of Park Heights sold the property to a non-profit entity. The sale of the property generated net proceeds to the Partnership of approximately $1.27 million. The proceeds were net of $2.135 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $5,058,376, of which $3,015,210 resulted from the retirement of the purchase money note obligation with respect to the property. The tax gain is estimated to be approximately $7.0 million. On April 30, 1996, the Partnership distributed $579,000 (or approximately $9.65 per Additional Limited Partner unit) to the Additional Limited Partners. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the outstanding purchase money notes relating to other Local Partnerships. The General Partner and/or its affiliates earned net fees of $117,028 for its services relating to the sale of the property. As of October 30, 1996, these fees have not been paid.

     (C) On March 1, 1996, the local general partner of Village Squire I & II and Village Squire III refinanced the loans secured by first mortgages on the respective properties. On March 1, 1996, proceeds provided to

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

          the Partnership from the refinancings, along with approximately $560,000 of existing Partnership cash resources, were used to pay off the related purchase money note obligations. The refinancing proceeds received by the Partnership exceeded the Partnership's investment in the respective Local Partnerships by approximately $4.1 million, and is included in share of income from partnerships in the consolidated statements of operations.

     (D) The Partnership defaulted on its purchase money note relating to Cedar Valley on May 1, 1996 when the note matured and was not paid. The default amount included principal and accrued interest of $2,100,000 and $3,168,856, respectively. As of October 30, 1996, principal and accrued interest totaling $2,100,000 and $3,311,847, respectively, were due. On May 2, 1996, the noteholders demanded payment on the purchase money notes. The Managing General Partner began negotiations with the noteholders to extend the purchase money notes until 1998. The noteholders rejected this offer and proposed a counter-offer to extend the purchase money notes until January 1997. As of October 30, 1996, the Partnership is negotiating the documentation of this extension with the noteholders. The noteholders have initiated foreclosure proceedings on the Partnership's interest in the Local Partnership, but have agreed to an extension of the time by which the Partnership must respond to allow time to complete the negotiations. There is no assurance that any agreement will be reached with the noteholders. The Partnership intends to vigorously defend any action initiated by the purchase money noteholders. There is, however, no assurance that the Partnership will be able to retain its interest in Cedar Valley.

     (E) The uncertainty about the continued ownership of the Partnership's interest in the Briar Crest I, Briar Crest II, Briar Hills, Indian Hills and Cedar Valley Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnerships, excluding Indian Hills, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which as of September 30, 1996, was approximately 5% of the total investment in Local Partnerships. In the case of Indian Hills, the carrying amount of the investment exceeds the amount of nonrecourse indebtedness. However, the Partnership's exposure to loss is limited to this excess, which at September 30, 1996 was approximately $851,000.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     Purchase money notes plus accrued interest relating to the following properties mature in 1997:


     Property                 Principal Amount       Maturity Date
     --------                 ----------------       -------------
     Bartley Manor            $        700,000       July 1, 1997
     Village Green                     275,000       July 1, 1997
     Village Square                    390,000       July 1, 1997
     Winchester Gardens              1,700,000       December 31, 1997


     The Managing General Partner is currently analyzing its options with respect to these purchase money notes.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1996, the receipt of distributions from Local Partnerships, which included proceeds from the refinancing of the Village Squire I & II and Village Squire III first mortgages, along with proceeds from the sale of Park Heights was adequate to support operating cash requirements, the pay-off of the related purchase money notes and a distribution to the Additional Limited Partners.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended September 30, 1996 decreased from the corresponding period in 1995 primarily as a result of a decrease in interest expense resulting from the retirement of the Park Heights, Village Squire I & II and Village Squire III purchase money notes in 1996, as discussed above. Partially offsetting the decrease in the Partnership's net loss was an increase in general and administrative expenses due to increased payroll costs and an increase in professional fees due to legal fees associated with the Village Squire I & II and Village Squire III refinancings. Also partially offsetting the decrease in net loss was a decrease in share of income from partnerships due to the sale of Park Heights in 1996 and an increase in operating costs at one property offset by increased rental revenue at two of the properties due to a decrease in vacancies and an increase in the rental rate during 1996.

     The Partnership's net income for the nine months ended September 30, 1996 increased from the comparable period in 1995 primarily as a result of the gain on disposition of Park Heights, as discussed above. Contributing to the increase in net income was an increase in share of income from Local Partnerships principally due to the receipt of refinancing proceeds from Village Squire I & II and Village Squire III purchase money notes, which were in excess of the Partnership's investments in the respective Local Partnerships, and due to increased rental revenues at two of the properties as discussed above. Also contributing to the increase in the Partnership's net income was a decrease in interest expense, as discussed above, partially offset by an increase in general and administrative expenses, as discussed above.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment. As a result, the Partnership's recognized income for the three and nine months ended September 30, 1996 did not include losses of $205,868 and $617,595, respectively, compared to excluded losses of $234,551 and $703,665 for the three and nine months ended September 30, 1995, respectively.

     The Rolling Green at Milford property received a mortgage loan increase from its lender in June 1996 to pay for replacing the roof, which suffered extensive damage caused by microorganisms. The estimated costs to replace the roof are approximately $2.1 million. The Managing General Partner is negotiating a five year extension on the Partnership's related purchase money notes. The Partnership's purchase money notes, which aggregate a principal amount of $2,250,000, are due to mature on August 31, 1998. There is no assurance that the noteholders will agree to a 5-year extension on the purchase money notes. In the interim, the property remains open and, as of October 24, 1996, Rolling Green was approximately 97% leased. The work to replace the roof will begin soon, and the property will remain open while the roof work is performed.

     On September 13, 1996, the local managing general partner of New Fifth Lakewood Associates Limited Partnership (Fifth Lakewood Apartments) received an offer from a third party to purchase the property. The local managing general partner has decided to reject this offer due to the fact that it did not meet the criteria as set forth by the Managing General Partner.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale, subject to numerous requirements, under LIHPRHA. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. HUD has subsequently received appropriations of $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. Continued funding of the LIHPRHA program after fiscal year 1997, however, is uncertain. There is no assurance that a sale of any of the properties owned by the Local Partnerships will occur.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance the property,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs to ascertain whether the properties would qualify within the parameters of the programs and whether the programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 Housing Assistance Payment (HAP) program. The level of funding for the Section 8 HAP program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In March 1996, HUD released a revised version of the Reinvention Blueprint issued one year ago. The Reinvention Blueprint contains a proposal which has come to be known as the "Mark to Market" initiative. Per this initiative, HUD is proposing to eliminate the Section 8 HAP contracts on certain properties, under which the property owners directly receive monthly subsidies for units occupied by low-income tenants. Instead, HUD would provide voucher or certificate rental assistance directly to eligible residents. In the event that the Section 8 HAP program is eliminated or funding of Section 8 HAP contracts of rental properties owned by the Local Partnerships is discontinued, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas.
As of October 24, 1996 Congress, the Senate and the Clinton Administration continue to struggle with the "Mark to Market" legislation. In the interim, Congress has authorized a one-year extension of project-based Section 8 HAP contracts expiring during fiscal years 1996 and 1997. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1997 is uncertain.

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

     On June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of October 24, 1996, CRI and Mr. Schwartzberg continue to finalize the terms of the definitive agreement.

     On August 29, 1996, Equity Resource Bay Fund (Bay Fund), a Massachusetts Limited Partnership and an Additional Limited Partner in the Partnership, and affiliates of Bay Fund initiated a tender offer to purchase 1,400 additional units in the Partnership at a price of $10 per Additional Limited Partner unit. Bay Fund, which is unaffiliated with CRI, Inc., stated that it made the offer for the express purpose of holding the limited partnership units for investment purposes and not with a view to resale. The purchase offer was determined solely at the discretion of Bay Fund and does not necessarily represent the fair market value of each Additional Limited Partner unit. The Bay Fund and affiliates' offer expired on September 29, 1996, and as of October 24, 1996, Bay Fund and affiliates held approximately 3.1% of the Additional Limited Partner units of the Partnership as a result of their tender offer.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     On June 15, 1994, the local managing general partner of Briar Crest I, Briar Crest II, Briar Hills and Indian Hills filed a notice of intent to participate under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) in hopes of refinancing the existing first mortgages of each property. As a result of the recent changes in the LIHPRHA program, the Managing General Partner asked the local managing general partner to pursue a sale of the properties under the LIHPRHA program. On February 20, 1996, the

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

local managing general partner filed a notice with HUD to amend the plan of action under the LIHPRHA program requesting a sale of the properties. The local managing general partner is also the noteholder of the related purchase money notes. The Partnership defaulted on its purchase money notes relating to Briar Crest I, Briar Crest II, Briar Hills and Indian Hills on January 1, 1996 when the notes matured and were not paid. The default amounts included principal and accrued interest as follows:

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

                                             Accrued Interest      Accrued Interest
          Property            Principal      January 1, 1996       October 30, 1996
          --------            ---------      ----------------      ----------------
          Briar Crest I       $  525,050        $  746,672            $  805,224
          Briar Crest II         415,920           574,963               620,532
          Briar Hills            458,100           683,564               735,805
          Indian Hills           327,000           477,973               514,800
                              ----------        ----------            ----------
                              $1,726,070        $2,483,172            $2,676,361
                              ==========        ==========            ==========



     The Managing General Partner has offered to extend the maturity dates to coincide with the possible future sale of the properties under the LIHPRHA program. There is no assurance that a sale of these properties will occur due to the federal government's limited funding of appropriations to the LIHPRHA program for fiscal year 1997. No agreement has been reached as of October 30, 1996. There can be no assurance that an agreement will be reached. The Managing General Partner will continue to work with the noteholder to reach satisfactory resolution. Due to the uncertainty of a potential sale or satisfactory resolution, there is no assurance that the Partnership will be able to retain its interests in the Local Partnerships.

     The Partnership defaulted on its purchase money note relating to Cedar Valley on May 1, 1996 when the note matured and was not paid. The default amount included principal and accrued interest of $2,100,000 and $3,168,856, respectively. As of October 30, 1996, principal totaling $2,100,000 and $3,311,847, respectively, were due. On May 2, 1996, the noteholders demanded payment on the purchase money notes. The Managing General Partner began negotiations with the noteholders to extend the purchase money notes until 1998. The noteholders rejected this offer and proposed a counter-offer to extend the purchase money notes until January 1997. As of October 30, 1996, the Partnership is negotiating the documentation of this extension with the noteholders. The noteholders have initiated foreclosure proceedings on the Partnership's interest in the Local Partnership, but have agreed to an extension of the time by which the Partnership must respond to allow time to complete the negotiations. There is no assurance that any agreement will be reached with the noteholders. The Partnership intends to vigorously defend any action initiated by the purchase money noteholders. There is, however, no assurance that the Partnership will be able to retain its interest in Cedar Valley.

     The uncertainty about the continued ownership of the Partnership's interest in the Briar Crest I, Briar Crest II, Briar Hills, Indian Hills and Cedar Valley Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnerships, excluding Indian Hills, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which at September 30, 1996 was approximately 5% of the total investment in Local Partnerships. In the case of Indian Hills, the carrying amount of the investment exceeds the amount of nonrecourse indebtedness, however, the Partnership's exposure to loss is limited to this excess, which at September 30, 1996 was approximately $851,000.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1996.

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


October 30, 1996              By:  /s/ Deborah K. Browning
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