Form 10-K
period 1996-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1997-03-26
CIK 722833

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1996
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

                         1996 ANNUAL REPORT ON FORM 10-K

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


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters  . . .      II-1
Item 6.  Selected Financial Data  . . . . . . . . . . . . .      II-2
Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-3
Item 8.  Financial Statements and Supplementary Data  . . .      II-14
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure   . . . .      II-14


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

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .      IV-34

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships). As of December 31, 1996, the Partnership had investments in thirty-four Local Partnerships. Each of these Local Partnerships owns or owned a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, applied for applicable mortgage insurance and/or subsidies, and remain as the local general partners in the Local Partnerships. The Partnership became the principal limited partner in twenty-eight of these Local Partnerships pursuant to negotiations with these developers who act as the local general partners. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. In six Local Partnerships, the Partnership has invested as a limited partner in intermediary partnerships which, in turn, have invested in the Local Partnerships. An affiliate of the Managing General Partner of the Partnership is also a general partner of the twenty-eight Local Partnerships and the six intermediary partnerships. In most cases, the local general partners of the Local Partnership retain responsibility for developing, constructing, maintaining, operating and managing the project. Additionally, the local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

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

     The following is a schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment:

                 SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                               HAS AN INVESTMENT(1)

                                                                                                   Units        Expiration
                           Mortgage                                                            Authorized for       of
 Name and Location        Payable at            Financed and/or Insured         Number of       Rental Asst.     Section 8
of Apartment Complex     12/31/96 (2)           and/or Subsidized Under        Rental Units     Under Sec. 8    HAP Contract
--------------------     ------------        -----------------------------     ------------    --------------   -------------
Arboretum Village        $  9,051,904        Conventional                         308               0                --
 Lisle, IL

Audubon Towers              3,619,485        New Jersey Housing and Mortgage      124             123             02/11/00
 Audubon, NJ                                  Finance Agency (NJHMFA)

Bartley Manor                 830,421        Federal National Mortgage Associ-     70              69             05/31/98 (4)
 Superior, WI                                 ation (FNMA)/236

Briar Crest I                 605,871        FNMA/236                              53              53             06/30/98
 Niles, MI

Briar Crest II                640,899        FNMA/236                              49              49             06/30/98
 Niles, MI

Briar Hills                   619,588        FNMA/236                              50              33             09/30/98 (4)
 South Haven, MI

Cedar Valley Apts.          1,343,298        Section 221(d)(3) of the NHA         186               0                --
 Cedar Rapids, IA

College Park                1,370,000        Mid Atlantic National Bank           100             100             05/01/09
 Meridian, MS

Congress Plaza              2,371,969        Connecticut Housing Finance Agency   101             100             02/28/99
 Bridgeport, CT

Glen Agnes                  4,462,520        California Housing Finance Agency    149             149             01/27/98
 Fresno, CA                                   (CHFA)

Greeley Manor               1,342,723        FNMA/236                             128             119             10/31/97
 Greeley, CO

Heritage Estates I          2,843,220        Missouri Housing Development         228               0                --
 St. Louis, MO                                Agency (MHDA)/Section 221(d)(4)
                                              of the NHA

Heritage Estates II         2,264,011        MHDA/Section 221 (d)(4) of the NHA   160               0                --
 St. Louis, MO

Highland Manor              2,306,223        Government National Mortgage         111             111             05/21/98 (4)
 Birmingham, AL                               (GNMA)/ Section 221(d)(4) of the
                                              NHA/ Section 8

Indian Hills                  542,289        FNMA/236                              40              24             09/30/98 (4)
 Townhouses
 Dowagiac, MI

Lakewood Apts.                832,287        Farmers Home Administration/515       50              50             08/01/99
 Eufaula, AL


                 SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                         HAS AN INVESTMENT(1) - Continued

                                                                                                   Units        Expiration
                           Mortgage                                                            Authorized for       of
 Name and Location        Payable at            Financed and/or Insured         Number of       Rental Asst.     Section 8
of Apartment Complex     12/31/96 (2)           and/or Subsidized Under        Rental Units     Under Sec. 8    HAP Contract
--------------------     ------------        -----------------------------     ------------    --------------   -------------
Meadow Lanes Apts.       $  1,891,673        Michigan State Housing Development   118              24             10/01/97
 Holland, MI                                  Authority

Monterey/Hillcrest         13,921,899        GNMA 221(d)(4)                       300              60             12/13/03
 Waukesha, WI

O'Farrell Towers            8,247,252        CHFA                                 101             101             02/20/03
 San Francisco, CA

Rolling Green at            6,204,505        Massachusetts Housing Finance        304               0                --
 Milford                                      Agency/236
 Milford, MA

Southmoor Townhouse           480,085        Intrawest Mortgage Company Federal    40               8             08/31/98 (4)
 Apts.                                        National Mortgage Assn./236
 Greeley, CO

Tyee Apts.                  1,422,602        FNMA/236                             100              56             07/31/98
 Anchorage, AK

Victorian Towers            5,155,406        NJHMFA/236                           205               0                --
 Cape May, NJ

Villa Mirage I              2,205,118        CHFA                                  50              50             08/01/04
 Rancho Mirage, CA

Villa Mirage II             2,186,883        CHFA                                  48              48             10/01/05
 Rancho Mirage, CA

Village Green                 363,740        FNMA/236                              36              36             06/30/98 (4)
 Reedsburg, WI

Village Square                490,542        FNMA/236                              48              48             06/30/98 (4)
 Barabou, WI

Village Squire I & II       9,062,832        Conventional                         377               0                --
 Canton, MI

Village Squire III          5,847,244        Conventional                         224               0                --
 Canton, MI

Walden Apts.                4,188,403        Conventional                         396               0                --
 Schaumburg, IL

Walsh Park                  5,267,379        IHDA                                 134             134             10/31/13
 Chicago, IL

Winchester Gardens Apts.    3,281,685        FNMA/236                             206             202             08/31/98 (4)
 Columbus, OH


                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                       HAS AN INVESTMENT(1) - Continued

                                                                                                   Units        Expiration
                           Mortgage                                                            Authorized for       of
 Name and Location        Payable at            Financed and/or Insured         Number of       Rental Asst.     Section 8
of Apartment Complex     12/31/96 (2)           and/or Subsidized Under        Rental Units     Under Sec. 8    HAP Contract
--------------------     ------------        -----------------------------     ------------    --------------   -------------
Windham Village          $  2,512,327        CHFA                                  50              44             10/31/15
 Santa Rose, CA

Woodside Village            2,678,101        FNMA/236                             180             114             09/30/98
 Anchorage, AK
                         ------------                                          ------          ------
Totals(3)  34            $110,454,384                                           4,824           1,905
                         ============                                          ======          ======

                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                         HAS AN INVESTMENT(1) - Continued

                                                                                        Average Effective Annual
                                       Units Occupied As                                     Rental Per Unit
                                   Percentage of Total Units                    for the Years Ended
                                       As of December 31,                                      December 31,
 Name and Location             ---------------------------------          -----------------------------------------------------
of Apartment Complex           1996   1995     1994   1993   1992           1996       1995        1994       1993       1992
--------------------           ----   ----     ----   ----   ----         --------   --------    --------   --------   --------
Arboretum Village               92%    94%      96%    97%    87%         $  8,677   $  8,363    $  7,976   $  7,593   $  7,333
 Lisle, IL

Audubon Towers                 100%    100%    100%   100%   100%            9,164      9,129       9,563      8,614      8,292
 Audubon, NJ

Bartley Manor                   98%    90%      97%    91%   100%            5,116      5,024       5,263      4,549      4,712
 Superior, WI

Briar Crest I                   98%    98%     100%    98%   100%            4,844      4,611       4,696      4,572      4,423
 Niles, MI

Briar Crest II                 100%   100%     100%   100%   100%            4,950      4,579       4,689      4,615      4,614
 Niles, MI

Briar Hills                     94%    96%      98%    96%   100%            4,446      4,105       4,164      4,123      4,060
 South Haven, MI

Cedar Valley Apts.              97%   100%      99%    99%    99%            3,491      3,474       3,246      3,115      2,986
 Cedar Rapids, IA

College Park                   100%   100%     100%    98%    99%            4,927      4,856       4,701      4,735      4,503
 Meridian, MS

Congress Plaza                 100%   100%     100%   100%   100%           10,524     10,507      10,196      9,895      9,411
 Bridgeport, CT

Glen Agnes                      94%    94%      97%    97%    99%            7,654      7,742       7,793      7,776      7,784
 Fresno, CA

Greeley Manor                   97%    97%      98%    98%    98%            3,087      2,928       2,819      2,816      2,832
 Greeley, CO

Heritage Estates I              98%    98%      97%    95%    87%            4,722      4,629       4,494      4,267      4,186
 St. Louis, MO

Heritage Estates II             94%    98%      95%    91%    83%            4,663      4,605       4,373      3,983      3,839
 St. Louis, MO

Highland Manor                 100%    99%      98%    98%   100%            9,011      8,739       8,621      9,173      8,269
 Birmingham, AL

Indian Hills                    95%    98%     100%   100%   100%            4,847      4,653       4,706      4,673      4,497
 Townhouses
 Dowagiac, MI

Lakewood Apts.                 100%   100%     100%   100%   100%            4,264      4,200       4,103      4,951      3,904
 Eufaula, AL

                   SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
               IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                        HAS AN INVESTMENT(1) - Continued

                                                                                        Average Effective Annual
                                       Units Occupied As                                     Rental Per Unit
                                   Percentage of Total Units                    for the Years Ended
                                       As of December 31,                                      December 31,
 Name and Location             ---------------------------------          -----------------------------------------------------
of Apartment Complex           1996   1995     1994   1993   1992           1996       1995        1994       1993       1992
--------------------           ----   ----     ----   ----   ----         --------   --------    --------   --------   --------
Meadow Lanes Apts.              96%    98%      97%    97%    98%         $  5,985   $  5,694    $  5,369   $  5,110   $  4,876
 Holland, MI

Monterey/Hillcrest              90%    94%      94%    95%    94%            8,742      8,413       8,215      8,098      7,921
 Waukesha, WI

O'Farrell Towers               100%    99%     100%   100%   100%           14,316     14,391      14,134     13,906     13,574
 San Francisco, CA

Rolling Green at                97%    98%      99%    99%    99%            7,663      7,457       7,447      7,445      6,273
 Milford
 Milford, MA

Southmoor Townhouse            100%    98%     100%   100%    98%            4,547      4,464       4,415      4,147      4,111
 Apts.
 Greeley, CO

Tyee Apts.                      94%    98%      99%    98%   100%            8,565      8,311       7,540      6,721      6,427
 Anchorage, AK

Victorian Towers               100%   100%     100%    99%   100%            4,783      4,588       4,504      4,325      4,126
 Cape May, NJ

Villa Mirage I                  98%   100%      98%    92%   100%            9,660      9,560       9,686      9,339      9,113
 Rancho Mirage, CA

Villa Mirage II                 98%   100%     100%    98%    98%            9,702      9,673       9,580      9,349      9,198
 Rancho Mirage, CA

Village Green                   98%    94%      97%   100%    94%            3,744      3,761       3,796      3,638      3,674
 Reedsburg, WI

Village Square                  95%    94%      96%    92%    94%            4,023      3,988       4,083      3,944      3,909
 Barabou, WI

Village Squire I                91%    98%      96%    85%    87%            5,898      5,682       5,247      4,766      4,540
 & II
 Canton, MI

Village Squire III              94%    96%      96%    77%    85%            5,813      5,567       5,077      4,535      4,384
 Canton, MI

Walden Apts.                    93%    95%      94%    95%    97%            7,737      7,460       7,068      6,831      6,892
 Schaumburg, IL

Walsh Park                      99%   100%     100%   100%   100%           11,083     10,777      10,584     10,255     10,090
 Chicago, IL

                 SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                          HAS AN INVESTMENT(1) - Continued

                                                                                        Average Effective Annual
                                       Units Occupied As                                     Rental Per Unit
                                   Percentage of Total Units                    for the Years Ended
                                       As of December 31,                                      December 31,
 Name and Location             ---------------------------------          -----------------------------------------------------
of Apartment Complex           1996   1995     1994   1993   1992           1996       1995        1994       1993       1992
--------------------           ----   ----     ----   ----   ----         --------   --------    --------   --------   --------
Winchester Gardens             100%    98%     100%   100%    99%         $  4,447   $  4,405    $  4,129   $  4,094   $  3,959
 Apts.
 Columbus, OH

Windham Village                100%   100%      98%   100%   100%           10,439     10,396      10,038     10,157      9,656
 Santa Rose, CA

Woodside Village                84%    90%      93%    95%    89%            8,927      9,145       9,027      7,886      7,652
 Anchorage, AK
----------------               ----   ----     ----   ----   ----         --------   --------    --------   --------   --------
Totals(3)  34                   97%    97%      98%    96%    97%         $  6,778   $  6,643    $  6,510   $  6,294   $  6,059
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

(2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 1996.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.


(4) The Section 8 contract expiration date reflects a one year extension from the original expiration date, in accordance with Congressional legislation.

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

     On January 16, 1997, the purchase money noteholders foreclosed on the Partnership's interest in Cedar Valley Apartments Limited (Cedar Valley) as a result of the Partnership's default on the purchase money notes relating to the Local Partnership which came due on May 1, 1996. See Part II, Item 7, Management's Discussion and Analysis of Financial Statements for additional information pertaining to the foreclosure.

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

     On February 17, 1997, the local managing general partner of New Fifth Lakewood Associates Limited Partnership (Walden Apartments) entered into an agreement to sell the property to an unaffiliated entity. The potential buyer has made a deposit of $200,000 and has commenced its due diligence review.
There is no assurance that a sale of Walden Apartments will occur as the potential buyer has the option to cancel the agreement and receive its deposit on or before April 18, 1997, based on the results of its due diligence review. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the consolidated financial statements for additional information pertaining to the potential sale.


ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partnership interests in Local Partnerships, Capital Realty Investors-III Limited Partnership indirectly holds an interest in the underlying real estate. See Part I, Item 1 and Schedule III in Part IV, Item 14 for information pertaining to these properties.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material legal proceedings to which the Partnership is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a) On August 29, 1996, Equity Resource Bay Fund (Bay Fund), a Massachusetts Limited Partnership which is affiliated with Equity Resources Group, the general partner of various partnerships that are additional limited partners in the Partnership, initiated a tender offer to purchase 1,400 additional units in the Partnership at a price of $10 per Additional Limited Partner unit. Bay Fund, which is unaffiliated with CRI, Inc., stated that it made the offer for the express purpose of holding the limited partnership units for investment purposes and not with a view to resale. The purchase offer was determined solely at the discretion of Bay Fund and did not necessarily represent the fair market value of each Additional Limited Partner unit. The Bay Fund offer expired on September 29, 1996, and as of March 10, 1997, Bay Fund held approximately 3.1% of the Additional Limited Partner units of the Partnership. Other than the Bay Fund tender offer, or any others of the same type, it is not anticipated that there will be any formal market for resale of interests in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

     (b) As of March 10, 1997 there were approximately 5,500 registered holders of limited partner interests in the Partnership.

     (c) On April 30, 1996, the Partnership distributed $579,000 (or $9.65 per Additional Limited Partner) to the Additional Limited Partners. The distribution was a result of the sale of the property relating to the Partnership's investment in the Park Heights Towers Limited Partnership. No distributions were declared or paid by the Partnership in 1995. The Partnership received distributions of $10,047,625 and $2,142,665 from the Local Partnerships during 1996 and 1995, respectively. Some of the Local Partnerships operate under restrictions imposed by the pertinent government agencies that limit the cash return available to the Partnership.

                                     PART II
                                     -------

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                                 For the years ended December 31,
                                            1996            1995              1994             1993             1992
                                        ------------    ------------      ------------     ------------     ------------
Share of income from
 partnerships                           $  5,890,474    $  1,761,512      $  3,036,990     $    759,161     $    111,479
Interest and other income                    187,470         166,943           201,695          194,736          155,280
Expenses                                  (8,423,056)    (10,077,802)       (9,081,713)      (9,419,795)      (8,119,603)
Gain on disposition of investment
 in partnership                            2,081,463              --                --               --        1,833,981
Extraordinary gain from
 extinguishment of debt                    3,015,210              --         3,052,664               --               --
                                        ------------    ------------      ------------     ------------     ------------
Net income (loss)                       $  2,751,561    $ (8,149,347)     $ (2,790,364)    $ (8,465,898)    $ (6,018,863)
                                        ============    ============      ============     ============     ============
Income (loss) allocated to
 Additional Limited Partners (97%)      $  2,669,014    $ (7,904,867)     $ (2,706,654)    $ (8,211,921)    $ (5,838,298)
                                        ============    ============      ============     ============     ============
Income (loss) per unit of
 Additional Limited Partner
 Interest based on 60,000 units
 outstanding                            $      44.48    $    (131.75)     $     (45.11)    $    (136.87)    $     (97.30)
                                        ============    ============      ============     ============     ============
Cash distribution per unit
 of Additional Limited
 Partner Interest based
 on 60,000 units outstanding            $    579,000    $         --      $         --     $         --     $         --
                                        ============    ============      ============     ============     ============
Total assets                            $ 29,526,962    $ 33,961,256      $ 34,138,522     $ 38,256,363     $ 39,038,858
                                        ============    ============      ============     ============     ============
Total remaining amounts due on
 investments, including accrued
 interest on purchase money
 notes and unpaid purchase price        $ 71,610,833    $ 81,724,496      $ 78,337,884     $ 83,631,738     $ 78,850,589
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

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986, which virtually eliminated many of the incentives for the new construction or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, the Managing General Partner continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible and potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

     The acquisition of interests in certain Local Partnerships resulted in purchase money note obligations of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature fifteen years from the dates of acquisition of the interests in particular Local Partnerships.

     The Managing General Partner has been working to develop a strategy to sell certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to non-profit purchasers. The Managing General Partner intends to utilize part or all of the Partnership's net proceeds (after a 50% distribution to limited partners) received from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3)of the National Housing Act, as amended. The Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA), which provided property owners with restricted opportunities to sell low income housing, ended effective September 30, 1996. However, HUD received approximately $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. Continued funding of the LIHPRHA program after fiscal year 1997 is uncertain. There is no assurance that a sale of any properties that previously qualified under the LIHPRHA program will occur.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies or other potential buyers. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance the property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to HAP contracts. In 1995 and 1996, HUD released its Reinvention Blueprint and a revision to its Reinvention Blueprint which contained proposals that have come to be known as "Mark-to-Market". Congress, HUD and the Clinton Administration continue to struggle with the Mark-to-Market initiative. This initiative was intended to deal with HUD's increasing burden of funding HAP contracts. Under the initiative, HUD would eliminate the project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. However, with the elimination of the HAP contract, there is no assurance that rental properties would be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. The initiative will impact those properties that have HAP contracts with shorter terms than that of the underlying property mortgage. For instance, some properties may have a 20-year HAP contract while the underlying mortgage has a 40-year term. In the interim, Congress has authorized one-year extensions for properties with HAP contracts expiring during the government's fiscal year 1997, which began October 1, 1996. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1997 is uncertain.

     With the ending of the LIHPRHA program and with the uncertainty surrounding renewals of expiring Section 8 HAP contracts, the Managing General Partner is developing new strategies to deal with the ever changing environment of affordable housing policy. Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgages may be eligible for pre-payment of the mortgage. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are a few lenders that will provide financing either to prepay the existing mortgage or

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

provide additional funds to allow the property to convert to market rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop a strategy that makes economic sense for all parties involved.

     In 1990, CRI, as managing general partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by some of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he retired from CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership was not named as a defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. On February 6, 1996, CRI terminated the CMS contract for cause. (CRI subsequently retained an independent asset management company to perform functions previously performed by CMS.) Mr. Schwartzberg and CMS responded to the contract termination by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of March 10, 1997 CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     As of March 10, 1997 the Partnership had approximately 5,500 investors who subscribed to a total of 60,000 units of limited partnership interests in the original amount of $60,000,000. As of December 31, 1996, the Partnership had investments in thirty-four Local Partnerships. The Partnership's liquidity, with unrestricted cash resources of $3,942,254 as of December 31, 1996, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. The Partnership determined that the carrying amount of its cash and cash equivalents approximates fair value. As of March 10, 1997, there are no material commitments for capital expenditures.

     During 1996, 1995 and 1994, the Partnership received cash distributions of $10,047,625, $2,142,665 and $4,716,303, respectively, from the Local
Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $27,827,896 (exclusive of unamortized discount on purchase money notes of $8,394,548) plus accrued interest of $43,629,417 as of December 31, 1996, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,726,070 matured on January 1, 1996, but have not been paid, as discussed below. Purchase money notes in an aggregate principal amount of $2,100,000 matured on May 1, 1996, as discussed below. Purchase money notes having a principal balance of $3,065,000 mature during 1997, as discussed below. The remaining purchase money notes mature from 1998 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     As of December 31, 1996, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

     Purchase money notes, plus accrued interest, relating to the following properties matured in 1996:


     Property                 Principal Amount       Maturity Date
     --------                 ----------------       -------------
     Briar Crest I               $  525,050          January 1, 1996 (A)
     Briar Crest II                 415,920          January 1, 1996 (A)
     Briar Hills                    458,100          January 1, 1996 (A)
     Indian Hills                   327,000          January 1, 1996 (A)
     Park Heights Towers          2,135,000          January 1, 1996 (B)
     Village Squire I & II        3,660,000          March 1, 1996 (C)
     Village Squire III           2,440,000          March 1, 1996 (C)
     Cedar Valley                 2,100,000          May 1, 1996 (D)


(A) The Partnership defaulted on its purchase money notes relating to Briar Crest I, Briar Crest II, Briar Hills and Indian Hills on January 1, 1996 when the notes matured and were not paid. The default amounts included principal and accrued interest as follows:

                                         Accrued Interest      Accrued Interest
     Property            Principal       January 1, 1996        March 10, 1997
     --------            ---------       ----------------      ----------------
     Briar Crest I       $  525,050         $  746,672            $  828,564
     Briar Crest II         415,920            574,963               640,414
     Briar Hills            458,100            683,564               755,379
     Indian Hills           327,000            477,973               530,867
                         ----------         ----------            ----------
                         $1,726,070         $2,483,172            $2,755,224
                         ==========         ==========            ==========

     The Managing General Partner and the purchase money noteholders have reached an agreement in principle for a five year extension of the purchase money notes relating to Briar Crest I, Briar Crest II and Briar Hills, and as of March 10, 1997, the parties are drafting extension documents to reflect the agreement. There is no assurance that a final agreement will be reached. The Managing General Partner has also proposed

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     a five year extension of the purchase money notes relating to Indian Hills. No agreement has been reached, and there is no assurance that an agreement will be reached.

     On June 15, 1994, the local managing general partner of Briar Crest I, Briar Crest II, Briar Hills and Indian Hills, who is also one of the purchase money note holders, filed a notice of intent to participate under the LIHPRHA program in hopes of refinancing the existing first mortgages of each property. On February 20, 1996, the local managing general partner filed a notice with HUD to amend the plan of action under the LIHPRHA program, requesting a sale of the properties. There is no assurance that a sale of these properties will occur due to the federal government's limited funding of appropriations to the LIHPRHA program, as discussed above. Due to the uncertainty of a potential sale or satisfactory resolution with the purchase money noteholders, there is no assurance that the Partnership will be able to retain its interests in the Local Partnerships.

     The uncertainty about the continued ownership of the Partnership's interest in the Briar Crest I, Briar Crest II, Briar Hills and Indian Hills does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnerships, excluding Indian Hills, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which as of December 31, 1996, was approximately 5% of the total investment in Local Partnerships. In the case of Indian Hills, the carrying amount of the investment exceeds the amount of nonrecourse indebtedness. However, the Partnership's exposure to loss is limited to this excess, which at December 31, 1996 was approximately $800,000.

(B) On January 5, 1994 the local general partners of Park Heights Towers Limited Partnership (Park Heights) filed a notice of intent to participate under the LIHPRHA program. On February 2, 1996, the local general partners of Park Heights sold the property to a non-profit entity. The sale of the property generated net proceeds to the Partnership of approximately $1.27 million. The proceeds were net of $2.135 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $5,096,673, of which $3,015,210 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was $7,131,652. On April 30, 1996, the Partnership distributed $579,000 (or $9.65 per Additional Limited Partner unit) to the Additional Limited Partners. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the outstanding purchase money notes relating to other Local Partnerships. The General Partner and/or its affiliates earned net fees of $117,028 for its

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     services relating to the sale of the property. As of March 10, 1997, $42,500 of these fees have not been paid.

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

(D) The Partnership defaulted on its purchase money notes relating to Cedar Valley on May 1, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,166,710, respectively. On May 2, 1996, the noteholders demanded payment on the purchase money notes. The Managing General Partner began negotiations with the noteholders to extend the purchase money notes until 1998. The noteholders rejected this offer and the parties agreed to extend the purchase money notes until January 1997. On January 16, 1997, the purchase money noteholders foreclosed on the Partnership's interest in Cedar Valley. As a result of the foreclosure on the Partnership's interest in Cedar Valley, the purchase money noteholders assumed ownership of the Partnership's interest in the Local Partnership. The Partnership's loss of ownership interest in Cedar Valley did not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in Cedar Valley. The Partnership's investment in Cedar Valley had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Cedar Valley were fully amortized as of December 31, 1996, in order to record the investment at its net realizable value. The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in Cedar Valley will result in a net financial statement gain of $5,473,855 during 1997. The federal tax gain is estimated to be approximately $5.8 million.

     Purchase money notes plus accrued interest relating to the following properties mature in 1997:

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     Property                 Principal Amount       Maturity Date
     --------                 ----------------       -------------
     Bartley Manor               $   700,000         July 1, 1997
     Village Green                   275,000         July 1, 1997
     Village Square                  390,000         July 1, 1997
     Winchester Gardens            1,700,000         December 31, 1997
                                 -----------
                                 $ 3,065,000
                                 ===========


     In September 1994, the Partnership modified purchase money notes totaling $1,365,000 relating to Bartley Manor, Village Square and Village Green. In accordance with the modification agreement, the Partnership paid an aggregate of $100,000 in accrued interest, and the maturity dates for the notes were extended from February 1994 to July 1, 1997. The Managing General Partner anticipates negotiating with these purchase money note holders, as well as the purchase money note holders for Winchester Gardens, for a five year extension on the related purchase money notes. There is no assurance that an agreement will be reached. Due to the uncertainty of a satisfactory resolution with the purchase money noteholders, there is no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in Bartley Manor, Village Green, Village Square and Winchester Gardens does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnerships not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which as of December 31, 1996, was approximately 8% of the total investment in Local Partnerships.

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

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1996 and 1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net income increased in 1996 from 1995 primarily due to an increase in share of income from partnerships principally due to the receipt of refinancing proceeds from Village Squire I & II and Village Squire III mortgages which were in excess of the Partnership's investments in the respective Local Partnerships. Contributing to the increase in the Partnership's net income was the extraordinary gain on the extinguishment of debt related to Park Heights as well as the gain on disposition of the Partnership's investment in Park Heights, as discussed above. Also contributing to the increase in the Partnership's net income was a decrease in interest expense resulting from the retirement of the Park Heights, Village Squire I & II and Village Squire III purchase money notes during 1996. The increase in the Partnership's net income was partially offset by an increase in amortization expense due to the write-down of acquisition fees and property purchase costs during 1996 relating to Cedar Valley in order to record the investment at its net realizable value.

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

     The purchase money notes originated from 1983 through 1985. When they were issued, the market interest rate was approximately 15%, while the stated interest rates ranged from 9% to 12%. The notes were discounted as required by Generally Accepted Accounting Principles, and a simple/compound method was used at the stated interest rate for tax purposes, and the compound method at the market interest rate was used for book purposes. As the book interest is being compounded, the interest expense for book purposes will eventually surpass the interest expense for tax purposes, thereby reducing the discount and increasing the interest expense. In fiscal year 1996, all properties, except O'Farrell, with purchase money notes had book interest which exceeded the tax interest. This increase in interest expense and the resulting reduction in the discount is expected to increase in future years.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from Local Partnerships for the years ended December 31, 1996, 1995 and 1994 did not include losses of $655,126, $822,642 and $912,870, respectively. The Partnership's net loss recognized from

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $4,891,762, $287,289 and $2,253,433 received from nine, six and seven Local Partnerships during 1996, 1995 and 1994, respectively, were offset against the respective years' recorded losses because those amounts were in excess of the Partnership's investment.

     The Rolling Green at Milford property received a mortgage loan increase from its lender in June 1996 to pay for replacing the roof, which suffered extensive damage caused by microorganisms. The roof work was completed during 1996, and the property, which remained open during the roof work, was approximately 97.1% leased as of March 10, 1997. The Managing General Partner is negotiating a fifteen year extension on the Partnership's related purchase money notes. The Partnership's purchase money notes, which aggregate a principal amount of $2,250,000, are due to mature on August 31, 1998. There is no assurance that the noteholders will agree to a fifteen-year extension on the purchase money notes.

     In September 1995, HUD sold the mortgage of New Fifth Lakewood Associates Limited Partnership (Walden Apartments) to a new mortgagee. As a result, Walden Apartments is no longer subject to HUD regulatory requirements. On September 13, 1996, the local managing general partner of Walden Apartments received an offer from a third party to purchase the property. The local managing general partner rejected this offer due to the fact that it did not meet the criteria as set forth by the Managing General Partner. Thereafter, the local managing general partner received an improved offer, and a purchase agreement was signed effective February 17, 1997. The potential buyer has made a deposit of $200,000 and has commenced its due diligence review. There is no assurance that a sale of Walden Apartments will occur as the potential buyer has the option to cancel the agreement and receive its deposit on or before April 18, 1997, based on the results of its due diligence review.

     The Partnership purchased the Walden Apartments purchase money note for $2,450,000 (the original principal was $4,000,000) at a public auction on December 11, 1989, and the $4,000,000 purchase money note was retired. The purchase price was financed through the payment of $350,000 cash from the Partnership and a $2,100,000 loan from Bank One (formerly First Illinois Bank of Evanston). The new note had a maturity date of July 1, 1994 and bore interest at 7.5%. The Partnership paid-off the new note in full on June 30, 1994. Interest expense on the note payable was $80,063 for the year ended December 31, 1994. The Partnership received cash distributions of $63,348 from Walden Apartments during 1996. No cash distributions were received from Walden Apartments during 1995 or 1994.

     On May 5, 1994, the local general partner of Arboretum Village Limited Partnership (Arboretum Village) refinanced the property's first mortgage. The refinancing provided proceeds of $3,387,382 to the Partnership with which the Partnership acquired, at a discount, the existing purchase money note in the original principal amount of $4,106,944, which resulted in an extraordinary gain from extinguishment of debt of $3,052,664. In addition, proceeds to the Partnership relating to the refinancing of $1,987,969 were in excess of the Partnership's investment and were included in share of income from Local Partnerships. In connection with the refinancing, the Partnership executed a new purchase money note to the local general partner in the principal amount of

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

$1,050,000, which was a non-cash transaction. The new purchase money note bears simple interest at the same rate (9.73%) and matures at the same time (May 2001) as the new first mortgage. In August 1994, the Partnership made a $300,000 payment towards the principal balance of the purchase money note. Accrued interest on the purchase money note was $72,772 and $71,636 as of December 31, 1996 and 1995, respectively.

     The local general partners of the following properties have each filed a notice of intent to participate under the LIHPRHA program:


          Property                                    Date of Filing
          --------                                   -----------------
          Rolling Green at Milford                   April 23, 1993 (1)
          Woodside Village                           March 31, 1994 (1)
          Briar Crest I                              June 15, 1994
          Briar Crest II                             June 15, 1994
          Briar Hills                                June 15, 1994
          Indian Hills                               June 15, 1994 (1)
          Winchester Gardens                         July 18, 1994
          Tyee Apartments                            November 28, 1994 (1)
          Bartley Manor                              December 5, 1994 (1)
          Village Green                              December 5, 1994 (1)
          Village Square                             December 5, 1994 (1)
          Southmoor                                  January 31, 1995
          Greeley Manor                              January 31, 1995 (1)


(1) The plan of actions for these properties were not approved by HUD, therefore, these properties are no longer eligible to participate in what remains of the LIHPRHA program.

     Incentives available under LIHPRHA are discussed above in the General section. As discussed above, there is no assurance that a sale or supplemental financing of these properties will occur due to the federal government's limited funding or appropriations to the LIHPRHA program. Of the properties listed above, Southmoor, Winchester Gardens, Briarcrest I, Briarcrest II and Briar Hills are ranked on the master funding list, which is subject to future government appropriations.

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

     The following table reflects the combined rental revenues of the properties for the five years ended December 31, 1996. Combined rental revenue amounts for years prior to 1996 have been adjusted to reflect property sales in 1996, as discussed above.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                        For the years ended December 31,
                         1996                 1995                 1994                 1993                  1992
                      -----------          -----------          -----------          -----------           -----------
Combined Rental
  Revenue             $33,378,276          $32,609,624          $31,618,822          $30,356,984           $29,202,522

Annual Percentage
  Increase                          2.35%               3.13%                4.16%                 3.95%



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

(a), (b), (c)
  and (e) The names, ages and business experience for the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 60, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment complexes. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

H. William Willoughby, 50, President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a Senior Tax Accountant with Arthur Andersen & Company. He holds a Juris Doctorate degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

Ronald W. Thompson, 50, Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.

Susan R. Campbell, 38, Senior Vice President-CRI Realty Services. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 41, Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in

                                      III-1

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

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


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

(a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

     The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is included in Notes 3 and 4 to the consolidated financial statements contained in Part IV, Item 14.

     Additionally, the General Partners may receive an annual distribution from the Partnership if there is cash available for distribution, as defined in the Partnership Agreement. The General Partners are also entitled to the following payments:

     (1) Annual incentive management fee for managing the affairs and business of the Partnership in an amount not to exceed .25% of invested assets, including the Partnership's allocable share of the mortgages, payable first, in an annual amount equal to $300,000; and second, after distributions to investors in the amount of 1% of the gross proceeds of the offering, the balance of such .25% of invested assets. The annual incentive management fee amounted to $300,000 for each of the years ended December 31, 1996, 1995, and 1994.

     (2) 15% of sale and refinancing proceeds remaining after the limited partners have received a return of all their capital contributions, adjusted as provided in the Partnership Agreement, and the General Partners have received the property disposition fees described below. The General Partners may also receive a return of their capital contributions and repayment of any loans made to the Partnership. No sale proceeds were paid to the General Partners during the years ended December 31, 1996, 1995 or 1994.









                                      III-2

                                    PART III
                                    --------

ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------

     (3) 1% of the aggregate selling prices, including any amounts previously unpaid upon prior sales of apartment complexes, payable after the limited partners have received a return of all their capital contributions, adjusted as provided in the Partnership Agreement.
          This amount and any other commissions or fees payable upon the sale of apartment complexes shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment complexes. No such amounts were paid to the General Partners during the years ended December 31, 1996, 1995 and 1994.

     (4) In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates earned fees of $117,028 for its services relating to the sale of Park Heights Towers on February 2, 1996. As of March 10, 1997, $42,500 of these fees have not been paid. No such amounts were paid to the Managing General Partner and/or its affiliates during 1995 and 1994.

     (h)  Termination of employment and change in control arrangements.

          None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding partnership units at December 31, 1996.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1996, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

              Name of                   Amount and Nature       % of total
          Beneficial Owner           of Beneficial Ownership   Units issued
          ----------------           -----------------------   ------------
          William B. Dockser                   None                  0%
          H. William Willoughby                None                  0%
          All Directors and Officers
            as a Group (5 persons)             None                  0%

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
               FORM 8-K
               --------

     (a) 1.    Financial Statements                                   Page
               --------------------                                   ----

               Report of Independent Certified Public Accountants -
                 Capital Realty Investors-III Limited
                 Partnership                                          IV-4

               Reports of Independent Certified Public Accountants -
                 Local Partnerships in which Capital
                 Realty Investors-III Limited
                 Partnership has invested                             IV-5

               Consolidated Balance Sheets as of December 31,
                 1996 and 1995                                        IV-6

               Consolidated Statements of Operations for the
                 years ended December 31, 1996, 1995 and 1994         IV-7

               Consolidated Statements of Changes in
                 Partners' Deficit for the years
                 ended December 31, 1996, 1995 and 1994               IV-8

               Consolidated Statements of Cash Flows for the
                 years ended December 31, 1996, 1995 and 1994         IV-9

               Notes to Consolidated Financial Statements             IV-10

     (a) 2.    Financial Statement Schedules
               -----------------------------

               Included in Part IV of this report are the following schedules for the year ended December 31, 1996, which are applicable to the Local Partnerships in which Capital Realty Investors-III Limited Partnership has invested:

               Report of Independent Certified Public
                 Accountants on Financial Statement Schedule          IV-30

               Schedule  III - Real Estate and Accumulated
                 Depreciation                                         IV-31

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

                    Statement on Form S-11, as amended, dated October 24, 1983).

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

               No reports on Form 8-K were filed during the quarter ended December 31, 1996.

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

                                   Capital Realty Investors-III
                                     Limited Partnership

                                   By:  C.R.I., Inc.
                                        Managing General Partner



March 26, 1997                     /s/ William B. Dockser
---------------------------        --------------------------------
DATE                               William B. Dockser, Director,
                                   Chairman of the Board,
                                     Treasurer and Principal
                                     Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 26, 1997                     /s/ H. William Willoughby
---------------------------        --------------------------------
DATE                               H. William Willoughby
                                   Director, President and
                                     Secretary



March 26, 1997                     /s/ Deborah K. Browning
---------------------------        --------------------------------
DATE                               Deborah K. Browning
                                   Vice President,
                                     Chief Accounting Officer,
                                     Principal Financial and
                                     Principal Accounting Officer

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                                PUBLIC ACCOUNTANTS
                               -------------------

To the Partners
Capital Realty Investors-III
  Limited Partnership

     We have audited the consolidated balance sheets of Capital Realty Investors-III Limited Partnership as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $998,712 in 1996, $1,402,971 in 1995 and $1,020,370 in 1994 included in the Partnership's net income in 1996 and net losses in 1995 and 1994. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-III Limited Partnership as of December 31, 1996 and 1995, and the consolidated results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.


                                                       Grant Thornton LLP

Vienna, VA
March 10, 1997

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                  HAS INVESTED*



* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-III Limited Partnership has invested were filed in paper format under Form SE on March 26, 1997, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted December 19, 1996.

                 CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                        December 31,
                                                                                                  1996               1995
                                                                                               ------------      ------------
Investments in partnerships                                                                    $ 24,383,751      $ 28,502,606
Investment in partnership held for sale                                                                  --         1,249,305
Cash and cash equivalents                                                                         3,942,254         2,897,013
Acquisition fees, principally paid to related parties, net
  of accumulated amortization of $475,794 and $415,716,
  respectively                                                                                      572,045           632,123
Property purchase costs, net of accumulated amortization of
  $425,423 and $376,110, respectively                                                               550,713           600,026
Other assets                                                                                         78,199            80,183
                                                                                               ------------      ------------
      Total assets                                                                             $ 29,526,962      $ 33,961,256
                                                                                               ============      ============

                            LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                                             $ 19,552,892      $ 24,303,206
Accrued interest payable                                                                         43,663,393        45,542,056
Accounts payable and accrued expenses                                                               136,721           114,599
                                                                                               ------------      ------------
      Total liabilities                                                                          63,353,006        69,959,861
                                                                                               ------------      ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                                  2,000             2,000
    Limited Partners                                                                             60,001,500        60,001,500
                                                                                               ------------      ------------
                                                                                                 60,003,500        60,003,500

  Less:
    Accumulated distributions to partners                                                        (2,288,681)       (1,709,681)
    Offering costs                                                                               (6,156,933)       (6,156,933)
    Accumulated losses                                                                          (85,383,930)      (88,135,491)
                                                                                               ------------      ------------
      Total partners' deficit                                                                   (33,826,044)      (35,998,605)
                                                                                               ------------      ------------
      Total liabilities and partners' deficit                                                  $ 29,526,962      $ 33,961,256
                                                                                               ============      ============




                              The accompanying notes are an integral
                          part of these consolidated financial statements.

                         CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     For the years ended December 31,
                                                                                   1996           1995           1994
                                                                                -----------    -----------    -----------
Share of income from partnerships                                               $ 5,890,474    $ 1,761,512    $ 3,036,990
                                                                                -----------    -----------    -----------
Other revenue and expenses:
   Revenue
     Interest and other income                                                      187,470        166,943        201,695
                                                                                -----------    -----------    -----------
   Expenses
     Interest                                                                     7,758,316      9,462,914      8,458,314
     Management fee                                                                 300,000        300,000        300,000
     General and administrative                                                     161,362        132,791        133,945
     Professional fees                                                               93,987        111,985        119,341
     Amortization                                                                   109,391         70,112         70,113
                                                                                -----------    -----------    -----------
                                                                                  8,423,056     10,077,802      9,081,713
                                                                                -----------    -----------    -----------
          Total other revenue and expenses                                       (8,235,586)    (9,910,859)    (8,880,018)
                                                                                -----------    -----------    -----------

Loss before gain on disposition of investment in
  partnership                                                                    (2,345,112)    (8,149,347)    (5,843,028)
                                                                                -----------    -----------    -----------

Gain on disposition of investment in partnership                                  2,081,463             --             --
                                                                                -----------    -----------    -----------

Loss before extraordinary gain from
  extinguishment of debt                                                           (263,649)    (8,149,347)    (5,843,028)
Extraordinary gain from extinguishment
  of debt                                                                         3,015,210             --      3,052,664
                                                                                -----------    -----------    -----------
Net income (loss)                                                               $ 2,751,561    $(8,149,347)   $(2,790,364)
                                                                                ===========    ===========    ===========
Income (loss) allocated to General Partners (1.51%)                             $    41,549    $  (123,055)   $   (42,134)
                                                                                ===========    ===========    ===========
Income (loss) allocated to Initial and Special Limited
  Partners (1.49%)                                                              $    40,998    $  (121,425)   $   (41,576)
                                                                                ===========    ===========    ===========
Income (loss) allocated to Additional Limited Partners (97%)                    $ 2,669,014    $(7,904,867)   $(2,706,654)
                                                                                ===========    ===========    ===========
Income (loss) per unit of Additional Limited Partnership Interest
  based on 60,000 units outstanding                                             $     44.48    $   (131.75)   $    (45.11)
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

                         CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                     For the years ended December 31, 1996, 1995 and 1994


                                                                       Initial and
                                                                         Special           Additional
                                                    General              Limited            Limited
                                                    Partners             Partners           Partners            Total
                                                   -----------         -----------        ------------       ------------
Partners' deficit, January 1, 1994                  (1,186,944)         (1,171,891)        (22,700,059)       (25,058,894)

  Net loss                                             (42,134)            (41,576)         (2,706,654)        (2,790,364)
                                                   -----------         -----------        ------------       ------------

Partners' deficit, December 31, 1994                (1,229,078)         (1,213,467)        (25,406,713)       (27,849,258)

  Net loss                                            (123,055)           (121,425)         (7,904,867)        (8,149,347)
                                                   -----------         -----------        ------------       ------------

Partners' deficit, December 31, 1995                (1,352,133)         (1,334,892)        (33,311,580)       (35,998,605)

Distribution of $9.65 per Additional
  Limited Partnership interest                              --                  --            (579,000)          (579,000)

  Net income                                            41,549              40,998           2,669,014          2,751,561
                                                   -----------         -----------        ------------       ------------

Partners' deficit, December 31, 1996               $(1,310,584)        $(1,293,894)       $(31,221,566)      $(33,826,044)
                                                   ===========         ===========        ============       ============

























                             The accompanying notes are an integral
                        part of these consolidated financial statements.

                        CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the years ended December 31,
                                                                                    1996            1995             1994
                                                                                ------------    ------------     ------------
Cash flows from operating activities:
  Net income (loss)                                                             $  2,751,561    $ (8,149,347)    $ (2,790,364)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of income from partnerships                                             (5,890,474)     (1,761,512)      (3,036,990)
    Extraordinary gain from extinguishment of debt                                (3,015,210)             --       (3,052,664)
    Payment of interest on note payable                                                   --              --          (80,063)
    Payment of purchase money note interest                                       (3,137,083)     (1,516,680)        (874,636)
    Gain on disposition of investment in partnership                              (2,081,463)             --               --
    Amortization of discount on purchase money notes                               3,484,686       4,559,622        3,030,167
    Amortization of deferred costs                                                   109,391          70,112           70,113

  Changes in assets and liabilities:
      Decrease (increase) in other assets                                              1,984         (58,960)         212,820
      Increase in accrued interest payable                                         4,273,630       4,903,292        5,428,149
      Increase (decrease) in accounts payable                                         22,122          25,847          (27,340)
                                                                                ------------    ------------     ------------
        Net cash used in operating activities                                     (3,480,856)     (1,927,626)      (1,120,808)
                                                                                ------------    ------------     ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                      10,047,625       2,142,665        4,716,303
  Proceeds from disposition of investment in partnership                           3,292,472              --               --
                                                                                ------------    ------------     ------------
        Net cash provided by investing activities                                 13,340,097       2,142,665        4,716,303
                                                                                ------------    ------------     ------------

Cash flows used in financing activities:
  Pay-off of notes payable                                                                --              --       (2,100,000)
  Payment of purchase money note principal                                                --              --         (300,000)
  Pay-off of purchase money notes                                                 (8,235,000)             --       (3,387,382)
  Distribution paid to additional limited partners                                  (579,000)             --               --
                                                                                ------------    ------------     ------------
        Net cash used in financing activities                                     (8,814,000)             --       (5,787,382)
                                                                                ------------    ------------     ------------

Net increase (decrease) in cash and cash equivalents                               1,045,241         215,039       (2,191,887)

Cash and cash equivalents, beginning of year                                       2,897,013       2,681,974        4,873,861
                                                                                ------------    ------------     ------------

Cash and cash equivalents, end of year                                          $  3,942,254    $  2,897,013     $  2,681,974
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

     d.   Investments in partnerships
          ---------------------------

          The investments in Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of both December 31, 1996 and 1995, the Partnership's share of cumulative losses of eleven of the Local Partnerships exceeds the amount of the Partnership's investments in these Local Partnerships by $12,026,985 and $11,371,859, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     reflected in the accompanying consolidated financial statements. During 1996 and 1995, cash distributions of $4,891,762 and $287,289, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are included in the Partnership's share of income from partnerships.

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

     f.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partnership interests. Such costs were recorded as a reduction of partners' capital when incurred.

     g.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision (credit) has been made for income taxes in these consolidated financial statements.

     h.   Use of estimates
          ----------------

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

     i.   Asset held for sale
          -------------------

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

2.   INVESTMENTS IN PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of December 31, 1996 and 1995, the Partnership had acquired limited partnership interests in thirty-four and thirty-five Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment complexes which provide housing principally to the elderly and/or to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships as of December 31, 1996 and 1995 are as follows:

                                           1996          1995
                                        -----------   -----------
     Due to local general partners      $   119,544   $   119,544
     Purchase money notes due:
       1996                               3,826,070    12,061,070
       1997                               3,065,000     3,065,000
       1998                               2,250,000     2,250,000
       1999                              17,614,500    17,614,500
       2000                                      --            --
       2001                                 750,000       750,000
       Thereafter                           322,326       322,326
                                        -----------   -----------
                                         27,947,440    36,182,440
     Less unamortized discount
       on purchase money notes           (8,394,548)  (11,879,234)
                                        -----------   -----------
                                        $19,552,892   $24,303,206
                                        ===========   ===========

          The amounts due to local general partners will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreements.

          The purchase money notes have stated interest rates ranging from 9% to 12%, certain of which are compounded annually. Unamortized discounts are based upon an imputed interest rate of 15% to reflect market interest rates which prevailed when the notes were issued. The resulting discount has been recorded by the Partnership and is being amortized to interest expense over the life of the respective purchase money notes using the effective

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     interest method. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,726,070 matured on January 1, 1996, but have not been paid, as discussed below. Purchase money notes in an aggregate principal amount of $2,100,000 matured on May 1, 1996, as discussed below. Purchase money notes having a principal balance of $3,065,000 mature during 1997, as discussed below. The remaining purchase money notes mature from 1998 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

          Interest expense on the unpaid purchase price and the Partnership's purchase money notes for the years ended December 31, 1996, 1995 and 1994 was $7,758,316, $9,462,914 and $8,322,071, respectively. The accrued interest on the purchase money notes of $43,629,417 and $45,508,080, as of December 31, 1996 and 1995, respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

          Purchase money notes, plus accrued interest, relating to the following properties matured in 1996:

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued


     Property                 Principal Amount       Maturity Date
     --------                 ----------------       -------------
     Briar Crest I               $  525,050          January 1, 1996 (A)
     Briar Crest II                 415,920          January 1, 1996 (A)
     Briar Hills                    458,100          January 1, 1996 (A)
     Indian Hills                   327,000          January 1, 1996 (A)
     Park Heights Towers          2,135,000          January 1, 1996 (B)
     Village Squire I & II        3,660,000          March 1, 1996 (C)
     Village Squire III           2,440,000          March 1, 1996 (C)
     Cedar Valley                 2,100,000          May 1, 1996 (D)


     (A) The Partnership defaulted on its purchase money notes relating to Briar Crest I, Briar Crest II, Briar Hills and Indian Hills on January 1, 1996 when the notes matured and were not paid. The default amounts included principal and accrued interest as follows:


                                         Accrued Interest      Accrued Interest
     Property            Principal       January 1, 1996        March 10, 1997
     --------            ---------       ----------------      ----------------
     Briar Crest I       $  525,050         $  746,672            $  828,564
     Briar Crest II         415,920            574,963               640,414
     Briar Hills            458,100            683,564               755,379
     Indian Hills           327,000            477,973               530,867
                         ----------         ----------            ----------
                         $1,726,070         $2,483,172            $2,755,224
                         ==========         ==========            ==========

          The Managing General Partner and the purchase money noteholders have reached an agreement in principle for a five year extension of the purchase money notes relating to Briar Crest I, Briar Crest II and Briar Hills, and as of March 10, 1997, the parties are drafting extension documents to reflect the agreement. There is no assurance that a final agreement will be reached. The Managing General Partner has also proposed a five year extension of the purchase money notes relating to Indian Hills. No agreement has been reached, and there is no assurance that an agreement will be reached.

          On June 15, 1994, the local managing general partner of Briar Crest I, Briar Crest II, Briar Hills and Indian Hills, who is also one of the purchase money note holders, filed a notice of intent to participate under the LIHPRHA program in hopes of refinancing the existing first mortgages of each property. On February 20, 1996, the local managing general partner filed a notice with HUD to amend the plan of action under the LIHPRHA program, requesting a sale of the properties. There is no assurance that a sale of these properties will occur due to the

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

          federal government's limited funding of appropriations to the LIHPRHA program, as discussed below. Due to the uncertainty of a potential sale or satisfactory resolution with the purchase money noteholders, there is no assurance that the Partnership will be able to retain its interests in the Local Partnerships.

          The uncertainty about the continued ownership of the Partnership's interest in the Briar Crest I, Briar Crest II, Briar Hills and Indian Hills does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnerships, excluding Indian Hills, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which as of December 31, 1996, was approximately 5% of the total investment in Local Partnerships. In the case of Indian Hills, the carrying amount of the investment exceeds the amount of nonrecourse indebtedness. However, the Partnership's exposure to loss is limited to this excess, which at December 31, 1996 was approximately $800,000.

     (B) On February 2, 1996, the Partnership paid off the purchase money note relating to Park Heights Towers Limited Partnership (Park Heights) at a discount, as discussed below.

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

     (D) The Partnership defaulted on its purchase money notes relating to Cedar Valley on May 1, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,166,710, respectively. On May 2, 1996, the noteholders demanded payment on the purchase money notes. The Managing General Partner began negotiations with the noteholders to extend the purchase money notes until 1998. The noteholders rejected this offer and the parties agreed to extend the purchase money notes until January 1997. On January 16, 1997, the purchase money noteholders foreclosed on the Partnership's interest in Cedar Valley. As a result of the foreclosure on the Partnership's interest in Cedar Valley, the purchase money noteholders assumed ownership of the Partnership's interest in the Local Partnership. The Partnership's loss of ownership interest in Cedar Valley did not impact the

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

          Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in Cedar Valley. The Partnership's investment in Cedar Valley had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Cedar Valley were fully amortized as of December 31, 1996, in order to record the investment at its net realizable value. The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in Cedar Valley will result in a net financial statement gain of $5,473,855 during 1997. The federal tax gain is estimated to be approximately $5.8 million.

          Purchase money notes plus accrued interest relating to the following properties mature in 1997:


     Property                 Principal Amount       Maturity Date
     --------                 ----------------       -------------
     Bartley Manor               $   700,000         July 1, 1997
     Village Green                   275,000         July 1, 1997
     Village Square                  390,000         July 1, 1997
     Winchester Gardens            1,700,000         December 31, 1997
                                 -----------
                                 $ 3,065,000
                                 ===========

          In September 1994, the Partnership modified purchase money notes totaling $1,365,000 relating to Bartley Manor, Village Square and Village Green. In accordance with the modification agreement, the Partnership paid an aggregate of $100,000 in accrued interest, and the maturity dates for the notes were extended from February 1994 to July 1, 1997. The Managing General Partner anticipates negotiating with these purchase money note holders, as well as the purchase money note holders for Winchester Gardens, for a five year extension on the related purchase money notes. There is no assurance that an agreement will be reached. Due to the uncertainty of a satisfactory resolution with the purchase money noteholders, there is no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in Bartley Manor, Village Green, Village Square and Winchester Gardens does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnerships not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships,

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     which as of December 31, 1996, was approximately 8% of the total investment in Local Partnerships.

          The Partnership purchased the New Fifth Lakewood Associates Limited Partnership (Walden Apartments) purchase money note for $2,450,000 (the original principal was $4,000,000) at a public auction on December 11, 1989, and the $4,000,000 purchase money note was retired. The purchase price was financed through the payment of $350,000 cash from the Partnership and a $2,100,000 loan from Bank One (formerly First Illinois Bank of Evanston). The new note had a maturity date of July 1, 1994 and bore interest at 7.5%. The Partnership paid-off the new note in full on June 30, 1994. Interest expense on the note payable was $80,063 for the year ended December 31, 1994. The Partnership received cash distributions of $63,348 from Walden Apartments during 1996. No cash distributions were received from Walden Apartments during 1995 or 1994.

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

     b.   Interest in profits, losses and cash distributions
          --------------------------------------------------

          The Partnership has a 96% to 98.99% interest in profits and losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invests in the Local Partnership. The Partnership received cash distributions from the rental operations of the Local Partnerships of $10,047,625, $2,142,665 and $4,716,303 during the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996 and 1995, twenty-six and twenty-eight, respectively, of the Local Partnerships had surplus cash, as defined by their respective agencies, in the amounts of $2,044,904 and $2,551,821, respectively, which is available for distribution in accordance with their respective agencies' regulations.

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

     c.   Property matters
          ----------------

          On January 5, 1994 the local general partners of Park Heights filed a notice of intent to participate under the LIHPRHA program. On February 2, 1996, the local general partners of Park Heights sold the property to a non-profit entity. The sale of the property generated net proceeds to the Partnership of approximately $1.27 million. The proceeds were net of $2.135 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $5,096,673, of which $3,015,210 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was $7,131,652. On April 30, 1996, the Partnership distributed $579,000 (or $9.65 per Additional Limited Partner unit) to the Additional Limited Partners. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the outstanding purchase money notes relating to other Local Partnerships. The General Partner and/or its affiliates earned net fees of $117,028 for its services relating to the sale of the property. As of March 10, 1997, $42,500 of these fees have not been paid.

          In September 1995, HUD sold the mortgage of Walden Apartments to a new mortgagee. As a result, Walden Apartments is no longer subject to HUD regulatory requirements. On September 13, 1996, the local managing general partner of Walden Apartments received an offer from a third party to purchase the property. The local managing general partner rejected this offer due to the fact that it did not meet the criteria as set forth by the Managing General Partner. Thereafter, the local managing general partner received an improved offer, and a purchase agreement was signed effective February 17, 1997. The potential buyer has made a deposit of $200,000 and has commenced its due diligence review. There is no assurance that a sale of Walden Apartments will occur as the potential buyer has the option to cancel the agreement and receive its deposit on or before April 18, 1997, based on the results of its due diligence review.

          The Rolling Green at Milford property received a mortgage loan increase from its lender in June 1996 to pay for replacing the roof, which suffered extensive damage caused by microorganisms. The roof work was completed during 1996, and the property, which remained open during the roof work, was approximately 97.1% leased as of March 10, 1997. The Managing General Partner is negotiating a fifteen year extension on the Partnership's related purchase money notes. The Partnership's purchase money notes, which aggregate a principal amount of $2,250,000, are due to mature on August 31, 1998. There is no assurance that the noteholders will agree to a fifteen-year extension on the purchase money notes.

          On May 5, 1994, the local general partner of Arboretum Village Limited Partnership (Arboretum Village) refinanced the property's first mortgage. The refinancing provided proceeds of $3,387,382 to the Partnership with

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     which the Partnership acquired, at a discount, the existing purchase money note in the original principal amount of $4,106,944, which resulted in an extraordinary gain from extinguishment of debt of $3,052,664. In addition, proceeds to the Partnership relating to the refinancing of $1,987,969 were in excess of the Partnership's investment and were included in share of income from Local Partnerships. In connection with the refinancing, the Partnership executed a new purchase money note to the local general partner in the principal amount of $1,050,000, which was a non-cash transaction. The new purchase money note bears simple interest at the same rate (9.73%) and matures at the same time (May 2001) as the new first mortgage. In August 1994, the Partnership made a $300,000 payment towards the principal balance of the purchase money note. Accrued interest on the purchase money note was $72,772 and $71,636 as of December 31, 1996 and 1995,
     respectively.

          Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3)of the National Housing Act, as amended. The LIHPRHA program, which provided property owners with restricted opportunities to sell low income housing, ended effective September 30, 1996. However, HUD received approximately $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. Continued funding of the LIHPRHA program after fiscal year 1997 is uncertain. There is no assurance that a sale of any properties that previously qualified under the LIHPRHA program will occur.

          The local general partners of the following properties have each filed a notice of intent to participate under the LIHPRHA program:


          Property                                    Date of Filing
          --------                                   -----------------
          Rolling Green at Milford                   April 23, 1993 (1)
          Woodside Village                           March 31, 1994 (1)
          Briar Crest I                              June 15, 1994
          Briar Crest II                             June 15, 1994
          Briar Hills                                June 15, 1994
          Indian Hills                               June 15, 1994 (1)
          Winchester Gardens                         July 18, 1994
          Tyee Apartments                            November 28, 1994 (1)
          Bartley Manor                              December 5, 1994 (1)
          Village Green                              December 5, 1994 (1)
          Village Square                             December 5, 1994 (1)
          Southmoor                                  January 31, 1995
          Greeley Manor                              January 31, 1995 (1)


     (1) The plan of actions for these properties were not approved by HUD, therefore, these properties are no longer eligible to participate in what remains of the LIHPRHA program.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

          Incentives available under LIHPRHA are discussed above. As discussed above, there is no assurance that a sale or supplemental financing of these properties will occur due to the federal government's limited funding or appropriations to the LIHPRHA program. Of the properties listed above, Southmoor, Winchester Gardens, Briarcrest I, Briarcrest II and Briar Hills are ranked on the master funding list, which is subject to future government appropriations.

          Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies or other potential buyers. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance the property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

          Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments (HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to HAP contracts. In 1995 and 1996, HUD released its Reinvention Blueprint and a revision to its Reinvention Blueprint which contained proposals that have come to be known as "Mark-to-Market". Congress, HUD and the Clinton Administration continue to struggle with the Mark-to-Market initiative. This initiative was intended to deal with HUD's increasing burden of funding HAP contracts. Under the initiative, HUD would eliminate the project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. However, with the elimination of the HAP contract, there is no assurance that rental properties would be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. The initiative will impact those properties that have HAP contracts with shorter terms than that of the underlying property mortgage. For instance, some properties may have a 20-year HAP contract while the underlying mortgage has a 40-year term. In the interim, Congress has authorized one-year extensions for properties with HAP contracts expiring during the government's fiscal year 1997, which began October 1, 1996. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for
     Section 8 HAP contracts expiring after fiscal year 1997 is uncertain.

          With the ending of the LIHPRHA program and with the uncertainty surrounding renewals of expiring Section 8 HAP contracts, the Managing General Partner is developing new strategies to deal with the ever changing environment of affordable housing policy. Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgages may be eligible for pre-payment of the mortgage. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are a few lenders that will provide financing either to

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     prepay the existing mortgage or provide additional funds to allow the property to convert to market rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop a strategy that makes economic sense for all parties involved.

     d.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 is as follows:

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                         COMBINED BALANCE SHEETS

                                                                                                        December 31,
                                                                                                 1996                 1995
                                                                                             ------------         ------------
Rental property, at cost, net of accumulated depreciation
  of $73,063,135 and $69,987,195, respectively                                               $ 93,786,201         $ 98,203,512

 Land and land improvements                                                                    14,582,655           15,335,374
 Other assets                                                                                  18,790,710           17,933,930
                                                                                             ------------         ------------
      Total assets                                                                           $127,159,566         $131,472,816
                                                                                             ============         ============

Mortgage notes payable                                                                       $110,454,384         $103,898,993
Other liabilities                                                                              10,228,071           10,551,978
                                                                                             ------------         ------------
      Total liabilities                                                                       120,682,455          114,450,971

Partners' capital                                                                               6,477,111           17,021,845
                                                                                             ------------         ------------
      Total liabilities and partners' capital                                                $127,159,566         $131,472,816
                                                                                             ============         ============


                              COMBINED STATEMENTS OF OPERATIONS

                                                                                             For the years ended December 31,
                                                                                      1996            1995            1994
                                                                                  ------------    ------------    ------------
Revenue:
  Rental                                                                          $ 33,417,794    $ 33,256,209    $ 32,270,051
  Interest                                                                             674,147         695,422         551,946
  Other                                                                                773,800         748,368         604,401
                                                                                  ------------    ------------    ------------
      Total revenue                                                                 34,865,741      34,699,999      33,426,398
                                                                                  ------------    ------------    ------------

Expenses:
  Operating                                                                         21,006,072      20,943,312      20,570,071
  Interest                                                                           7,538,528       7,085,360       7,046,805
  Depreciation                                                                       5,546,213       5,749,135       5,679,409
  Amortization                                                                          54,725          33,047          30,981
                                                                                  ------------    ------------    ------------
       Total expenses                                                               34,145,538      33,810,854      33,327,266
                                                                                  ------------    ------------    ------------
Net income                                                                        $    720,203    $    889,145    $     99,132
                                                                                  ============    ============    ============

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     e.   Reconciliation of the Local Partnerships' financial statement net
          -----------------------------------------------------------------
               income to taxable loss
               ----------------------

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

          A reconciliation of the Local Partnerships' financial statement net income reflected above to the taxable loss for the years ended December 31, 1996, 1995 and 1994 is as follows:

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                                                          For the years ended December 31,
                                                                                    1996           1995           1994
                                                                                ------------   ------------   ------------
Financial statement net income                                                  $    720,203   $    889,145   $     99,132

Adjustments:
  Additional tax depreciation using accelerated
    methods, net of depreciation on construction
    period expenses capitalized for financial
    statement purposes                                                            (3,169,569)    (3,413,758)    (3,732,479)

  Amortization for tax purposes not deducted for
    financial statement purposes                                                      49,756         25,569         25,569

  Miscellaneous, net                                                                  49,021          2,199        119,459
                                                                                ------------   ------------   ------------
Taxable loss                                                                    $ (2,350,589)  $ (2,496,845)  $ (3,488,319)
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1996, 1995 and 1994, the Partnership paid $113,632, $77,544 and $102,491, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. The amount of the Management Fee shall be equal to .25% of invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:

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

     For each of the years ended December 31, 1996, 1995 and 1994, the Partnership paid the Managing General Partner a Management Fee of $300,000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property its owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates earned net fees for services relating to the sale of the Partnership's interest in the Park Heights Towers Local Partnership of $117,028 on February 2, 1996. As of March 10, 1997, $42,500 of these fees have not been paid.

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

     All profits and losses prior to the first date on which Additional Limited Partners were admitted were allocated 98.49% to the Initial Limited Partners and 1.51% to the General Partners. Upon admission of the Special Limited Partner and the Additional Limited Partners, the interest of the Initial Limited Partners was reduced to .49%. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the projects or their rental properties which are not reinvested shall be distributed and applied as follows:

       (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliate, such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
      (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
     (iii) to each partner in an amount equal to the positive balance in his capital account as of the date of the sale or refinancing, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale or refinancing and allocated pursuant to the Partnership Agreement;
      (iv) to the limited partners (A) an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds, plus (B) an additional amount equal to a cumulative noncompounded 6% return, on each limited partners' capital contribution, reduced, but not below zero, by (1) an amount equal to 50% of the losses for tax purposes plus tax credits allocated to such limited partner and (2) distributions of net cash flow to each limited partner, such return, losses for

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

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

     In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited
partners.   In February 1996, the Managing General Partner and/or its affiliates earned fees totalling $117,028 relating to the sale of the Park Heights Towers property. As of March 10, 1997, $42,500 of these fees have not been paid. No such amounts were paid to the Managing General Partner and/or its affiliates during 1995 and 1994.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, .49% to the Initial Limited Partner and 1.51% to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. As defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had cash available for distribution of approximately $1,000,000, $250,000 and $0 for the years ended December 31, 1996, 1995 and 1994, respectively. On April 30, 1996, the Partnership distributed $579,000 (or $9.65 per Additional Limited Partner unit) to the Additional Limited Partners as a result of the sale of the property relating to the Partnership's investment in Park Heights. No distributions were declared or paid during 1995 and 1994.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME
          (LOSS) TO TAXABLE LOSS

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

     A reconciliation of the Partnership's financial statement net income (loss) to the taxable loss for the years ended December 31, 1996, 1995 and 1994 is as follows:

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME
          (LOSS) TO TAXABLE LOSS - Continued

                                                                                          For the years ended December 31,
                                                                                       1996            1995            1994
                                                                                   ------------    ------------    ------------
Financial statement net income (loss)                                              $  2,751,561    $ (8,149,347)   $ (2,790,364)

  Adjustments:
    Differences between the income tax losses and financial
      statement losses related to the Partnership's equity
      in the Local Partnerships' losses                                             (10,312,584)     (5,112,498)    (5,488,768)

    Difference between extraordinary gain from early extinguishment
      of debt                                                                                --      (1,050,000)     1,977,258

    Costs amortized over a shorter period for income tax purposes                       (16,698)        (82,742)       (82,864)

    Effect of imputed interest on purchase money notes for financial
       reporting purposes                                                             3,538,365       4,570,051      2,964,825

                                                                                   ------------    ------------    -----------
  Taxable loss                                                                     $ (4,039,356)   $ (9,824,536)   $(3,419,913)
                                                                                   ============    ============    ===========


6.   CONTINGENCIES

     In 1990, CRI, as managing general partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by some of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he retired from CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

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

defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. On February 6, 1996, CRI terminated the CMS contract for cause. (CRI subsequently retained an independent asset management company to perform functions previously performed by CMS.) Mr. Schwartzberg and CMS responded to the contract termination by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of March 10, 1997 CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

                          FINANCIAL STATEMENT SCHEDULE

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
              -----------------------------------------------------
                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------


To the Partners
Capital Realty Investors-III
  Limited Partnership


     In connection with our audit of the consolidated financial statements of Capital Realty Investors-III Limited Partnership referred to in our report dated March 10, 1997, which is included in this Form 10-K, we have also audited
Schedule III as of December 31, 1996, 1995 and 1994. We did not audit the financial statements for certain Local Partnerships in 1996, 1995 and 1994, which are accounted for as described in Note 1d. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                            Grant Thornton LLP


Vienna, VA
March 10, 1997

                 CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-III LIMITED
                              PARTNERSHIP HAS INVESTED

                                  December 31, 1996

       COL. A                  COL. B                     COL. C                                COL. D
--------------------          -------        -------------------------------       -------------------------------
                                                         Initial                         Costs Capitalized
                                                      Cost to Local                          Subsequent
                                                       Partnership                         to Acquisition
                                             -------------------------------       -------------------------------
                                                                 Building
    Description               Encum-                               and             Improvements/        Carrying
Operating Properties          brances           Land           Improvements         (Deletions)         Costs (B)
--------------------          -------        -----------       ------------        ------------        -----------
Arboretum Village               (A)          $ 1,165,630       $  9,319,370        $  3,003,449        $        --
 Lisle, IL
 (308 units-family
 apartment complex)

Monterey/Hillcrest              (A)            1,332,233          2,168,760          13,077,342            468,293
 Apartments
 Waukesha, WI
 (300 units-family
 apartment complex)

O'Farrell Towers                (A)              950,000          1,680,000           8,319,850              5,988
  San Francisco, CA
  (101 units-elderly
  apartment complex)

Rolling Green                   (A)              550,000          8,926,785           2,540,298                 --
  at Milford
  Milford, MA
  (304 units-family
  apartment complex)

Village Squire I & II           (A)              942,500          8,864,440            (303,638)                --
  Canton, MI
  (376 units-family
  apartment complex)

Walden Apartments               (A)            1,404,196          9,560,754           1,493,329                 --
 Schaumburg, IL
 (396 units-family
 apartment complex)

Aggregate of remaining
 properties which are
 individually less than
 5% of the total of
 Column E                       (A)            7,172,470         76,005,711          22,757,162             27,069
                                             -----------       ------------        ------------        -----------
Total                                        $13,517,029       $116,525,820        $ 50,887,792        $   501,350
                                             ===========       ============        ============        ===========

                  CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-III LIMITED
                      PARTNERSHIP HAS INVESTED - Continued

                              December 31, 1996


       COL. A                              COL. E                           COL. F       COL. G    COL. H          COL. I
--------------------     -------------------------------------------     ------------    -------   -------    ----------------
                                    Gross amount at which                                                       Life upon
                                 carried at close of period                                                     which dep-
                         -------------------------------------------                      Date                 reciation in
                             Land         Building                        Accumulated      of                  latest income
    Description            and Land         and                          depreciation    Const-      Date      statement is
Operating Properties     Improvements   Improvements   Total (C) (D)         (D)         ruction   Acquired   computed (years)
--------------------     ------------   ------------   -------------     ------------    -------   --------   ----------------
Arboretum Village        $ 1,611,964    $ 11,876,485   $  13,488,449     $  5,096,732      1972      1/84          10-30
 Lisle, IL
 (308 units-family
 apartment complex)

Monterey/Hillcrest         1,335,534      15,711,094      17,046,628        7,150,136      1984     11/83           5-30
 Apartments
 Waukesha, WI
 (300 units-family
 apartment complex)

O'Farrell Towers             950,000      10,005,838      10,955,838        3,972,984      1985     10/83           5-30
  San Francisco, CA
  (101 units-elderly
  apartment complex)

Rolling Green                465,015      11,552,068      12,017,083        4,626,176      1974      3/84           5-30
  at Milford
  Milford, MA
  (304 units-family
  apartment complex)

Village Squire I & II        805,897       8,697,405       9,503,302        3,974,171      1980      3/84           5-33
  Canton, MI
  (376 units-family
  apartment complex)

Walden Apartments            898,868      11,559,411      12,458,279        4,445,979      1974      3/84           5-30
 Schaumburg, IL
 (396 units-family
 apartment complex)

Aggregate of remaining
 properties which are
 individually less than
 5% of the total of
 Column E                  8,515,377      97,447,035     105,962,412        43,796,957
                         -----------    ------------   -------------     ------------
Total                    $14,582,655    $166,849,336   $ 181,431,991     $ 73,063,135
                         ===========    ============   =============     ============

                 CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

          NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        OF LOCAL PARTNERSHIPS IN WHICH
           CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP HAS INVESTED

                                December 31, 1996

(A)  Secured by mortgages.
(B)  Consists of capitalized construction period interest and real estate taxes during construction.
(C) The aggregate cost of land for federal income tax purposes is $14,591,405 and the aggregate cost of buildings and improvements for federal income
     tax purposes is $183,186,783.  The total of the   above-mentioned items is
     $197,778,188.
(D)  Reconciliation of real estate
     -----------------------------

                                                                               For the years ended December 31,
                                                                           1996             1995             1994
                                                                       ------------     ------------     ------------
Balance at beginning of period                                         $183,526,081     $181,960,413     $179,101,252
Improvements and acquisitions during period                               3,699,917        1,962,413        3,041,641
Deletions during period                                                  (5,794,007)        (396,745)        (182,480)
                                                                       ------------     ------------     ------------
Balance at end of period                                               $181,431,991     $183,526,081     $181,960,413
                                                                       ============     ============     ============


     Reconciliation of accumulated depreciation
     ------------------------------------------

                                                                               For the years ended December 31,
                                                                           1996             1995             1994
                                                                       ------------     ------------     ------------
Balance at beginning of period                                         $ 69,987,195     $ 64,566,221     $ 59,007,931
Depreciation expense for the period                                       5,546,213        5,749,135        5,679,409
Retirements                                                              (2,470,273)        (328,161)        (121,119)
                                                                       ------------     ------------     ------------
Balance at end of period                                               $ 73,063,135     $ 69,987,195     $ 64,566,221
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