Form 10-Q
period 1997-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1997-04-30
CIK 722833

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    March 31, 1997
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


          Class                           Outstanding at March 31, 1997
-------------------------               ----------------------------------
     (Not applicable)                             (Not applicable)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997



                                                                   Page
                                                                   ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1997
             and December 31, 1996  . . . . . . . . . . . . .       1

          Consolidated Statements of Operations - for
             the three months ended March 31, 1997
             and 1996 . . . . . . . . . . . . . . . . . . . .       2

          Consolidated Statements of Cash Flows - for
             the three months ended March 31, 1997
             and 1996 . . . . . . . . . . . . . . . . . . . .       3

          Notes to Consolidated Financial Statements  . . . .       4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . .       14

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       22

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       23

Signature     . . . . . . . . . . . . . . . . . . . . . . . .       24

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       25

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

               CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                        CONSOLIDATED BALANCE SHEETS

                                 ASSETS


                                                                                                 March 31,    December 31,
                                                                                                   1997          1996
                                                                                               ------------   ------------
                                                                                                (Unaudited)
Investments in partnerships                                                                    $ 24,454,595   $ 24,383,751
Cash and cash equivalents                                                                         3,988,164      3,942,254
Acquisition fees, principally paid to related parties, net of accumulated amortization of $441,577 and $475,794,
  respectively                                                                                      563,668        572,045
Property purchase costs, net of accumulated amortization of
  $404,880 and $425,423, respectively                                                               542,816        550,713
Other assets                                                                                         85,919         78,199
                                                                                               ------------   ------------
      Total assets                                                                             $ 29,635,162   $ 29,526,962
                                                                                               ============   ============

                         LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships, net of unamortized discount on purchase money notes of $7,393,327 and $8,394,548,
  respectively                                                                                 $ 18,454,113   $ 19,552,892
Accrued interest payable                                                                         41,126,969     43,663,393
Consulting fees payable to related parties                                                           42,500         42,500
Accounts payable and accrued expenses                                                                87,697         94,221
                                                                                               ------------   ------------
      Total liabilities                                                                          59,711,279     63,353,006
                                                                                               ------------   ------------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid-in:
    General Partners                                                                                  2,000          2,000
    Limited Partners                                                                             60,001,500     60,001,500
                                                                                               ------------   ------------
                                                                                                 60,003,500     60,003,500
  Less:
    Accumulated distributions to partners                                                        (2,288,681)    (2,288,681)
    Offering costs                                                                               (6,156,933)    (6,156,933)
    Accumulated losses                                                                          (81,634,003)   (85,383,930)
                                                                                               ------------   ------------
      Total partners' deficit                                                                   (30,076,117)   (33,826,044)
                                                                                               ------------   ------------
      Total liabilities and partners' deficit                                                  $ 29,635,162   $ 29,526,962
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                       CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (Unaudited)

                                                                                                For the three months ended
                                                                                                          March 31,
                                                                                               ----------------------------
                                                                                                   1997           1996
                                                                                               ------------   ------------
Share of income from partnerships                                                              $    351,087   $  4,791,987
                                                                                               ------------   ------------
Other revenue and expenses:
 Revenue:
    Interest and other income                                                                        50,069         45,990
                                                                                               ------------   ------------
 Expenses:
    Interest                                                                                      1,970,410      2,108,633
    Management fee                                                                                   75,000         75,000
    General and administrative                                                                       39,412         43,199
    Professional fees                                                                                23,988         26,892
    Amortization                                                                                     16,274         16,866
                                                                                               ------------   ------------
                                                                                                  2,125,084      2,270,590
                                                                                               ------------   ------------
       Total other revenue and expenses                                                          (2,075,015)    (2,224,600)
                                                                                               ------------   ------------
(Loss) income  before gain on disposition of investment in partnership                           (1,723,928)     2,567,387

Gain on disposition of investment in partnership                                                         --      2,043,167
                                                                                               ------------   ------------
(Loss) income before extraordinary gain from extinguishment of debt                              (1,723,928)     4,610,554

Extraordinary gain from extinguishment of debt                                                    5,473,855      3,015,210
                                                                                               ------------   ------------
Net income                                                                                        3,749,927      7,625,764

Accumulated losses, beginning of period                                                         (85,383,930)   (88,135,491)
                                                                                               ------------   ------------
Accumulated losses, end of period                                                              $(81,634,003)  $(80,509,727)
                                                                                               ============   ============
Income allocated to General Partners (1.51%)                                                   $     56,624   $    115,149
                                                                                               ============   ============
Income allocated to Initial and Special Limited Partners (1.49%)                               $     55,874   $    113,624
                                                                                               ============   ============
Income allocated to Additional Limited Partners (97%)                                          $  3,637,429   $  7,396,991
                                                                                               ============   ============
Income per unit of Additional Limited Partnership Interest based
  on 60,000 units outstanding                                                                  $      60.62   $     123.28
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                      CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (Unaudited)


                                                                                               For the three months ended
                                                                                                        March 31,
                                                                                              ----------------------------
                                                                                                  1997            1996
                                                                                              ------------    ------------
Cash flows from operating activities:
  Net income                                                                                  $  3,749,927    $  7,625,764

  Adjustments to reconcile net income to net cash used in
    operating activities:
    Share of income from partnerships                                                             (351,087)     (4,791,987)
    Amortization of deferred costs                                                                  16,274          16,866
    Amortization of discount on purchase money notes                                             1,001,221         929,070
    Gain on disposition of investment in partnership                                                    --      (2,043,167)
    Extraordinary gain on extinguishment of debt                                                (5,473,855)     (3,015,210)
    Payment of purchase money note interest                                                       (131,758)       (127,145)

    Changes in assets and liabilities:
      Increase in other assets                                                                      (7,720)       (213,122)
      Increase in accrued interest payable                                                         969,189       1,179,564
      (Decrease) increase in accounts payable and accrued expenses                                  (6,524)         87,354
                                                                                              ------------    ------------
        Net cash used in operating activities                                                     (234,333)       (352,013)
                                                                                              ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                       280,243       8,537,442
  Proceeds from disposition of investment in partnership                                                --       3,292,471
                                                                                              ------------    ------------
    Net cash provided by investing activities                                                      280,243      11,829,913
                                                                                              ------------    ------------
Cash flows from financing activities:
  Pay-off of purchase money notes and related interest                                                  --     (10,961,076)
                                                                                              ------------    ------------
    Net cash used in financing activities                                                               --     (10,961,076)
                                                                                              ------------    ------------

Net increase in cash and cash equivalents                                                           45,910         516,824

Cash and cash equivalents, beginning of period                                                   3,942,254       2,897,013
                                                                                              ------------    ------------
Cash and cash equivalents, end of period                                                      $  3,988,164    $  3,413,837
                                                                                              ============    ============


                       The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of March 31, 1997 and December 31, 1996, and its consolidated results of operations for the three months ended March 31, 1997 and 1996 and its consolidated cash flows for the three months ended March 31, 1997 and 1996.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Managing General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended
December 31, 1996.

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2.   INVESTMENTS IN PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $25,727,896 (exclusive of unamortized discount on purchase money notes of $7,393,327) plus accrued interest of $41,092,993 as of March 31, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,726,070 and $2,100,000 matured on January 1, 1996 and May 1, 1996, respectively, as discussed below. Purchase money notes having a principal balance of $1,365,000 and $1,700,000 mature on July 1, 1997 and December 31, 1997, respectively, as discussed below. The remaining purchase money notes mature from 1998 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1997 and 1996 was $1,970,410 and $2,108,633, respectively.  Amortization of the imputed interest on purchase money notes

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

increased interest expense during the three months ended March 31, 1997 by $1,001,221 and $929,070, respectively. The accrued interest on the purchase money notes of $41,092,993 and $43,629,417 as of March 31, 1997 and December 31, 1996, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

     As of March 31, 1997 and December 31, 1996, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

     Purchase money notes, plus accrued interest, relating to the following properties matured in 1996:


     Property                 Principal Amount       Maturity Date
     --------                 ----------------       -------------
     Briar Crest I            $       525,050        January 1, 1996(A)
     Briar Crest II                   415,920        January 1, 1996(A)
     Briar Hills                      458,100        January 1, 1996(A)
     Indian Hills                     327,000        January 1, 1996(B)
     Park Heights Tower             2,135,000        January 1, 1996(C)
     Village Squire I & II          3,660,000        March 1, 1996(D)
     Village Squire III             2,440,000        March 1, 1996(D)
     Cedar Valley                   2,100,000        May 1, 1996(E)


     (A) The Partnership defaulted on its purchase money notes relating to Briar Crest I, Briar Crest II and Briar Hills on January 1, 1996 when the notes matured and were not paid. The default amounts included principal and accrued interest as follows:

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                       Accrued Interest        Accrued Interest
          Property                 Principal           January 1, 1996          March 31, 1997
          --------                 ---------           ----------------        ----------------
          Briar Crest I            $  525,050             $  746,672               $  832,634
          Briar Crest II              415,920                574,963                  643,580
          Briar Hills                 458,100                683,564                  759,010
                                   ----------             ----------               ----------
                                   $1,399,070             $2,005,199               $2,235,224
                                   ==========             ==========               ==========


          On April 1, 1997, the Partnership and the purchase money note holders entered agreements extending the purchase money note maturity dates until January 1, 2002. In connection with the terms of the extension agreements, on April 10, 1997, the Partnership made principal payments of $55,000, $54,800 and $55,000 relating to the purchase money notes of Briar Crest I, Briar Crest II and Briar Hills, respectively. Additionally, the Partnership paid $30,243, $34,391 and $36,380 to reimburse the purchase money note holders and related entities for Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) processing and legal fees previously incurred on behalf of Briar Crest I, Briar Crest II and Briar Hills, respectively. The LIHPRHA program is discussed further below. Pursuant to the extension agreements, the Partnership will pay up to 70% of all annual cash flow distributions received from the related Local Partnerships to the purchase money note holders. The Partnership did not receive any cash flow distributions from the related Local Partnerships for the three months ended March 31, 1997 and 1996, respectively.

     (B) The Partnership defaulted on its purchase money notes relating to Indian Hills Townhouses, Limited (Indian Hills) on January 1, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $327,000 and $477,973, respectively. As of April 30, 1997, principal and interest totalling $327,000 and $537,083, respectively, were due. The Managing General Partner has proposed a five year extension of the purchase money notes relating to Indian Hills. No agreement has been reached, and there is no assurance that an agreement will be reached. As such, there is no assurance that the Partnership will be able to retain its interest in Indian Hills. The purchase money notes relating to Indian Hills are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. As of March 31, 1997, the carrying amount of the Partnership's investment in Indian Hills exceeds the amount of nonrecourse indebtedness. Should the Partnership be unable to retain its interest in Indian Hills, the Partnership's exposure to loss is limited to this excess, which at March 31, 1997, was approximately $800,000. Additionally, should the Partnership be unable to retain its interest in Indian Hills, the Partnership's investments in partnerships would be reduced by the Partnership's basis in Indian Hills, which as of March 31, 1997, was approximately 7% of the total investments in partnerships.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     (C) On January 5, 1994 the local general partners of Park Heights filed a notice of intent to participate under the LIHPRHA program. On February 2, 1996, the local general partners of Park Heights sold the property to a non-profit entity. The sale of the property generated net proceeds to the Partnership of approximately $1.27 million. The proceeds were net of $2.135 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of approximately $5.1 million, of which approximately $3 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $7.1 million. On April 30, 1996, the Partnership distributed $579,000 (or $9.65 per Additional Limited Partner unit) to the Additional Limited Partners. The Managing General Partner is retaining all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the outstanding purchase money notes relating to other Local Partnerships. The General Partner and/or its affiliates earned net fees of $117,028 for its services relating to the sale of the property. As of April 25, 1997, $42,500 of these fees have not been paid.

     (D) On March 1, 1996, the local general partner of Village Squire I & II and Village Squire III refinanced the loans secured by first mortgages on the respective properties. On March 1, 1996, proceeds provided to the Partnership from the refinancings, along with approximately $560,000 of existing Partnership cash resources, were used to pay off the related purchase money note obligations. This advance was subsequently repaid by the Local Partnership during 1996. The refinancing proceeds received by the Partnership exceeded the Partnership's investment in the respective Local Partnerships by approximately $4.1 million, and is included in share of income from partnerships in the consolidated statements of operations.

     (E) The Partnership defaulted on its purchase money notes relating to Cedar Valley on May 1, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,166,710, respectively. On May 2, 1996, the noteholders demanded payment on the purchase money notes. The Managing General Partner began negotiations with the noteholders to extend the purchase money notes until 1998. The noteholders rejected this offer and the parties agreed to extend the purchase money notes until January 1997. On January 16, 1997, the purchase money noteholders foreclosed on the Partnership's interest in Cedar Valley. As a result of the foreclosure on the Partnership's interest in Cedar Valley, the purchase money noteholders assumed ownership of the Partnership's interest in the Local Partnership. The Partnership's loss of ownership interest in Cedar Valley did not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in Cedar Valley. The Partnership's investment in Cedar Valley had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Cedar Valley were fully amortized as of

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

          December 31, 1996, in order to record the investment at its net realizable value. The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in Cedar Valley resulted in a net financial statement gain of approximately $5.5 million during 1997. The federal tax gain is estimated to be approximately $5.8 million.

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
                                -----------
                                $ 3,065,000
                                ===========


     In September 1994, the Partnership modified purchase money notes totaling $1,365,000 relating to Bartley Manor, Village Square and Village Green. In accordance with the modification agreement, the Partnership paid an aggregate of $100,000 in accrued interest, and the maturity dates for the notes were extended from February 1994 to July 1, 1997. On April 17, 1997, the Managing General Partner reached an agreement in principle with one of the purchase money note holders to extend the purchase money notes until October 1, 1999. This agreement in principle is subject to the consent of the remaining purchase money note holders. There is no assurance that a final agreement will be reached with the purchase money note holders. The Managing General Partner anticipates negotiating with the purchase money note holders of Winchester Gardens as well, for a five year extension on the related purchase money notes. There is no assurance that an agreement will be reached. Due to the uncertainty of a satisfactory resolution with the purchase money noteholders related to the above Local Partnerships, there is no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in Bartley Manor, Village Green, Village Square and Winchester Gardens does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnerships not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which as of

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

March 31, 1997, was approximately 8% of the total investment in Local Partnerships.

     The Rolling Green at Milford (Rolling Green) property received a mortgage loan increase from its lender in June 1996 to pay for replacing the roof, which suffered extensive damage caused by microorganisms. The property remained approximately 97% leased during the roof work, which was completed during 1996. The Managing General Partner is currently negotiating a fifteen year extension on the purchase money notes related to Rolling Green. The purchase money notes, which aggregate a principal amount of $2,250,000, are due to mature on August 31, 1998. In connection with the proposed extension of the purchase money notes, the Managing General Partner and the purchase money note holders are jointly exploring various options to prepay the MHFA and HUD Section 236 interest rate subsidy loan, in order to maximize the cash flows from this property. There is no assurance that the noteholders will agree to a fifteen-year extension on the purchase money notes, or that a prepayment of the loan will be made.

     In September 1995, HUD sold the mortgage of Walden Apartments to a new mortgagee. As a result, Walden Apartments is no longer subject to HUD regulatory requirements. On September 13, 1996, the local managing general partner of Walden Apartments received an offer from a third party to purchase the property. The local managing general partner rejected this offer due to the fact that it did not meet the criteria as set forth by the Managing General Partner. Thereafter, the local managing general partner received an improved offer, and a purchase agreement was signed effective February 17, 1997. The potential buyer commenced its due diligence review, which was to expire on April 18, 1997. The due diligence review period was subsequently extended for seven days, thereby expiring on April 25, 1997. Deposits made by the potential buyer totalling $200,000 became non-refundable at the expiration of the due diligence period, provided that Walden Apartments fulfills certain terms as set forth in the purchase agreement. There is no assurance that a sale of Walden Apartments will occur as the closing of the sale is contingent upon the satisfactory fulfillment of certain terms as set forth in the purchase agreement.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3)of the National Housing Act, as amended. LIHPRHA, which provided property owners with restricted opportunities to sell low income housing, ended effective September 30, 1996. However, HUD received approximately $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. Continued funding of the LIHPRHA program after fiscal year 1997 is uncertain. There is no assurance that a sale of any properties that previously qualified under the LIHPRHA program will occur.

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

     With the ending of the LIHPRHA program and with the uncertainty surrounding renewals of expiring Section 8 HAP contracts, the Managing General Partner is developing new strategies to deal with the ever changing environment of affordable housing policy. Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgages may be eligible for pre-payment of the mortgage. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are a few lenders that will provide financing either to prepay the existing mortgage or provide additional funds to allow the property to convert to market rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop a strategy that makes economic sense for all parties involved.

     The following are combined statements of operations for the thirty-three and thirty-four Local Partnerships in which the Partnership has invested as of March 31, 1997 and 1996, respectively. The 1996 statements contain information on the Park Heights property through the date of sale. Additionally, the 1997 statements contain information on the Cedar Valley property through the date of foreclosure. These statements are compiled from information supplied by the management agents of the projects and are unaudited.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                          For the three months ended
                                                   March 31,
                                         ----------------------------
                                             1997            1996
                                         ------------    ------------
Revenue:
  Rental revenue                         $  8,236,346    $  8,168,032
  Other                                       358,049         420,034
                                         ------------    ------------
                                            8,594,395       8,588,066
                                         ------------    ------------
Expenses:
  Operating                                 5,144,352       5,071,675
  Interest                                  1,877,404       1,768,021
  Depreciation and amortization             1,370,097       1,410,313
                                         ------------    ------------
                                            8,391,853       8,250,009
                                         ------------    ------------
Net income                               $    202,542    $    338,057
                                         ============    ============

     As of March 31, 1997 and December 31, 1996, the Partnership's share of cumulative losses to date for eleven of the thirty-three and thirty-four Local Partnerships, respectively, exceeds the amount of the Partnership's investments in these Local Partnerships by $12,178,288 and $12,026,985, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

      In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $24,622 and $35,054 for the three months ended March 31, 1997 and 1996, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statement of operations as general and administrative expenses. Additionally, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000, for each of the three-month periods ended March 31, 1997 and 1996.

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

partners. The Managing General Partner and/or its affiliates earned net fees for services relating to the sale of Park Heights of $117,028 on February 2, 1996. As of April 25, 1997, $42,500 of these fees have not been paid.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.   CONTINGENCIES - Continued

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of April 25, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with cash resources of $3,988,164 (or approximately $64.48 per Additional Limited Partner unit) and $3,942,254 (or approximately $63.73 per Additional Limited Partner unit) as of March 31, 1997 and December 31, 1996, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of April 25, 1997, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $25,727,896 (exclusive of unamortized discount on purchase money notes of $7,393,327) plus accrued interest of $41,092,993 as of March 31, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,726,070 and $2,100,000 matured on January 1, 1996 and May 1, 1996, respectively, as discussed below. Purchase money notes having a principal balance of $1,365,000 and $1,700,000 mature on July 1, 1997 and December 31, 1997, respectively, as discussed below. The remaining purchase money notes mature from 1998 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     As of March 31, 1997 and December 31, 1996, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

     Purchase money notes, plus accrued interest, relating to the following properties matured in 1996:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     Property                 Principal Amount       Maturity Date
     --------                 ----------------       -------------
     Briar Crest I            $       525,050        January 1, 1996(A)
     Briar Crest II                   415,920        January 1, 1996(A)
     Briar Hills                      458,100        January 1, 1996(A)
     Indian Hills                     327,000        January 1, 1996(B)
     Park Heights Tower             2,135,000        January 1, 1996(C)
     Village Squire I & II          3,660,000        March 1, 1996(D)
     Village Squire III             2,440,000        March 1, 1996(D)
     Cedar Valley                   2,100,000        May 1, 1996(E)


     (A) The Partnership defaulted on its purchase money notes relating to Briar Crest I, Briar Crest II and Briar Hills on January 1, 1996 when the notes matured and were not paid. The default amounts included principal and accrued interest as follows:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                      Accrued Interest          Accrued Interest
          Property                Principal           January 1, 1996            March 31, 1997
          --------                ---------           ----------------          ----------------
          Briar Crest I           $  525,050             $  746,672                 $  832,634
          Briar Crest II             415,920                574,963                    643,580
          Briar Hills                458,100                683,564                    759,010
                                  ----------             ----------                 ----------
                                  $1,399,070             $2,005,199                 $2,235,224
                                  ==========             ==========                 ==========


          On April 1, 1997, the Partnership and the purchase money note holders entered agreements extending the purchase money note maturity dates until January 1, 2002. In connection with the terms of the extension agreements, on April 10, 1997, the Partnership made principal payments of $55,000, $54,800 and $55,000 relating to the purchase money notes of Briar Crest I, Briar Crest II and Briar Hills, respectively. Additionally, the Partnership paid $30,243, $34,391 and $36,380 to reimburse the purchase money note holders and related entities for Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) processing and legal fees previously incurred on behalf of Briar Crest I, Briar Crest II and Briar Hills, respectively. The LIHPRHA program is discussed further below. Pursuant to the extension agreements, the Partnership will pay up to 70% of all annual cash flow distributions received from the related Local Partnerships to the purchase money note holders. The Partnership did not receive any cash flow distributions from the related Local Partnerships for the three months ended March 31, 1997 and 1996, respectively.

     (B) The Partnership defaulted on its purchase money notes relating to Indian Hills Townhouses, Limited (Indian Hills) on January 1, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $327,000 and $477,973, respectively. As of April 30, 1997, principal and interest totalling $327,000 and $537,083, respectively, were due. The Managing General Partner has proposed a five year extension of the purchase money notes relating to Indian Hills. No agreement has been reached, and there is no assurance that an agreement will be reached. As such, there is no assurance that the Partnership will be able to retain its interest in Indian Hills. The purchase money notes relating to Indian Hills are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. As of March 31, 1997, the carrying amount of the Partnership's investment in Indian Hills exceeds the amount of nonrecourse indebtedness. Should the Partnership be unable to retain its interest in Indian Hills, the Partnership's exposure to loss is limited to this excess, which at March 31, 1997, was approximately $800,000. Additionally, should the Partnership be unable to retain its interest in Indian Hills, the Partnership's investments in partnerships would be reduced by the Partnership's basis in Indian Hills, which as of March 31, 1997, was approximately 7% of the total investments in partnerships.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     (C) On January 5, 1994 the local general partners of Park Heights filed a notice of intent to participate under the LIHPRHA program. On February 2, 1996, the local general partners of Park Heights sold the property to a non-profit entity. The sale of the property generated net proceeds to the Partnership of approximately $1.27 million. The proceeds were net of $2.135 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of approximately $5.1 million, of which approximately $3 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $7.1 million. On April 30, 1996, the Partnership distributed $579,000 (or $9.65 per Additional Limited Partner unit) to the Additional Limited Partners. The Managing General Partner is retaining all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the outstanding purchase money notes relating to other Local Partnerships. The General Partner and/or its affiliates earned net fees of $117,028 for its services relating to the sale of the property. As of April 25, 1997, $42,500 of these fees have not been paid.

     (D) On March 1, 1996, the local general partner of Village Squire I & II and Village Squire III refinanced the loans secured by first mortgages on the respective properties. On March 1, 1996, proceeds provided to the Partnership from the refinancings, along with approximately $560,000 of existing Partnership cash resources, were used to pay off the related purchase money note obligations. This advance was subsequently repaid by the Local Partnership during 1996. The refinancing proceeds received by the Partnership exceeded the Partnership's investment in the respective Local Partnerships by approximately $4.1 million, and is included in share of income from partnerships in the consolidated statements of operations.

     (E) The Partnership defaulted on its purchase money notes relating to Cedar Valley on May 1, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,166,710, respectively. On May 2, 1996, the noteholders demanded payment on the purchase money notes. The Managing General Partner began negotiations with the noteholders to extend the purchase money notes until 1998. The noteholders rejected this offer and the parties agreed to extend the purchase money notes until January 1997. On January 16, 1997, the purchase money noteholders foreclosed on the Partnership's interest in Cedar Valley. As a result of the foreclosure on the Partnership's interest in Cedar Valley, the purchase money noteholders assumed ownership of the Partnership's interest in the Local Partnership. The Partnership's loss of ownership interest in Cedar Valley did not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in Cedar Valley. The Partnership's investment in Cedar Valley had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Cedar Valley were fully amortized as of December 31, 1996, in order to record the investment at its net

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

          realizable value. The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in Cedar Valley resulted in a net financial statement gain of approximately $5.5 million during 1997. The federal tax gain is estimated to be approximately $5.8 million.

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
                                -----------
                                $ 3,065,000
                                ===========


     In September 1994, the Partnership modified purchase money notes totaling $1,365,000 relating to Bartley Manor, Village Square and Village Green. In accordance with the modification agreement, the Partnership paid an aggregate of $100,000 in accrued interest, and the maturity dates for the notes were extended from February 1994 to July 1, 1997. On April 17, 1997, the Managing General Partner reached an agreement in principle with one of the purchase money note holders to extend the purchase money notes until October 1, 1999. This agreement in principle is subject to the consent of the remaining purchase money note holders. There is no assurance that a final agreement will be reached with the purchase money note holders. The Managing General Partner anticipates negotiating with the purchase money note holders of Winchester Gardens as well, for a five year extension on the related purchase money notes. There is no assurance that an agreement will be reached. Due to the uncertainty of a satisfactory resolution with the purchase money noteholders related to the above Local Partnerships, there is no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in Bartley Manor, Village Green, Village Square and Winchester Gardens does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnerships not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which as of March 31, 1997, was approximately 8% of the total investment in Local Partnerships.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1997, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended March 31, 1997 decreased from the corresponding period in 1996 primarily as a result of a decrease in share of income from partnerships principally due to the receipt of refinancing proceeds during 1996 from Village Squire I & II and Village Squire III mortgages which were in excess of the Partnership's investments in the respective Local Partnerships, as discussed above. Contributing to the decrease in the Partnership's net income was the gain on disposition of the Partnership's investment in Park Heights during 1996, as discussed above. Partially offsetting the decrease in the Partnership's net income was an increase in extraordinary gain from extinguishment of debt related to the Cedar Valley foreclosure, and a decrease in interest expense due to the pay-off of the Village Squire I & II, Village Squire III and Park Heights purchase money notes during 1996, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment. As a result, the Partnership's recognized income for the three months ended March 31, 1997 did not include losses of $151,303, compared to excluded losses of $205,863 for the three months ended March 31, 1996.

     The Rolling Green at Milford (Rolling Green) property received a mortgage loan increase from its lender in June 1996 to pay for replacing the roof, which suffered extensive damage caused by microorganisms. The property remained approximately 97% leased during the roof work, which was completed during 1996. The Managing General Partner is currently negotiating a fifteen year extension on the purchase money notes related to Rolling Green. The purchase money notes, which aggregate a principal amount of $2,250,000, are due to mature on August 31, 1998. In connection with the proposed extension of the purchase money notes, the Managing General Partner and the purchase money note holders are jointly exploring various options to prepay the MHFA and HUD Section 236 interest rate subsidy loan, in order to maximize the cash flows from this property. There is no assurance that the noteholders will agree to a fifteen-year extension on the purchase money notes, or that a prepayment of the loan will be made.

     In September 1995, HUD sold the mortgage of Walden Apartments to a new mortgagee. As a result, Walden Apartments is no longer subject to HUD regulatory requirements. On September 13, 1996, the local managing general partner of Walden Apartments received an offer from a third party to purchase the property. The local managing general partner rejected this offer due to the fact that it did not meet the criteria as set forth by the Managing General Partner. Thereafter, the local managing general partner received an improved offer, and a purchase agreement was signed effective February 17, 1997. The potential buyer commenced its due diligence review, which was to expire on April 18, 1997. The due diligence review period was subsequently extended for seven days, thereby expiring on April 25, 1997. Deposits made by the potential buyer

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

totalling $200,000 became non-refundable at the expiration of the due diligence period, provided that Walden Apartments fulfills certain terms as set forth in the purchase agreement. There is no assurance that a sale of Walden Apartments will occur as the closing of the sale is contingent upon the satisfactory fulfillment of certain terms as set forth in the purchase agreement.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3)of the National Housing Act, as amended. LIHPRHA, which provided property owners with restricted opportunities to sell low income housing, ended effective September 30, 1996. However, HUD received approximately $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. Continued funding of the LIHPRHA program after fiscal year 1997 is uncertain. There is no assurance that a sale of any properties that previously qualified under the LIHPRHA program will occur.

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

     With the ending of the LIHPRHA program and with the uncertainty surrounding renewals of expiring Section 8 HAP contracts, the Managing General Partner is developing new strategies to deal with the ever changing environment of

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

affordable housing policy. Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgages may be eligible for pre-payment of the mortgage. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are a few lenders that will provide financing either to prepay the existing mortgage or provide additional funds to allow the property to convert to market rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop a strategy that makes economic sense for all parties involved.

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

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of April 25, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money notes relating to Indian Hills Townhouses, Limited (Indian Hills) on January 1, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $327,000 and $477,973, respectively. As of April 30, 1997, principal and interest totalling $327,000 and $537,083, respectively, were due. The Managing General Partner has proposed a five year extension of the purchase money notes relating to Indian Hills. No agreement has been reached, and there is no assurance that an agreement will be reached. As such, there is no assurance that the Partnership will be able to retain its interest in Indian Hills. The purchase money notes relating to Indian Hills are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. As of March 31, 1997, the carrying amount of the Partnership's investment in Indian Hills exceeds the amount of nonrecourse indebtedness. Should the Partnership be unable to retain its interest in Indian Hills, the Partnerships exposure to loss is limited to this excess, which at March 31, 1997, was approximately $800,000. Additionally, should the Partnership be unable to retain its interest in Indian Hills, the Partnership's investments in partnerships would be reduced by the Partnership's basis in Indian Hills, which as of March 31, 1997, was approximately 7% of the total investments in partnerships.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1997.

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

                              CAPITAL REALTY INVESTORS-III
                                   LIMITED PARTNERSHIP
                                       (Registrant)


                              By:  C.R.I., Inc.
                                   Managing General Partner


April 30, 1997                By:  /s/ Susan R. Campbell
-----------------------            ------------------------------
Date                               Susan R. Campbell
                                   Senior Vice President


                                   Signing on behalf of the
                                     Registrant and as Acting
                                     Chief Accounting Officer,
                                     Principal Financial and
                                     Principal Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically