Form 10-Q
period 1997-06-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1997-07-22
CIK 722833

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1997
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


          Class                           Outstanding at June 30, 1997
-------------------------               ----------------------------------
     (Not applicable)                             (Not applicable)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997



                                                                   Page
                                                                   ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1997
             and December 31, 1996  . . . . . . . . . . . . .       1

          Consolidated Statements of Operations - for
             the three and six months ended June 30, 1997
             and 1996 . . . . . . . . . . . . . . . . . . . .       2

          Consolidated Statements of Cash Flows - for
             the six months ended June 30, 1997
             and 1996 . . . . . . . . . . . . . . . . . . . .       3

          Notes to Consolidated Financial Statements  . . . .       4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . .       15

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       24

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       24

Signature     . . . . . . . . . . . . . . . . . . . . . . . .       25

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       26

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                   CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                   June 30,      December 31,
                                                                                                     1997           1996
                                                                                                 ------------    ------------
                                                                                                  (Unaudited)
Investments in partnerships                                                                      $ 20,907,651    $ 24,383,751
Investment in partnership held for sale                                                             3,406,856              --
Cash and cash equivalents                                                                           4,199,996       3,942,254
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $434,532 and $475,794, respectively                                     535,891         572,045
Property purchase costs, net of accumulated amortization of
  $410,105 and $425,423, respectively                                                                 531,091         550,713
Other assets                                                                                           84,635          78,199
                                                                                                 ------------    ------------
      Total assets                                                                               $ 29,666,120    $ 29,526,962
                                                                                                 ============    ============

                      LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships, net of unamortized discount on
  purchase money notes of $6,718,092 and $8,394,548, respectively                                $ 18,964,548    $ 19,552,892
Accrued interest payable                                                                           42,003,020      43,663,393
Accounts payable and accrued expenses                                                                 108,508          94,221
Consulting fees payable to related parties                                                             42,500          42,500
                                                                                                 ------------    ------------
      Total liabilities                                                                            61,118,576      63,353,006
                                                                                                 ------------    ------------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid-in:
    General Partners                                                                                    2,000           2,000
    Limited Partners                                                                               60,001,500      60,001,500
                                                                                                 ------------    ------------
                                                                                                   60,003,500      60,003,500

  Less:
    Accumulated distributions to partners                                                          (2,288,681)     (2,288,681)
    Offering costs                                                                                 (6,156,933)     (6,156,933)
    Accumulated losses                                                                            (83,010,342)    (85,383,930)
                                                                                                 ------------    ------------
      Total partners' deficit                                                                     (31,452,456)    (33,826,044)
                                                                                                 ------------    ------------
      Total liabilities and partners' deficit                                                    $ 29,666,120    $ 29,526,962
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                                                 For the three months ended         For the six months ended
                                                                          June 30,                           June 30,
                                                                ----------------------------      ----------------------------
                                                                    1997            1996              1997            1996
                                                                ------------    ------------      ------------    ------------
Share of income from partnerships                               $    455,166    $    600,693      $    806,253    $  5,392,680
                                                                ------------    ------------      ------------    ------------
Other revenue and expenses:

 Revenue:
    Interest and other income                                         51,797          43,669           101,866          89,659
                                                                ------------    ------------      ------------    ------------
 Expenses:
    Interest                                                       1,629,961       1,862,629         3,600,371       3,971,262
    Management fee                                                    75,000          75,000           150,000         150,000
    General and administrative                                       138,394          44,372           177,806          87,571
    Professional fees                                                 23,673          26,349            47,661          53,241
    Amortization                                                      16,274          16,866            32,548          33,732
                                                                ------------    ------------      ------------    ------------
                                                                   1,883,302       2,025,216         4,008,386       4,295,806
                                                                ------------    ------------      ------------    ------------
       Total other revenue and expenses                           (1,831,505)     (1,981,547)       (3,906,520)     (4,206,147)
                                                                ------------    ------------      ------------    ------------
(Loss) income  before gain on disposition
  of investment in partnership                                    (1,376,339)     (1,380,854)       (3,100,267)      1,186,533
Gain on disposition of investment in partnership                          --              --                --       2,043,167
                                                                ------------    ------------      ------------    ------------
(Loss) income before extraordinary gain from
  extinguishment of debt                                          (1,376,339)     (1,380,854)       (3,100,267)      3,229,700
Extraordinary gain from extinguishment of debt                            --              --         5,473,855       3,015,210
                                                                ------------    ------------      ------------    ------------
Net (loss) income                                                 (1,376,339)     (1,380,854)        2,373,588       6,244,910
Accumulated losses, beginning of period                          (81,634,003)    (80,509,727)      (85,383,930)    (88,135,491)
                                                                ------------    ------------      ------------    ------------
Accumulated losses, end of period                               $(83,010,342)   $(81,890,581)     $(83,010,342)   $(81,890,581)
                                                                ============    ============      ============    ============
(Loss) income allocated to General Partners (1.51%)             $    (20,783)   $    (20,851)     $     35,841    $     94,298
                                                                ============    ============      ============    ============
(Loss) income allocated to Initial and Special Limited
  Partners (1.49%)                                              $    (20,507)   $    (20,575)     $     35,367    $     93,049
                                                                ============    ============      ============    ============
(Loss) income allocated to Additional Limited Partners (97%)    $ (1,335,049)   $ (1,339,428)     $  2,302,380    $  6,057,563
                                                                ============    ============      ============    ============
(Loss) income per unit of Additional Limited Partnership
  Interest based on 60,000 units outstanding                    $     (22.25)   $     (22.32)     $      38.37    $     100.96
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                     CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)


                                                                                                  For the six months ended
                                                                                                          June 30,
                                                                                                ----------------------------
                                                                                                    1997            1996
                                                                                                ------------    ------------
Cash flows from operating activities:
  Net income                                                                                    $  2,373,588    $  6,244,910

  Adjustments to reconcile net income to net cash used in
    operating activities:
    Share of income from partnerships                                                               (806,253)     (5,392,680)
    Amortization of deferred costs                                                                    32,548          33,732
    Amortization of discount on purchase money notes                                               1,676,456       1,776,214
    Gain on disposition of investment in partnership                                                      --      (5,058,377)
    Extraordinary gain on extinguishment of debt                                                  (5,473,855)             --
    Payment of purchase money note interest                                                         (210,433)     (2,975,593)

    Changes in assets and liabilities:
      (Increase) decrease in other assets                                                             (6,436)            428
      Increase in accrued interest payable                                                         1,923,915       2,195,050
      Increase in accounts payable and accrued expenses                                               14,287         109,745
                                                                                                ------------    ------------
        Net cash used in operating activities                                                       (476,183)     (3,066,571)
                                                                                                ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                         898,725       9,114,627
  Proceeds from disposition of investment in partnership                                                  --       3,292,471
                                                                                                ------------    ------------
    Net cash provided by investing activities                                                        898,725      12,407,098
                                                                                                ------------    ------------
Cash flows from financing activities:
  Pay-off of purchase money notes and related interest                                              (164,800)     (8,235,000)
  Distribution paid to additional limited partners                                                        --        (579,000)
                                                                                                ------------    ------------
    Net cash used in financing activities                                                           (164,800)     (8,814,000)
                                                                                                ------------    ------------

Net increase in cash and cash equivalents                                                            257,742         526,527

Cash and cash equivalents, beginning of period                                                     3,942,254       2,897,013
                                                                                                ------------    ------------
Cash and cash equivalents, end of period                                                        $  4,199,996    $  3,423,540
                                                                                                ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of June 30, 1997 and December 31, 1996, and its consolidated results of operations for the three and six months ended June 30, 1997 and 1996 and its consolidated cash flows for the six months ended June 30, 1997 and 1996.

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

2.   INVESTMENTS IN PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $25,563,096 (exclusive of unamortized discount on purchase money notes of $6,718,092) plus accrued interest of $41,969,044 as of June 30, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,726,070 and $2,100,000 matured on January 1, 1996 and May 1, 1996, respectively, as discussed below. Purchase money notes having a principal balance of $1,365,000 and $1,700,000 mature on July 1, 1997 and December 31, 1997, respectively, as discussed below. The remaining purchase money notes mature from 1998 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1997 was $1,629,961 and $3,600,371, respectively, and $1,862,629 and $3,971,262 for the three and six months ended June 30, 1996,

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three and six months ended June 30, 1997 by $675,235 and $1,676,456, respectively, and by $847,144 and $1,776,214 during the three and six months ended June 30, 1996, respectively. The accrued interest on the purchase money notes of $41,969,044 and $43,629,417 as of June 30, 1997 and December 31, 1996, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

     As of June 30, 1997 and December 31, 1996, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

     Purchase money notes relating to the following properties matured in 1996:


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


     (A) The Partnership defaulted on its purchase money notes relating to Briar Crest I, Briar Crest II and Briar Hills on January 1, 1996 when the notes matured and were not paid. On April 1, 1997, the Partnership and the purchase money note holders entered agreements extending the purchase money note maturity dates until January 1, 2002. In connection with the extension agreements, on April 10, 1997, the Partnership made principal payments of $55,000, $54,800 and $55,000 relating to the purchase money notes of Briar Crest I, Briar Crest II and Briar Hills, respectively. Additionally, the Partnership paid $30,243, $34,391 and $36,380 to reimburse the purchase money note holders and related entities for Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) processing and legal fees previously incurred on behalf of Briar Crest I, Briar Crest II and Briar Hills, respectively. The LIHPRHA program is discussed further below. Pursuant to the extension agreements, the Partnership will make interest payments on the purchase money notes from 70% of all annual cash flow distributions received from the related Local Partnerships to the purchase money note holders. The Partnership did not receive any cash flow distributions from the related Local Partnerships for the six months ended June 30, 1997 and 1996, respectively.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     (B) The Partnership defaulted on its purchase money notes relating to Indian Hills Townhouses, Limited (Indian Hills) on January 1, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $327,000 and $477,973, respectively. As of July 22, 1997, principal and interest totalling $327,000 and $547,236, respectively, were due. The Managing General Partner and the purchase money note holders have reached an agreement in principle to extend the purchase money notes for five years. As of July 22, 1997, the parties are drafting extension documents reflecting this agreement. There is no assurance that a final agreement will be made on these extension documents. As such, there is no assurance that the Partnership will be able to retain its interest in Indian Hills. The purchase money notes relating to Indian Hills are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. As of June 30, 1997, the carrying amount of the Partnership's investment in Indian Hills exceeds the amount of nonrecourse indebtedness. Should the Partnership be unable to retain its interest in Indian Hills, the Partnership's exposure to loss is limited to this excess, which at June 30, 1997, was approximately $789,000. Additionally, should the Partnership be unable to retain its interest in Indian Hills, the Partnership's investments in partnerships would be reduced by the Partnership's basis in Indian Hills, which as of June 30, 1997, was approximately 8% of the total investments in partnerships.

     (C) On January 5, 1994 the local general partners of Park Heights filed a notice of intent to participate under the LIHPRHA program. On February 2, 1996, the local general partners of Park Heights sold the property to a non-profit entity. The sale of the property generated net proceeds to the Partnership of approximately $1.27 million. The proceeds were net of $2.135 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of approximately $5.1 million, of which approximately $3 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $7.1 million. On April 30, 1996, the Partnership distributed $579,000 (or $9.65 per Additional Limited Partner unit) to the Additional Limited Partners. The Managing General Partner is retaining all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the outstanding purchase money notes relating to other Local Partnerships. The General Partner and/or its affiliates earned net fees of $117,028 for its services relating to the sale of the property. As of July 17, 1997, $42,500 of these fees have not been paid.

     (D) On March 1, 1996, the local general partner of Village Squire I & II and Village Squire III refinanced the loans secured by first mortgages on the respective properties. On March 1, 1996, proceeds provided to the Partnership from the refinancings, along with an advance of approximately $560,000 from existing Partnership cash resources, were used to pay off the related purchase money note obligations. This advance was subsequently repaid by the Local Partnership during 1996.

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

     In September 1994, the Partnership modified purchase money notes totaling $1,365,000 relating to Bartley Manor, Village Square and Village Green. In accordance with the modification agreement, the Partnership paid an aggregate of $100,000 in accrued interest, and the maturity dates for the notes were extended from February 1994 to July 1, 1997. On July 1, 1997, the Partnership defaulted on the purchase money notes relating to these Local Partnerships when the notes matured and were not paid. The default amounts included principal and accrued interest as follows:



                                    Principal        Accrued Interest
                  Property           Amount            July 1, 1997
                  --------          ---------        ----------------
                  Bartley Manor     $  700,000          $1,111,857
                  Village Green        275,000             439,120
                  Village Square       390,000             634,379


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     The Managing General Partner and the purchase money note holders have reached an agreement to extend the purchase money notes until October 1, 1999.

     Purchase money notes in the aggregate principal amount of $1.7 million relating to Winchester Gardens are due to mature December 31, 1997. The Managing General Partner anticipates negotiating with the purchase money note holders of Winchester Gardens for a five year extension on the related purchase money notes. There is no assurance that an agreement will be reached. Due to the uncertainty of a satisfactory resolution with the purchase money noteholders related to Winchester Gardens, there is no assurance that the Partnership will be able to retain its interest in this Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in this Local Partnership does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in Winchester Gardens not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     In September 1995, HUD sold the mortgage of New Fifth Lakewood Associates Limited Partnership (Walden Apartments) to a new mortgagee. As a result, Walden Apartments is no longer subject to HUD regulatory requirements. On September 13, 1996, the local managing general partner of Walden Apartments received an offer from a third party to purchase the property. The local managing general partner rejected this offer due to the fact that it did not meet the criteria recommended by the Managing General Partner. Thereafter, the local managing general partner received an improved offer, and a purchase agreement was signed effective February 17, 1997. On July 2, 1997, Walden Apartments sold the property, a 396-unit apartment complex located in Schaumberg, Illinois. The sale of the property generated net cash proceeds to the Partnership of approximately $4.6 million at closing. On July 9, 1997, the Partnership received $158,538 representing the release of funds held in security deposit and insurance accounts related to Fifth Lakewood. Additionally, on July 11, the Partnership received $431,437 representing the release of the property's real estate tax escrows. The Partnership anticipates that additional funds may be received related to the closing out of the property's remaining accounts. The proceeds received at and subsequent to closing are in excess of the Partnership's investment in the Local Partnership and will result in a net financial statement gain of approximately $1.8 million. The federal tax gain is estimated to be approximately $9 million.

     The Rolling Green at Milford (Rolling Green) property received a mortgage loan increase from its lender in June 1996 to pay for replacing the roof, which suffered extensive damage caused by microorganisms. The property remained approximately 97% leased during the roof work, which was completed during 1996. The Managing General Partner is currently negotiating an extension on the purchase money notes related to Rolling Green. The purchase money notes, which aggregate a principal amount of $2,250,000, are due to mature on August 31, 1998. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money note holders are jointly exploring various options to refinance the MHFA and HUD Section 236 interest rate subsidized mortgage loan related to

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

this property. There is no assurance that the noteholders will agree to an extension on the purchase money notes, or that a refinancing of the mortgage loan will be obtained.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to HAP contracts. In 1995 and 1996, HUD released its Reinvention Blueprint and a revision to its Reinvention Blueprint which contained proposals that have come to be known as "Mark-to-Market". Congress, HUD and the Clinton Administration continue to struggle with the Mark-to-Market initiative. This initiative was intended to deal with HUD's increasing burden of funding HAP contracts. Under the initiative, HUD would eliminate the project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. The initiative will impact those properties that have HAP contracts with shorter terms than that of the underlying property mortgage. For instance, some properties may have a 20-year HAP contract while the underlying mortgage has a 40-year term. In the interim, Congress has authorized one-year extensions for properties with HAP contracts expiring during the government's fiscal year 1997, which began October 1, 1996. In light of recent political scrutiny of appropriations for HUD programs, a one year extension of Section 8 HAP contracts expiring during the government's fiscal year 1998 is possible, however, such an extension as well as continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1998 is uncertain. The Section 8 HAP contracts for the following properties expire during the government's fiscal year 1998:

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                                                         Units
                                                                     Authorized for         Expiration of
                                               Number of            Rental Assistance         Section 8
       Property                               Rental Units           Under Section 8        HAP Contract
       --------                               ------------          -----------------       -------------
       Bartley Manor                               70                       69                 05/31/98
       Briar Crest I                               53                       53                 06/30/98
       Briar Crest II                              49                       49                 06/30/98
       Briar Hills                                 50                       33                 09/30/98
       Glen Agnes                                 149                      149                 01/27/98
       Greeley Manor                              128                      119                 10/31/97
       Highland Manor                             111                      111                 05/21/98
       Indian Hills                                40                       24                 09/30/98
       Meadow Lanes Apartments                    118                       24                 10/01/97
       Southmoor Townhouse                         40                        8                 08/31/98
       Tyee Apartments                            100                       56                 07/31/98
       Village Green                               36                       36                 06/30/98
       Village Square                              48                       48                 06/30/98
       Winchester Gardens Apartments              206                      202                 08/31/98
       Woodside Village                           180                      114                 09/30/98


     With the potential elimination of the HAP contracts, there is no assurance that these rental properties would be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service.

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

     The following are combined statements of operations for the thirty-three and thirty-four Local Partnerships in which the Partnership has invested as of June 30, 1997 and 1996, respectively. The 1996 statements contain information on the Park Heights property through the date of sale. Additionally, the 1997 statements contain information on the Cedar Valley property through the date of foreclosure. These statements are compiled from information supplied by the management agents of the projects and are unaudited.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                       COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                          For the three months ended        For the six months ended
                                                                   June 30,                          June 30,
                                                         ----------------------------     ----------------------------
                                                             1997            1996             1997            1996
                                                         ------------    ------------     ------------    ------------
Revenue:
  Rental revenue                                         $  8,196,123    $  8,361,649     $ 16,432,469    $ 16,529,681
  Other                                                       404,404         477,808          762,453         897,842
                                                         ------------    ------------     ------------    ------------
                                                            8,600,527       8,839,457       17,194,922      17,427,523
                                                         ------------    ------------     ------------    ------------
Expenses:
  Operating                                                 5,053,974       5,089,031       10,198,326      10,160,706
  Interest                                                  1,873,934       1,766,358        3,751,338       3,534,379
  Depreciation and amortization                             1,356,716       1,392,680        2,726,813       2,802,993
                                                         ------------    ------------     ------------    ------------
                                                            8,284,624       8,248,069       16,676,477      16,498,078
                                                         ------------    ------------     ------------    ------------
Net income                                               $    315,903    $    591,388     $    518,445    $    929,445
                                                         ============    ============     ============    ============


     As of June 30, 1997 and December 31, 1996, the Partnership's share of cumulative losses to date for eleven of the thirty-three and thirty-four Local Partnerships, respectively, exceeds the amount of the Partnership's investments in these Local Partnerships by $12,323,239 and $12,026,985, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

      In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $23,733 and $48,355 for the three and six months ended June 30, 1997, respectively, and $32,716 and $67,770 for the three and six months ended June 30, 1996, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statement of operations as general and administrative expenses. Additionally, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 and $150,000, for the three and six months ended June 30, 1997 and 1996, respectively.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   RELATED-PARTY TRANSACTIONS - Continued

property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates earned net fees for services relating to the sale of Park Heights of $117,028 on February 2, 1996. As of July 17, 1997, $42,500 of these fees have not been paid.

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

                                   (Unaudited)

4.   CONTINGENCIES - Continued

this Partnership and his interest will become that of a Special Limited Partner. As of July 17, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with cash resources of $4,199,996 (or approximately $67.90 per Additional Limited Partner unit) and $3,942,254 (or approximately $63.73 per Additional Limited Partner unit) as of June 30, 1997 and December 31, 1996, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of July 17, 1997, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $25,563,096 (exclusive of unamortized discount on purchase money notes of $6,718,092) plus accrued interest of $41,969,044 as of June 30, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,726,070 and $2,100,000 matured on January 1, 1996 and May 1, 1996, respectively, as discussed below. Purchase money notes having a principal balance of $1,365,000 and $1,700,000 mature on July 1, 1997 and December 31, 1997, respectively, as discussed below. The remaining purchase money notes mature from 1998 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     As of June 30, 1997 and December 31, 1996, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     Purchase money notes relating to the following properties matured in 1996:


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


     (A) The Partnership defaulted on its purchase money notes relating to Briar Crest I, Briar Crest II and Briar Hills on January 1, 1996 when the notes matured and were not paid. On April 1, 1997, the Partnership and the purchase money note holders entered agreements extending the purchase money note maturity dates until January 1, 2002. In connection with the extension agreements, on April 10, 1997, the Partnership made principal payments of $55,000, $54,800 and $55,000 relating to the purchase money notes of Briar Crest I, Briar Crest II and Briar Hills, respectively. Additionally, the Partnership paid $30,243, $34,391 and $36,380 to reimburse the purchase money note holders and related entities for Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) processing and legal fees previously incurred on behalf of Briar Crest I, Briar Crest II and Briar Hills, respectively. The LIHPRHA program is discussed further below. Pursuant to the extension agreements, the Partnership will make interest payments on the purchase money notes from 70% of all annual cash flow distributions received from the related Local Partnerships to the purchase money note holders. The Partnership did not receive any cash flow distributions from the related Local Partnerships for the six months ended June 30, 1997 and 1996, respectively.

     (B) The Partnership defaulted on its purchase money notes relating to Indian Hills Townhouses, Limited (Indian Hills) on January 1, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $327,000 and $477,973, respectively. As of July 22, 1997, principal and interest totalling $327,000 and $547,236, respectively, were due. The Managing General Partner and the purchase money note holders have reached an agreement in principle to extend the purchase money notes for five years. As of July 22, 1997, the parties are drafting extension documents reflecting this agreement. There is no assurance that a final agreement will be made on these extension documents. As such, there is no assurance that the Partnership will be able to retain its interest in Indian Hills. The purchase money notes relating to Indian Hills are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. As of June 30, 1997, the carrying amount of the Partnership's

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

          investment in Indian Hills exceeds the amount of nonrecourse indebtedness. Should the Partnership be unable to retain its interest in Indian Hills, the Partnership's exposure to loss is limited to this excess, which at June 30, 1997, was approximately $789,000. Additionally, should the Partnership be unable to retain its interest in Indian Hills, the Partnership's investments in partnerships would be reduced by the Partnership's basis in Indian Hills, which as of June 30, 1997, was approximately 8% of the total investments in partnerships.

     (C) On January 5, 1994 the local general partners of Park Heights filed a notice of intent to participate under the LIHPRHA program. On February 2, 1996, the local general partners of Park Heights sold the property to a non-profit entity. The sale of the property generated net proceeds to the Partnership of approximately $1.27 million. The proceeds were net of $2.135 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of approximately $5.1 million, of which approximately $3 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $7.1 million. On April 30, 1996, the Partnership distributed $579,000 (or $9.65 per Additional Limited Partner unit) to the Additional Limited Partners. The Managing General Partner is retaining all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the outstanding purchase money notes relating to other Local Partnerships. The General Partner and/or its affiliates earned net fees of $117,028 for its services relating to the sale of the property. As of July 17, 1997, $42,500 of these fees have not been paid.

     (D) On March 1, 1996, the local general partner of Village Squire I & II and Village Squire III refinanced the loans secured by first mortgages on the respective properties. On March 1, 1996, proceeds provided to the Partnership from the refinancings, along with an advance of approximately $560,000 from existing Partnership cash resources, were used to pay off the related purchase money note obligations. This advance was subsequently repaid by the Local Partnership during 1996. The refinancing proceeds received by the Partnership exceeded the Partnership's investment in the respective Local Partnerships by approximately $4.1 million, and is included in share of income from partnerships in the consolidated statements of operations.

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

     In September 1994, the Partnership modified purchase money notes totaling $1,365,000 relating to Bartley Manor, Village Square and Village Green. In accordance with the modification agreement, the Partnership paid an aggregate of $100,000 in accrued interest, and the maturity dates for the notes were extended from February 1994 to July 1, 1997. On July 1, 1997, the Partnership defaulted on the purchase money notes relating to these Local Partnerships when the notes matured and were not paid. The default amounts included principal and accrued interest as follows:




                                   Principal        Accrued Interest
                  Property          Amount            July 1, 1997
                  --------         ---------        ----------------
                  Bartley Manor    $  700,000          $1,111,857
                  Village Green       275,000             439,120
                  Village Square      390,000             634,379


     The Managing General Partner and the purchase money note holders have reached an agreement to extend the purchase money notes until October 1, 1999.

     Purchase money notes in the aggregate principal amount of $1.7 million relating to Winchester Gardens are due to mature December 31, 1997. The Managing General Partner anticipates negotiating with the purchase money note holders of Winchester Gardens for a five year extension on the related purchase money notes. There is no assurance that an agreement will be reached. Due to the uncertainty of a satisfactory resolution with the purchase money noteholders related to Winchester Gardens, there is no assurance that the Partnership will be able to retain its interest in this Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in this Local Partnership does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in Winchester Gardens not produce sufficient value to satisfy the related purchase

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     In September 1995, HUD sold the mortgage of New Fifth Lakewood Associates Limited Partnership (Walden Apartments) to a new mortgagee. As a result, Walden Apartments is no longer subject to HUD regulatory requirements. On September 13, 1996, the local managing general partner of Walden Apartments received an offer from a third party to purchase the property. The local managing general partner rejected this offer due to the fact that it did not meet the criteria as recommended by the Managing General Partner. Thereafter, the local managing general partner received an improved offer, and a purchase agreement was signed effective February 17, 1997. On July 2, 1997, Walden Apartments sold the property, a 396-unit apartment complex located in Schaumberg, Illinois. The sale of the property generated net cash proceeds to the Partnership of approximately $4.6 million at closing. On July 9, 1997, the Partnership received $158,538 representing the release of funds held in security deposit and insurance accounts related to Fifth Lakewood. Additionally, on July 11, the Partnership received $431,437 representing the release of the property's real estate tax escrows. The Partnership anticipates that additional funds may be received related to the closing out of the property's remaining accounts. The proceeds received at and subsequent to closing are in excess of the Partnership's investment in the Local Partnership and will result in a net financial statement gain of approximately $1.8 million. The federal tax gain is estimated to be approximately $9 million.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1997, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended June 30, 1997 decreased from the corresponding period in 1996 primarily due to decreased interest expense due to the amortization of imputed interest. Partially offsetting the decrease in the Partnership's net loss was a decrease in share of income from partnerships principally due to increased interest expense incurred by Village Squire I & II and Village Squire III during 1997 due to the refinancing of the mortgages relating to these properties during 1996. Also partially offsetting the decrease in Partnership's net loss was an increase in general and administrative expenses primarily due to LIHPRHA processing fees which were paid by the Partnership in connection with the extensions of the purchase money notes related to Briar Crest I, Briar Crest II and Briar Hills, as previously discussed.

     The Partnership's net income for the six months ended June 30, 1997 decreased from the corresponding period in 1996 primarily as a result of a decrease in share of income from partnerships principally due to the receipt of refinancing proceeds during 1996 from the Village Squire I & II and Village Squire III mortgages which were in excess of the Partnership's investments in the respective Local Partnerships, as discussed above. Contributing to the decrease in the Partnership's net income was the gain on disposition of the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Partnership's investment in Park Heights during 1996, as discussed above, and an increase in general and administrative expenses, as discussed above. Partially offsetting the decrease in the Partnership's net income was an increase in extraordinary gain from extinguishment of debt related to the Cedar Valley foreclosure, and a decrease in interest expense due to the amortization of imputed interest and due to the pay-off of the Village Squire I & II, Village Squire III and Park Heights purchase money notes during 1996, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment. As a result, the Partnership's recognized income for the three and six months ended June 30, 1997 did not include losses of $144,951 and $296,254, respectively, compared to excluded losses of $205,864 and $411,727 for the three and six months ended June 30, 1996, respectively.

     The Rolling Green at Milford (Rolling Green) property received a mortgage loan increase from its lender in June 1996 to pay for replacing the roof, which suffered extensive damage caused by microorganisms. The property remained approximately 97% leased during the roof work, which was completed during 1996. The Managing General Partner is currently negotiating an extension on the purchase money notes related to Rolling Green. The purchase money notes, which aggregate a principal amount of $2,250,000, are due to mature on August 31, 1998. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money note holders are jointly exploring various options to refinance the MHFA and HUD Section 236 interest rate subsidized mortgage loan related to this property. There is no assurance that the noteholders will agree to an extension on the purchase money notes, or that a refinancing of the mortgage loan will be obtained.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to HAP contracts. In 1995 and 1996, HUD released its Reinvention Blueprint and a revision to its Reinvention Blueprint which contained proposals that have come to be known as "Mark-to-Market". Congress, HUD and the Clinton Administration continue to struggle with the Mark-to-Market initiative. This initiative was intended to deal with HUD's increasing burden of funding HAP contracts. Under the initiative, HUD would eliminate the project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. The initiative will impact those properties that have HAP contracts with shorter terms than that of the underlying property mortgage. For instance, some properties may have a 20-year HAP contract while the underlying mortgage has a 40-year term. In the interim, Congress has authorized one-year extensions for properties with HAP contracts expiring during the government's fiscal year 1997, which began October 1, 1996. In light of recent political scrutiny of appropriations for HUD programs, a one year extension of Section 8 HAP contracts expiring during the government's fiscal year 1998 is possible, however, such an extension as well as continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1998 is uncertain. The Section 8 HAP contracts for the following properties expire during the government's fiscal year 1998:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                                         Units
                                                                     Authorized for         Expiration of
                                               Number of            Rental Assistance         Section 8
       Property                               Rental Units           Under Section 8        HAP Contract
       --------                               ------------          -----------------       -------------
       Bartley Manor                               70                       69                 05/31/98
       Briar Crest I                               53                       53                 06/30/98
       Briar Crest II                              49                       49                 06/30/98
       Briar Hills                                 50                       33                 09/30/98
       Glen Agnes                                 149                      149                 01/27/98
       Greeley Manor                              128                      119                 10/31/97
       Highland Manor                             111                      111                 05/21/98
       Indian Hills                                40                       24                 09/30/98
       Meadow Lanes Apartments                    118                       24                 10/01/97
       Southmoor Townhouse                         40                        8                 08/31/98
       Tyee Apartments                            100                       56                 07/31/98
       Village Green                               36                       36                 06/30/98
       Village Square                              48                       48                 06/30/98
       Winchester Gardens Apartments              206                      202                 08/31/98
       Woodside Village                           180                      114                 09/30/98


     With the potential elimination of the HAP contracts, there is no assurance that these rental properties would be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service.

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

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of July 17, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money notes relating to Indian Hills Townhouses, Limited (Indian Hills) on January 1, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $327,000 and $477,973, respectively. As of July 22, 1997, principal and interest totalling $327,000 and $547,236, respectively, were due. The Managing General Partner and the purchase money note holders have reached an agreement in principle to extend the purchase money notes for five years. As of July 22, 1997, the parties are drafting extension documents reflecting this agreement. There is no assurance that a final agreement will be made on these extension documents. As such, there is no assurance that the Partnership will be able to retain its interest in Indian Hills. The purchase money notes relating to Indian Hills are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. As of June 30, 1997, the carrying amount of the Partnership's investment in Indian Hills exceeds the amount of nonrecourse indebtedness. Should the Partnership be unable to retain its interest in Indian Hills, the Partnership's exposure to loss is limited to this excess, which at June 30, 1997, was approximately $789,000. Additionally, should the Partnership be unable to retain its interest in Indian Hills, the Partnership's investments in partnerships would be reduced by the Partnership's basis in Indian Hills, which as of June 30, 1997, was approximately 8% of the total investments in partnerships.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1997.

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

                              CAPITAL REALTY INVESTORS-III
                                   LIMITED PARTNERSHIP
                                       (Registrant)


                              By:  C.R.I., Inc.
                                   Managing General Partner


July 22, 1997                 By:
-----------------------            ------------------------------
Date                               Susan R. Campbell
                                   Executive Vice President and
                                     Chief Operating Officer


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