Form 10-Q
period 1997-09-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1997-10-28
CIK 722833

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1997
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
[X] Yes  [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                         Outstanding at September 30, 1997
-------------------------               ---------------------------------
     (Not applicable)                             (Not applicable)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                                                   Page
                                                                   ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1997
             and December 31, 1996  . . . . . . . . . . . . .       1

          Consolidated Statements of Operations - for
             the three and nine months ended September 30, 1997
             and 1996 . . . . . . . . . . . . . . . . . . . .       2

          Consolidated Statements of Cash Flows - for
             the nine months ended September 30, 1997
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                        CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                   CONSOLIDATED BALANCE SHEETS

                                             ASSETS

                                                                                          September 30,      December 31,
                                                                                              1997              1996
                                                                                          -------------      ------------
                                                                                           (Unaudited)
Investments in partnerships                                                               $ 21,568,988       $ 24,383,751
Cash and cash equivalents                                                                    9,168,420          3,942,254
Acquisition fees, principally paid to related parties, net of accumulated amortization of $442,619 and $475,794,
  respectively                                                                                 527,804            572,045
Property purchase costs, net of accumulated amortization of
  $412,107 and $425,423, respectively                                                          516,602            550,713
Other assets                                                                                   104,693             78,199
                                                                                          ------------       ------------
      Total assets                                                                        $ 31,886,507       $ 29,526,962
                                                                                          ============       ============

                               LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships, net of unamortized discount on purchase money notes of $5,879,864 and $8,394,548,
  respectively                                                                            $ 19,752,776       $ 19,552,892
Accrued interest payable                                                                    42,858,604         43,663,393
Distributions payable                                                                        1,199,800                 --
Accounts payable and accrued expenses                                                          110,769             94,221
Consulting fees payable to related parties                                                      42,500             42,500
                                                                                          ------------       ------------
      Total liabilities                                                                     63,964,449         63,353,006
                                                                                          ------------       ------------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid-in:
    General Partners                                                                             2,000              2,000
    Limited Partners                                                                        60,001,500         60,001,500
                                                                                          ------------       ------------
                                                                                            60,003,500         60,003,500

  Less:
    Accumulated distributions to partners                                                   (3,488,481)        (2,288,681)
    Offering costs                                                                          (6,156,933)        (6,156,933)
    Accumulated losses                                                                     (82,436,028)       (85,383,930)
                                                                                          ------------       ------------
      Total partners' deficit                                                              (32,077,942)       (33,826,044)
                                                                                          ------------       ------------
      Total liabilities and partners' deficit                                             $ 31,886,507       $ 29,526,962
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                        CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                         (Unaudited)

                                                            For the three months ended              For the nine months ended
                                                                   September 30,                           September 30,
                                                           ----------------------------           ----------------------------
                                                               1997            1996                   1997            1996
                                                           ------------    ------------           ------------    ------------
Share of income from partnerships                          $    713,267    $    699,308           $  1,519,520    $  6,091,988
                                                           ------------    ------------           ------------    ------------
Other revenue and expenses:
 Revenue:
    Interest and other income                                   122,620          45,783                224,486         135,442
                                                           ------------    ------------           ------------    ------------
 Expenses:
    Interest                                                  1,794,916       1,862,629              5,395,287       5,833,891
    Management fee                                               75,000          75,000                225,000         225,000
    General and administrative                                   51,130          39,963                228,936         127,534
    Professional fees                                            24,869          32,107                 72,530          85,348
    Amortization                                                 15,826          16,867                 48,374          50,599
                                                           ------------    ------------           ------------    ------------
                                                              1,961,741       2,026,566              5,970,127       6,322,372
                                                           ------------    ------------           ------------    ------------
       Total other revenue and expenses                      (1,839,121)     (1,980,783)            (5,745,641)     (6,186,930)
                                                           ------------    ------------           ------------    ------------
Loss before gain on disposition of investment in
  partnership                                                (1,125,854)     (1,281,475)            (4,226,121)        (94,942)
Gain on disposition of investment in partnership              1,700,168              --              1,700,168       2,043,167
                                                           ------------    ------------           ------------    ------------
Income (loss) before extraordinary gain from
  extinguishment of debt                                        574,314      (1,281,475)            (2,525,953)      1,948,225
Extraordinary gain from extinguishment of debt                       --              --              5,473,855       3,015,210
                                                           ------------    ------------           ------------    ------------
Net income (loss)                                               574,314      (1,281,475)             2,947,902       4,963,435
Accumulated losses, beginning of period                     (83,010,342)    (81,890,581)           (85,383,930)    (88,135,491)
                                                           ------------    ------------           ------------    ------------
Accumulated losses, end of period                          $(82,436,028)   $(83,172,056)          $(82,436,028)   $(83,172,056)
                                                           ============    ============           ============    ============
Income (loss) allocated to General Partners (1.51%)        $      8,672    $    (19,350)          $     44,513    $     74,948
                                                           ============    ============           ============    ============
Income (loss) allocated to Initial and Special Limited
  Partners (1.49%)                                         $      8,557    $    (19,094)          $     43,924    $     73,955
                                                           ============    ============           ============    ============
Income (loss) allocated to Additional Limited Partners
  (97%)                                                    $    557,085    $ (1,243,031)          $  2,859,465    $  4,814,532
                                                           ============    ============           ============    ============
Income (loss) per unit of Additional Limited Partnership
  Interest based on 60,000 units outstanding               $       9.28    $     (20.72)          $      47.66    $      80.24
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                     CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (Unaudited)


                                                                                                   For the nine months ended
                                                                                                          September 30,
                                                                                                 ----------------------------
                                                                                                     1997            1996
                                                                                                 ------------    ------------
Cash flows from operating activities:
  Net income                                                                                     $  2,947,902    $  4,963,435

  Adjustments to reconcile net income to net cash used in
    operating activities:
    Share of income from partnerships                                                              (1,519,520)     (6,091,988)
    Amortization of deferred costs                                                                     48,374          50,599
    Amortization of discount on purchase money notes                                                2,514,684       2,623,358
    Gain on disposition of investment in partnership                                               (1,700,168)     (2,043,167)
    Extraordinary gain on extinguishment of debt                                                   (5,473,855)     (3,015,210)
    Payment of purchase money note interest                                                          (310,434)       (293,517)

    Changes in assets and liabilities:
      (Increase) decrease in other assets                                                             (26,494)          4,424
      Increase in accrued interest payable                                                          2,879,499       3,210,535
      Increase in accounts payable and accrued expenses                                                16,548         129,642
                                                                                                 ------------    ------------
        Net cash used in operating activities                                                        (623,464)       (461,889)
                                                                                                 ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                          950,656       9,880,318
  Proceeds from disposition of investment in partnership                                            5,113,774       3,292,471
                                                                                                 ------------    ------------
        Net cash provided by investing activities                                                   6,064,430      13,172,789
                                                                                                 ------------    ------------
Cash flows used in financing activities:
  Pay-off of purchase money notes and related interest                                                     --     (10,961,076)
  Payment of purchase money note principal                                                           (214,800)             --
  Distribution paid to additional limited partners                                                         --        (579,000)
                                                                                                 ------------    ------------
        Net cash used in financing activities                                                        (214,800)    (11,540,076)
                                                                                                 ------------    ------------
Net increase in cash and cash equivalents                                                           5,226,166       1,170,824

Cash and cash equivalents, beginning of period                                                      3,942,254       2,897,013
                                                                                                 ------------    ------------
Cash and cash equivalents, end of period                                                         $  9,168,420    $  4,067,837
                                                                                                 ============    ============

                    The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of September 30, 1997 and December 31, 1996, and its consolidated results of operations for the three and nine months ended September 30, 1997 and 1996 and its consolidated cash flows for the nine months ended September 30, 1997 and 1996.

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

2.   INVESTMENTS IN PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $25,513,096 (exclusive of unamortized discount on purchase money notes of $5,879,864) plus accrued interest of $42,824,628 as of September 30, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,726,070, $2,100,000 and $1,365,000 matured on January 1, 1996, May 1, 1996 and July 1, 1997, respectively, as discussed below. Purchase money notes having a principal balance of $1,700,000 and $2,250,000 mature on December 31, 1997 and August 31, 1998, respectively, as discussed below. The remaining purchase money notes mature from 1999 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30, 1997 was $1,794,916 and $5,395,287,

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

respectively, and $1,862,629 and $5,833,891 for the three and nine months ended September 30, 1996, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three and nine months ended September 30, 1997 by $838,228 and $2,514,684, respectively, and by $847,144 and $2,623,358 during the three and nine months ended September 30, 1996, respectively. The accrued interest on the purchase money notes of $42,824,628 and $43,629,417 as of September 30, 1997 and December 31, 1996,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

     As of September 30, 1997 and December 31, 1996, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

     Purchase money notes relating to the following properties matured in 1996:


     Property                 Principal Amount       Maturity Date
     --------                 ----------------       -------------
     Briar Crest I            $       525,050        January 1, 1996(A)
     Briar Crest II                   415,920        January 1, 1996(A)
     Briar Hills                      458,100        January 1, 1996(A)
     Indian Hills                     327,000        January 1, 1996(B)
     Park Heights Towers            2,135,000        January 1, 1996(C)
     Village Squire I & II          3,660,000        March 1, 1996(D)
     Village Squire III             2,440,000        March 1, 1996(D)
     Cedar Valley                   2,100,000        May 1, 1996(E)


     (A) The Partnership defaulted on its purchase money notes relating to Briar Crest I, Briar Crest II and Briar Hills on January 1, 1996 when the notes matured and were not paid. On April 1, 1997, the Partnership and the purchase money noteholders entered agreements extending the purchase money note maturity dates until January 1, 2002. In connection with the extension agreements, on April 10, 1997, the Partnership made principal payments of $55,000, $54,800 and $55,000 to the purchase money noteholders related to Briar Crest I, Briar Crest II and Briar Hills, respectively. Additionally, the Partnership paid $30,243, $34,391 and $36,380 to reimburse the purchase money noteholders and related entities for Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) processing and legal fees previously incurred on behalf of Briar Crest I, Briar Crest II and Briar Hills, respectively. The LIHPRHA program is discussed further below. Pursuant to the extension agreements, the Partnership will make interest payments on the purchase money notes from 70% of all annual cash flow distributions received from the related Local Partnerships to the purchase money noteholders. The Partnership did not receive any cash flow distributions from the

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

          related Local Partnerships for the nine months ended September 30, 1997 and 1996, respectively.

     (B) The Partnership defaulted on its purchase money notes relating to Indian Hills on January 1, 1996 when the notes matured and were not paid. On July 17, 1997, the Partnership and the purchase money noteholders entered into an agreement extending the purchase money note maturity dates until January 1, 2002. In connection with the extension agreement, on July 28, 1997 and August 12, 1997, the Partnership made principal payments aggregating $50,000 to the purchase money noteholders related to Indian Hills. In July and August 1997, the Partnership paid $14,484 to reimburse the purchase money noteholders and related entities for LIHPRHA processing and legal fees previously incurred on behalf of Indian Hills. The LIHPRHA program is discussed further below. Pursuant to the extension agreements, the Partnership will make interest payments on the purchase money notes from 70% of all annual cash flow distributions received from Indian Hills to the purchase money noteholders. The Partnership did not receive any cash flow distributions from Indian Hills for the nine months ended September 30, 1997 and 1996, respectively.

     (C) On January 5, 1994 the local general partners of Park Heights filed a notice of intent to participate under the LIHPRHA program. On February 2, 1996, the local general partners of Park Heights sold the property to a non-profit entity. The sale of the property generated net proceeds to the Partnership of approximately $1.27 million. The proceeds were net of $2.135 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of approximately $5.1 million, of which approximately $3 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $7.1 million. On April 30, 1996, the Partnership distributed $579,000 (or $9.65 per Additional Limited Partner unit) to the Additional Limited Partners. The Managing General Partner is retaining all of the Partnership's remaining undistributed net sale proceeds from this sale for the possible repayment, prepayment or purchase of the outstanding purchase money notes relating to other Local Partnerships. The General Partner and/or its affiliates earned net fees of $117,028 for its services relating to the sale of the property. As of October 24, 1997, $42,500 of these fees have not been paid.

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

     (E) The Partnership defaulted on its purchase money notes relating to Cedar Valley on May 1, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,166,710, respectively. On May 2, 1996, the noteholders demanded payment on the purchase money notes. The Managing General Partner began negotiations with the noteholders to extend the purchase money notes until 1998. The noteholders rejected this offer and the parties agreed to extend the purchase money notes until January 1997. On January 16, 1997, the purchase money noteholders foreclosed on the Partnership's interest in Cedar Valley. As a result of the foreclosure on the Partnership's interest in Cedar Valley, the purchase money noteholders assumed ownership of the Partnership's interest in the Local Partnership. The Partnership's loss of ownership interest in Cedar Valley did not impact the Partnership's financial condition because the related purchase money notes were nonrecourse and secured solely by the Partnership's interest in Cedar Valley. The Partnership's investment in Cedar Valley had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Cedar Valley were fully amortized as of December 31, 1996, in order to record the investment at its net realizable value. The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in Cedar Valley resulted in a net financial statement gain of approximately $5.5 million during 1997. The federal tax gain is estimated to be approximately $5.8 million.

     In September 1994, the Partnership modified purchase money notes totaling $1,365,000 relating to Bartley Manor, Village Square and Village Green. In accordance with the modification agreement, the Partnership paid an aggregate of $100,000 in accrued interest, and the maturity dates for the notes were extended from February 1994 to July 1, 1997. On July 1, 1997, the Partnership defaulted on the purchase money notes relating to these Local Partnerships when the notes matured and were not paid. The Managing General Partner and the purchase money noteholders have reached an agreement to extend the purchase money notes until October 1, 1999. In connection with the extension agreements, in August 1997, the Partnership made interest payments of $51,282, $28,571 and $20,147 to the purchase money noteholders related to Bartley Manor, Village Square and Village Green, respectively. Pursuant to the extension agreements, the Partnership will make interest payments on the purchase money notes of 100% of all annual cash flow distributions received from the related Local Partnerships to the purchase money noteholders. The Partnership did not receive any cash flow distributions from the related Local Partnerships for the nine months ended September 30, 1997 and 1996, respectively.

     Purchase money notes in the aggregate principal amount of $1.7 million relating to Winchester Gardens are due to mature December 31, 1997. The Managing General Partner anticipates negotiating with the purchase money noteholders of Winchester Gardens for a five year extension on the related purchase money notes. There is no assurance that an agreement will be reached.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

Due to the uncertainty of a satisfactory resolution with the purchase money noteholders related to Winchester Gardens, there is no assurance that the Partnership will be able to retain its interest in this Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in this Local Partnership does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Should the investment in Winchester Gardens not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited, as the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Roberts Milford Associates (Rolling Green) received a mortgage loan increase from its lender in June 1996 to pay for replacing the roof, which suffered extensive damage caused by microorganisms. The property remained approximately 97% leased during the roof work, which was completed during 1996. The Managing General Partner is currently negotiating an extension on the purchase money notes related to Rolling Green, subject to obtaining a satisfactory refinancing of the mortgage loans related to the Local Partnership. The purchase money notes, which aggregate a principal amount of $2,250,000, are due to mature on August 31, 1998. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency (MHFA) and HUD
Section 236 interest rate subsidized mortgage loan related to this property.
The parties have signed a term sheet to restructure the deal, and as of October 24, 1997, the parties are working toward a finalized agreement. There is no assurance that a finalized agreement will be reached. Further, even if a finalized agreement is reached, there is no assurance that a satisfactory refinancing will occur. Accordingly, there is no assurance that the Partnership will be able to retain its interest in this Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in this Local Partnership does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Should the investment in Rolling Green not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited, as the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On September 13, 1996, the local managing general partner of New Fifth Lakewood Associates Limited Partnership (Walden Apartments) received an offer from a third party to purchase the property. The local managing general partner rejected this offer because it did not meet the criteria recommended by the Managing General Partner. Thereafter, the local managing general partner received an improved offer, and a purchase agreement was signed effective February 17, 1997. On July 2, 1997, Walden Apartments sold the property, a 396-unit apartment complex located in Schaumberg, Illinois. The sale of the property generated net cash proceeds to the Partnership of approximately $4.6 million at closing. On July 9, 1997, the Partnership received $158,538 representing the release of funds held in security deposit and insurance

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

accounts related to Walden Apartments. Additionally, on July 11, the Partnership received $431,437 representing the release of the property's real estate tax escrows. On August 15, 1997 and September 10, 1997, the Partnership received funds totalling $2,299 related to the closing out of the property's remaining accounts. In September and October, 1997, the Partnership paid $56,183 and $12,840, respectively, related to outstanding invoices from the Local Partnership's operations. The proceeds received at and subsequent to closing were in excess of the Partnership's investment in the Local Partnership and resulted in an estimated net financial statement gain of approximately $1.7 million. The federal tax gain is estimated to be approximately $9 million.

     The Managing General Partner plans to distribute approximately $1.2 million (or approximately $20 per Additional Limited Partner Unit) to the Additional Limited Partners from the proceeds of the sale of Walden Apartments by November 30, 1997 to holders of record as of September 30, 1997. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships.

     The local managing general partners of Tyee Associates Limited Partnership (Tyee Apartments), Victorian Towers Associates (Victorian Towers) and Walsh Park Associates Limited Partnership (Walsh Park) have received offers from third parties to purchase the respective properties. The local managing general partners and the Managing General Partner are analyzing the offers and purchase contracts are being negotiated. There is no assurance that any sales will result from these negotiations.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3)of the National Housing Act, as amended. LIHPRHA, which provided property owners with restricted opportunities to sell low income housing, ended effective September 30, 1996. However, HUD received approximately $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. In October 1997, the HUD appropriations bill does not include any funding for LIHPRHA. Therefore, this program is effectively terminated.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies or other potential buyers. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental housing assistance payments provided by HUD pursuant to Section 8 HAP contracts. Under Section 8 HAP contracts, HUD guaranteed rental properties a high monthly rental payment for each low and

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

moderate income apartment unit maintained in the complex. Over the years, annual increases have pushed rents on many of the Section 8 HAP contracts above the market rate for comparable neighborhoods. In an effort to deal with the increasing burden of funding Section 8 HAP contracts, many of which are now expiring, in 1995 HUD released its Reinvention Blueprint, and in 1996 a revision to its Reinvention Blueprint, which contained proposals that have come to be known as "Mark-to-Market". Under the initiative, HUD would eliminate the
Section 8 project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. However, with the elimination of the Section 8 HAP subsidies, most rental properties will not be able to maintain sufficient income to pay debt service. Therefore, the Mark-to-Market initiative will allow for a part of the existing first mortgage to become a "soft" second mortgage which will accrue interest at a low 1% interest rate. The splitting of the existing first mortgage into a new first and second mortgage may generate ordinary taxable income. Unfortunately, there is no corresponding tax relief legislation at this time.

       In October 1997, both the House and the Senate passed the FY 1998 HUD spending bill which includes Mark-to-Market legislation and President Clinton is expected to sign the appropriations bill. Between now and October 1, 1998 all expiring Section 8 contracts with rents less than 120% of fair market rents (FMR's) will be renewed for one-year. Properties with rents in excess of 120% of FMR's will be subject to the terms of the current Mark-to-Market demonstration program. Effective October 1, 1998, all properties with expiring
Section 8 contracts will be subject to Mark-to-Market. The Section 8 HAP contracts for the following properties expire during the government's fiscal year 1998:

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                                                                Units
                                                                            Authorized for          Expiration of
                                                    Number of              Rental Assistance          Section 8
       Property                                    Rental Units             Under Section 8         HAP Contract
       --------                                    ------------            -----------------        -------------
       Bartley Manor                                    70                        69                   05/31/98
       Briar Crest I                                    53                        53                   06/30/98
       Briar Crest II                                   49                        49                   06/30/98
       Briar Hills                                      50                        33                   09/30/98
       Glen Agnes                                      149                       149                   01/27/98
       Greeley Manor                                   128                       119                   10/31/97
       Highland Manor                                  111                       111                   05/21/98
       Indian Hills Townhouses                          40                        24                   09/30/98
       Meadow Lanes Apartments                         118                        24                   10/01/97
       Southmoor Townhouse Apartments                   40                         8                   08/31/98
       Tyee Apartments                                 100                        56                   07/31/98
       Village Green                                    36                        36                   06/30/98
       Village Square                                   48                        48                   06/30/98
       Winchester Gardens Apartments                   206                       202                   08/31/98
       Woodside Village                                180                       114                   09/30/98


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

     The following are combined statements of operations for the thirty-two and thirty-four Local Partnerships in which the Partnership has invested as of September 30, 1997 and 1996, respectively. The 1996 statements contain information on the Park Heights property through the date of sale. Additionally, the 1997 statements contain information on the Cedar Valley property through the date of foreclosure on the Partnership's interest therein and the Fifth Lakewood property through the date of sale. These statements are compiled from information supplied by the management agents of the projects and are unaudited.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                             For the three months ended            For the nine months ended
                                                                    September 30,                         September 30,
                                                            ----------------------------         ----------------------------
                                                                1997            1996                 1997            1996
                                                            ------------    ------------         ------------    ------------
Revenue:
  Rental revenue                                            $  7,266,907    $  8,163,727         $ 23,699,376    $ 24,693,408
  Other                                                          369,157         420,660            1,131,610       1,318,502
                                                            ------------    ------------         ------------    ------------
                                                               7,636,064       8,584,387           24,830,986      26,011,910
                                                            ------------    ------------         ------------    ------------
Expenses:
  Operating                                                    4,044,474       4,924,160           14,242,800      15,084,866
  Interest                                                     1,747,360       1,766,352            5,498,698       5,300,731
  Depreciation and amortization                                1,268,075       1,392,684            3,994,888       4,195,677
                                                            ------------    ------------         ------------    ------------
                                                               7,059,909       8,083,196           23,736,386      24,581,274
                                                            ------------    ------------         ------------    ------------
Net income                                                  $    576,155    $    501,191         $  1,094,600    $  1,430,636
                                                            ============    ============         ============    ============


     As of September 30, 1997 and December 31, 1996, the Partnership's share of cumulative losses to date for ten and eleven of the thirty-two and thirty-four Local Partnerships, respectively, exceeds the amount of the Partnership's investments in these Local Partnerships by $12,468,193 and $12,026,985, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

      In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $25,198 and $73,552 for the three and nine months ended September 30, 1997, respectively, and $19,972 and $87,742 for the three and nine months ended September 30, 1996, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statement of operations as general and administrative expenses. Additionally, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 and $225,000, for the three and nine months ended September 30, 1997 and 1996, respectively.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   RELATED-PARTY TRANSACTIONS - Continued

property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates earned net fees for services relating to the sale of Park Heights of $117,028 on February 2, 1996. As of October 24, 1997, $42,500 of these fees have not been paid.

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

                                   (Unaudited)

4.   CONTINGENCIES - Continued

this Partnership and his interest will become that of a Special Limited Partner. As of October 24, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with cash resources of $9,168,420 (or approximately $148.22 per Additional Limited Partner unit) and $3,942,254 (or approximately $63.73 per Additional Limited Partner unit) as of September 30, 1997 and December 31, 1996, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs, including a distribution to the Additional Limited Partners by November 30, 1997, as discussed below. As of October 24, 1997, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $25,513,096 (exclusive of unamortized discount on purchase money notes of $5,879,864) plus accrued interest of $42,824,628 as of September 30, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,726,070, $2,100,000 and $1,365,000 matured on January 1, 1996, May 1, 1996 and July 1, 1997, respectively, as discussed below. Purchase money notes having a principal balance of $1,700,000 and $2,250,000 mature on December 31, 1997 and August 31, 1998, respectively, as discussed below. The remaining purchase money notes mature from 1999 to 2015. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     As of September 30, 1997 and December 31, 1996, the Partnership's obligations with respect to its investment in Local Partnerships included $119,544 due to local general partners, plus accrued interest on these obligations of $33,976.

     Purchase money notes relating to the following properties matured in 1996:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     Property                 Principal Amount       Maturity Date
     --------                 ----------------       -------------
     Briar Crest I            $       525,050        January 1, 1996(A)
     Briar Crest II                   415,920        January 1, 1996(A)
     Briar Hills                      458,100        January 1, 1996(A)
     Indian Hills                     327,000        January 1, 1996(B)
     Park Heights Towers            2,135,000        January 1, 1996(C)
     Village Squire I & II          3,660,000        March 1, 1996(D)
     Village Squire III             2,440,000        March 1, 1996(D)
     Cedar Valley                   2,100,000        May 1, 1996(E)


     (A) The Partnership defaulted on its purchase money notes relating to Briar Crest I, Briar Crest II and Briar Hills on January 1, 1996 when the notes matured and were not paid. On April 1, 1997, the Partnership and the purchase money noteholders entered agreements extending the purchase money note maturity dates until January 1, 2002. In connection with the extension agreements, on April 10, 1997, the Partnership made principal payments of $55,000, $54,800 and $55,000 to the purchase money noteholders related to Briar Crest I, Briar Crest II and Briar Hills, respectively. Additionally, the Partnership paid $30,243, $34,391 and $36,380 to reimburse the purchase money noteholders and related entities for Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) processing and legal fees previously incurred on behalf of Briar Crest I, Briar Crest II and Briar Hills, respectively. The LIHPRHA program is discussed further below. Pursuant to the extension agreements, the Partnership will make interest payments on the purchase money notes from 70% of all annual cash flow distributions received from the related Local Partnerships to the purchase money noteholders. The Partnership did not receive any cash flow distributions from the related Local Partnerships for the nine months ended September 30, 1997 and 1996, respectively.

     (B) The Partnership defaulted on its purchase money notes relating to Indian Hills on January 1, 1996 when the notes matured and were not paid. On July 17, 1997, the Partnership and the purchase money noteholders entered into an agreement extending the purchase money note maturity dates until January 1, 2002. In connection with the extension agreement, on July 28, 1997 and August 12, 1997, the Partnership made principal payments aggregating $50,000 to the purchase money noteholders related to Indian Hills. In July and August 1997, the Partnership paid $14,484 to reimburse the purchase money noteholders and related entities for LIHPRHA processing and legal fees previously incurred on behalf of Indian Hills. The LIHPRHA program is discussed further below. Pursuant to the extension agreements, the Partnership will make interest payments on the purchase money notes from 70% of all annual cash flow distributions

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

          received from Indian Hills to the purchase money noteholders. The Partnership did not receive any cash flow distributions from Indian Hills for the nine months ended September 30, 1997 and 1996, respectively.

     (C) On January 5, 1994 the local general partners of Park Heights filed a notice of intent to participate under the LIHPRHA program. On February 2, 1996, the local general partners of Park Heights sold the property to a non-profit entity. The sale of the property generated net proceeds to the Partnership of approximately $1.27 million. The proceeds were net of $2.135 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of approximately $5.1 million, of which approximately $3 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $7.1 million. On April 30, 1996, the Partnership distributed $579,000 (or $9.65 per Additional Limited Partner unit) to the Additional Limited Partners. The Managing General Partner is retaining all of the Partnership's remaining undistributed net sale proceeds from this sale for the possible repayment, prepayment or purchase of the outstanding purchase money notes relating to other Local Partnerships. The General Partner and/or its affiliates earned net fees of $117,028 for its services relating to the sale of the property. As of October 24, 1997, $42,500 of these fees have not been paid.

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

     (E) The Partnership defaulted on its purchase money notes relating to Cedar Valley on May 1, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,166,710, respectively. On May 2, 1996, the noteholders demanded payment on the purchase money notes. The Managing General Partner began negotiations with the noteholders to extend the purchase money notes until 1998. The noteholders rejected this offer and the parties agreed to extend the purchase money notes until January 1997. On January 16, 1997, the purchase money noteholders foreclosed on the Partnership's interest in Cedar Valley. As a result of the foreclosure on the Partnership's interest in Cedar Valley, the purchase money noteholders assumed ownership of the Partnership's interest in the Local Partnership. The Partnership's loss of ownership interest in Cedar Valley did not impact the Partnership's financial condition because the related purchase money notes were nonrecourse and secured solely by the Partnership's

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

          interest in Cedar Valley. The Partnership's investment in Cedar Valley had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Cedar Valley were fully amortized as of December 31, 1996, in order to record the investment at its net realizable value. The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in Cedar Valley resulted in a net financial statement gain of approximately $5.5 million during 1997. The federal tax gain is estimated to be approximately $5.8 million.

     In September 1994, the Partnership modified purchase money notes totaling $1,365,000 relating to Bartley Manor, Village Square and Village Green. In accordance with the modification agreement, the Partnership paid an aggregate of $100,000 in accrued interest, and the maturity dates for the notes were extended from February 1994 to July 1, 1997. On July 1, 1997, the Partnership defaulted on the purchase money notes relating to these Local Partnerships when the notes matured and were not paid. The Managing General Partner and the purchase money noteholders have reached an agreement to extend the purchase money notes until October 1, 1999. In connection with the extension agreements, in August 1997, the Partnership made interest payments of $51,282, $28,571 and $20,147 to the purchase money noteholders related to Bartley Manor, Village Square and Village Green, respectively. Pursuant to the extension agreements, the Partnership will make interest payments on the purchase money notes of 100% of all annual cash flow distributions received from the related Local Partnerships to the purchase money noteholders. The Partnership did not receive any cash flow distributions from the related Local Partnerships for the nine months ended September 30, 1997 and 1996, respectively.

     Purchase money notes in the aggregate principal amount of $1.7 million relating to Winchester Gardens are due to mature December 31, 1997. The Managing General Partner anticipates negotiating with the purchase money noteholders of Winchester Gardens for a five year extension on the related purchase money notes. There is no assurance that an agreement will be reached. Due to the uncertainty of a satisfactory resolution with the purchase money noteholders related to Winchester Gardens, there is no assurance that the Partnership will be able to retain its interest in this Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in this Local Partnership does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Should the investment in Winchester Gardens not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited, as the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Roberts Milford Associates (Rolling Green) received a mortgage loan increase from its lender in June 1996 to pay for replacing the roof, which suffered extensive damage caused by microorganisms. The property remained approximately 97% leased during the roof work, which was completed during 1996. The Managing General Partner is currently negotiating an extension on the purchase money notes related to Rolling Green, subject to obtaining a satisfactory refinancing of the mortgage loans related to the Local Partnership. The purchase money notes, which aggregate a principal amount of $2,250,000, are

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

due to mature on August 31, 1998. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency (MHFA) and HUD
Section 236 interest rate subsidized mortgage loan related to this property.
The parties have signed a term sheet to restructure the deal, and as of October 24, 1997, the parties are working toward a finalized agreement. There is no assurance that a finalized agreement will be reached. Further, even if a finalized agreement is reached, there is no assurance that a satisfactory refinancing will occur. Accordingly, there is no assurance that the Partnership will be able to retain its interest in this Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in this Local Partnership does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Should the investment in Rolling Green not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited, as the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On September 13, 1996, the local managing general partner of New Fifth Lakewood Associates Limited Partnership (Walden Apartments) received an offer from a third party to purchase the property. The local managing general partner rejected this offer because it did not meet the criteria recommended by the Managing General Partner. Thereafter, the local managing general partner received an improved offer, and a purchase agreement was signed effective February 17, 1997. On July 2, 1997, Walden Apartments sold the property, a 396-unit apartment complex located in Schaumberg, Illinois. The sale of the property generated net cash proceeds to the Partnership of approximately $4.6 million at closing. On July 9, 1997, the Partnership received $158,538 representing the release of funds held in security deposit and insurance accounts related to Walden Apartments. Additionally, on July 11, the Partnership received $431,437 representing the release of the property's real estate tax escrows. On August 15, 1997 and September 10, 1997, the Partnership received funds totalling $2,299 related to the closing out of the property's remaining accounts. In September and October, 1997, the Partnership paid $56,183 and $12,840, respectively, related to outstanding invoices from the Local Partnership's operations. The proceeds received at and subsequent to closing were in excess of the Partnership's investment in the Local Partnership and resulted in an estimated net financial statement gain of approximately $1.7 million. The federal tax gain is estimated to be approximately $9 million.

     The Managing General Partner plans to distribute approximately $1.2 million (or approximately $20 per Additional Limited Partner Unit) to the Additional Limited Partners from the proceeds of the sale of Walden Apartments by November 30, 1997 to holders of record as of September 30, 1997. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1997, proceeds from the disposition of

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Fifth Lakewood and the receipt of distributions from Local Partnerships were adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended September 30, 1997 increased from the corresponding period in 1996 primarily due to the gain on disposition of the Partnership's investment in Fifth Lakewood. Contributing to the increase in the Partnership's net income was an increase in interest and other income due to higher cash and cash equivalent balances during 1997 and a decrease in interest expense due to the amortization of imputed interest.

     The Partnership's net income for the nine months ended September 30, 1997 decreased from the corresponding period in 1996 primarily as a result of a decrease in share of income from partnerships principally due to the receipt of refinancing proceeds during 1996 from the Village Squire I & II and Village Squire III mortgages which were in excess of the Partnership's investments in the respective Local Partnerships, as discussed above. Contributing to the decrease in the Partnership's net income was a decrease in the gain on disposition related to the Park Heights sale in 1996 versus the Fifth Lakewood sale in 1997 and an increase in general and administrative expenses due to LIHPRHA processing fees which were paid by the Partnership in connection with the Briar Crest I, Briar Crest II and Briar Hills purchase money note extensions, as previously discussed. Partially offsetting the decrease in the Partnership's net income was an increase in extraordinary gain from extinguishment of debt related to the Cedar Valley foreclosure in 1997 which exceeded the gain on the Park Heights extinguishment in 1996, a decrease in interest expense due to the amortization of imputed interest and the extinguishment of the Village Squire I & II, Village Squire III, Park Heights and Cedar Valley purchase money notes, as previously discussed, and an increase in interest and other income, as discussed above.

     The local managing general partners of Tyee Associates Limited Partnership (Tyee Apartments), Victorian Towers Associates (Victorian Towers) and Walsh Park Associates Limited Partnership (Walsh Park) have received offers from third parties to purchase the respective properties. The local managing general partners and the Managing General Partner are analyzing the offers and purchase contracts are being negotiated. There is no assurance that any sales will result from these negotiations.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment. As a result, the Partnership's recognized income for the three and nine months ended September 30, 1997 did not include losses of $144,954 and $441,208, respectively, compared to excluded losses of $205,868 and $617,595 for the three and nine months ended September 30, 1996, respectively.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3)of the National Housing Act, as amended. LIHPRHA, which provided property owners with restricted opportunities to sell low income housing, ended effective September 30, 1996. However, HUD received approximately $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

government's fiscal year 1997, which began October 1, 1996. In October 1997, the HUD appropriations bill does not include any funding for LIHPRHA. Therefore, this program is effectively terminated.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies or other potential buyers. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental housing assistance payments provided by HUD pursuant to Section 8 HAP contracts. Under Section 8 HAP contracts, HUD guaranteed rental properties a high monthly rental payment for each low and moderate income apartment unit maintained in the complex. Over the years, annual increases have pushed rents on many of the Section 8 HAP contracts above the market rate for comparable neighborhoods. In an effort to deal with the increasing burden of funding Section 8 HAP contracts, many of which are now expiring, in 1995 HUD released its Reinvention Blueprint, and in 1996 a revision to its Reinvention Blueprint, which contained proposals that have come to be known as "Mark-to-Market". Under the initiative, HUD would eliminate the
Section 8 project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. However, with the elimination of the Section 8 HAP subsidies, most rental properties will not be able to maintain sufficient income to pay debt service. Therefore, the Mark-to-Market initiative will allow for a part of the existing first mortgage to become a "soft" second mortgage which will accrue interest at a low 1% interest rate. The splitting of the existing first mortgage into a new first and second mortgage may generate ordinary taxable income. Unfortunately, there is no corresponding tax relief legislation at this time.

       In October 1997, both the House and the Senate passed the FY 1998 HUD spending bill which includes Mark-to-Market legislation and President Clinton is expected to sign the appropriations bill. Between now and October 1, 1998 all expiring Section 8 contracts with rents less than 120% of fair market rents (FMR's) will be renewed for one-year. Properties with rents in excess of 120% of FMR's will be subject to the terms of the current Mark-to-Market demonstration program. Effective October 1, 1998, all properties with expiring
Section 8 contracts will be subject to Mark-to-Market. The Section 8 HAP contracts for the following properties expire during the government's fiscal year 1998:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                                     Units
                                                                 Authorized for          Expiration of
                                          Number of             Rental Assistance          Section 8
       Property                          Rental Units            Under Section 8         HAP Contract
       --------                          ------------           -----------------        -------------
       Bartley Manor                          70                       69                   05/31/98
       Briar Crest I                          53                       53                   06/30/98
       Briar Crest II                         49                       49                   06/30/98
       Briar Hills                            50                       33                   09/30/98
       Glen Agnes                            149                      149                   01/27/98
       Greeley Manor                         128                      119                   10/31/97
       Highland Manor                        111                      111                   05/21/98
       Indian Hills Townhouses                40                       24                   09/30/98
       Meadow Lanes Apartments               118                       24                   10/01/97
       Southmoor Townhouse Apartments         40                        8                   08/31/98
       Tyee Apartments                       100                       56                   07/31/98
       Village Green                          36                       36                   06/30/98
       Village Square                         48                       48                   06/30/98
       Winchester Gardens Apartments         206                      202                   08/31/98
       Woodside Village                      180                      114                   09/30/98


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

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of October 24, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1997.

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

                              CAPITAL REALTY INVESTORS-III
                                   LIMITED PARTNERSHIP
                                       (Registrant)


                              By:  C.R.I., Inc.
                                   Managing General Partner



October 28, 1997              By:  /s/ Michael J. Tuszka
---------------------------        ---------------------------------
Date                               Michael J. Tuszka
                                   Vice President/Chief Accounting
                                     Officer


                                   Signing on behalf of the
                                     Registrant and as Principal
                                     Financial and Principal
                                     Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically