Form 10-K
period 1997-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1998-03-30
CIK 722833

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997
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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                 Page
                                                                 ----
                                     PART I
                                     ------


Item 1.  Business   . . . . . . . . . . . . . . . . . . . .      I-1
Item 2.  Properties   . . . . . . . . . . . . . . . . . . .      I-7
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . .      I-7
Item 4.  Submission of Matters to a Vote
           of Security Holders  . . . . . . . . . . . . . .      I-7


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters  . . .      II-1
Item 6.  Selected Financial Data  . . . . . . . . . . . . .      II-2
Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-3
Item 8.  Financial Statements and Supplementary Data  . . .      II-9
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure   . . . .      II-9


                                    PART III
                                    --------

Item 10. Directors and Executive Officers
           of the Registrant  . . . . . . . . . . . . . . .      III-1
Item 11. Executive Compensation   . . . . . . . . . . . . .      III-2
Item 12. Security Ownership of Certain Beneficial
           Owners and Management  . . . . . . . . . . . . .      III-2
Item 13. Certain Relationships and Related Transactions   .      III-3


                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K  . . . . . . . . . . . . . .      IV-1

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      IV-3

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .      IV-31

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships). The Partnership originally made investments in thirty-seven Local Partnerships. As of December 31, 1997, the Partnership had investments in thirty-two Local Partnerships. Each of these Local Partnerships owns or owned a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, applied for applicable mortgage insurance and/or subsidies, and remain as the local general partners in the Local Partnerships. The Partnership became the principal limited partner in thirty-one (twenty-seven as of December 31, 1997) of these Local Partnerships pursuant to negotiations with these developers who act as the local general partners. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. In six (five as of December 31, 1997) Local Partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, have invested as general partners in the Local Partnerships. An affiliate of the Managing General Partner of the Partnership is also a general partner of the twenty-seven Local Partnerships and the five intermediary partnerships. In most cases, the local general partners of the Local Partnership retain responsibility for developing, constructing, maintaining, operating and managing

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

the project. Additionally, the local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment follows.

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                HAS AN INVESTMENT(1)

                                                                                               Units          Expiration
                           Mortgage                                                        Authorized for         of
 Name and Location        Payable at        Financed and/or Insured         Number of       Rental Asst.       Section 8
of Apartment Complex     12/31/97 (2)       and/or Subsidized Under        Rental Units     Under Sec. 8      HAP Contract
--------------------     ------------    -----------------------------     ------------    --------------     -------------
Arboretum Village        $  8,934,566    Conventional                         308               0                  --
 Lisle, IL

Audubon Towers              3,556,002    New Jersey Housing and Mortgage      124             123               02/11/20
 Audubon, NJ                              Finance Agency (NJHMFA)

Bartley Manor                 804,563    Federal National Mortgage Associ-     70              69               07/31/98 (4)
 Superior, WI                             ation (FNMA)/236

Briar Crest I                 583,802    FNMA/236                              53              53               06/30/98
 Niles, MI

Briar Crest II                621,842    FNMA/236                              49              49               06/30/98
 Niles, MI

Briar Hills                   599,908    FNMA/236                              50              33               09/30/98 (4)
 South Haven, MI

College Park                1,305,000    Mid Atlantic National Bank           100             100               05/01/08
 Meridian, MS

Congress Plaza              2,333,391    Connecticut Housing Finance Agency   101             100               02/28/99
 Bridgeport, CT

Glen Agnes                  4,363,540    California Housing Finance Agency    149             149               01/27/18
 Fresno, CA                               (CHFA)

Greeley Manor               1,304,403    FNMA/236                             128             119               11/01/98
 Greeley, CO

Heritage Estates I          2,783,845    Missouri Housing Development         228               0                  --
 St. Louis, MO                            Agency (MHDA)/Section 221(d)(4)
                                          of the National Housing Act (NHA)

Heritage Estates II         2,223,552    MHDA/Section 221 (d)(4) of the NHA   160               0                  --
 St. Louis, MO

Highland Manor              2,258,824    Government National Mortgage         111             111               02/08/98 (4)
 Birmingham, AL                           (GNMA)/ Section 221(d)(4) of the
                                          NHA/ Section 8

                                                                  (Continued)

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
           IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                          HAS AN INVESTMENT(1) - Continued

                                                                                               Units          Expiration
                           Mortgage                                                        Authorized for         of
 Name and Location        Payable at        Financed and/or Insured         Number of       Rental Asst.       Section 8
of Apartment Complex     12/31/97 (2)       and/or Subsidized Under        Rental Units     Under Sec. 8      HAP Contract
--------------------     ------------    -----------------------------     ------------    --------------     -------------
Indian Hills             $    527,660    FNMA/236                              40              24               09/30/98 (4)
 Townhouses
 Dowagiac, MI

Lakewood Apts.                828,120    Farmers Home Administration/515       50              50               08/01/99
 Eufaula, AL

Meadow Lanes Apts.          1,829,614    Michigan State Housing Development   118              24               03/01/16
 Holland, MI                              Authority

Monterey/Hillcrest         13,773,153    GNMA 221(d)(4)                       300              60               12/13/03
 Waukesha, WI

O'Farrell Towers            8,145,211    CHFA                                 101             101               09/20/03
 San Francisco, CA

Rolling Green at            6,295,411    Massachusetts Housing Finance        304              18               04/01/11
 Milford                                  Agency/236
 Milford, MA

Southmoor Townhouse           465,087    Intrawest Mortgage Company Federal    40               8               08/31/99 (4)
 Apts.                                    National Mortgage Assn./236
 Greeley, CO

Tyee Apts.                  1,372,698    FNMA/236                             100              56               07/31/98
 Anchorage, AK

Victorian Towers            5,108,032    NJHMFA/236                           205              27               04/01/31
 Cape May, NJ

Villa Mirage I              2,172,763    CHFA                                  50              50               12/01/05
 Rancho Mirage, CA

Villa Mirage II             2,155,152    CHFA                                  48              48               10/01/05
 Rancho Mirage, CA

Village Green                 352,973    FNMA/236                              36              36               09/30/98 (4)
 Reedsburg, WI

Village Square                476,158    FNMA/236                              48              48               09/30/98 (4)
 Barabou, WI

Village Squire I & II       8,984,563    Conventional                         377               0                  --
 Canton, MI

Village Squire III          5,796,746    Conventional                         224               0                  --
 Canton, MI

                                                                  (continued)

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

                 SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                        HAS AN INVESTMENT(1) - Continued

                                                                                               Units          Expiration
                           Mortgage                                                        Authorized for         of
 Name and Location        Payable at        Financed and/or Insured         Number of       Rental Asst.       Section 8
of Apartment Complex     12/31/97 (2)       and/or Subsidized Under        Rental Units     Under Sec. 8      HAP Contract
--------------------     ------------    -----------------------------     ------------    --------------     -------------
Walsh Park               $  5,135,674    IHDA                                 134             134               10/31/13
 Chicago, IL

Winchester Gardens Apts.    3,171,089    FNMA/236                             206             202               08/31/98 (4)
 Columbus, OH

Windham Village             2,476,121    CHFA                                  50              44               10/31/15
 Santa Rose, CA

Woodside Village            2,592,313    FNMA/236                             180             114               08/31/98 (4)
 Anchorage, AK
                         ------------                                      ------          ------
Totals 32                $103,331,776                                       4,242           1,950
                         ============                                      ======          ======

                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
              IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                          HAS AN INVESTMENT(1) - Continued

                                                                                    Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                            for the Year Ended
                                      As of December 31,                                   December 31,
 Name and Location            ---------------------------------       -----------------------------------------------------
of Apartment Complex          1997   1996    1995   1994   1993         1997       1996        1995       1994       1993
--------------------          ----   ----    ----   ----   ----       --------   --------    --------   --------   --------
Arboretum Village              94%    92%     94%    96%    97%       $  8,724   $  8,677    $  8,363   $  7,976   $  7,593
 Lisle, IL

Audubon Towers                100%   100%     100%  100%   100%          9,166      9,164       9,129      9,563      8,614
 Audubon, NJ

Bartley Manor                  93%    98%     90%    97%    91%          5,313      5,116       5,024      5,263      4,549
 Superior, WI

Briar Crest I                 100%    98%     98%   100%    98%          5,012      4,844       4,611      4,696      4,572
 Niles, MI

Briar Crest II                100%   100%    100%   100%   100%          4,986      4,950       4,579      4,689      4,615
 Niles, MI

Briar Hills                    96%    94%     96%    98%    96%          4,430      4,446       4,105      4,164      4,123
 South Haven, MI

College Park                  100%   100%    100%   100%    98%          4,944      4,927       4,856      4,701      4,735
 Meridian, MS

Congress Plaza                100%   100%    100%   100%   100%         10,511     10,524      10,507     10,196      9,895
 Bridgeport, CT

Glen Agnes                     95%    94%     94%    97%    97%          7,623      7,654       7,742      7,793      7,776
 Fresno, CA

Greeley Manor                  98%    97%     97%    98%    98%          3,159      3,087       2,928      2,819      2,816
 Greeley, CO

Heritage Estates I            100%    98%     98%    97%    95%          4,776      4,722       4,629      4,494      4,267
 St. Louis, MO

Heritage Estates II           100%    94%     98%    95%    91%          4,764      4,663       4,605      4,373      3,983
 St. Louis, MO

Highland Manor                 97%   100%     99%    98%    98%          9,188      9,011       8,739      8,621      9,173
 Birmingham, AL

Indian Hills                  100%    95%     98%   100%   100%          5,002      4,847       4,653      4,706      4,673
 Townhouses
 Dowagiac, MI

Lakewood Apts.                 98%   100%    100%   100%   100%          4,363      4,264       4,200      4,103      4,951
 Eufaula, AL

                                                                  (continued)

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                         HAS AN INVESTMENT(1) - Continued

                                                                                    Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                            for the Year Ended
                                      As of December 31,                                   December 31,
 Name and Location            ---------------------------------       -----------------------------------------------------
of Apartment Complex          1997   1996    1995   1994   1993         1997       1996        1995       1994       1993
--------------------          ----   ----    ----   ----   ----       --------   --------    --------   --------   --------
Meadow Lanes Apts.             93%    96%     98%    97%    97%          6,056      5,985       5,694      5,369      5,110
 Holland, MI

Monterey/Hillcrest             94%    90%     94%    94%    95%          8,745      8,742       8,413      8,215      8,098
 Waukesha, WI

O'Farrell Towers              100%   100%     99%   100%   100%         14,079     14,316      14,391     14,134     13,906
 San Francisco, CA

Rolling Green at               99%    97%     98%    99%    99%       $  8,012   $  7,663    $  7,457   $  7,447   $  7,445
 Milford
 Milford, MA

Southmoor Townhouse            98%   100%     98%   100%   100%          4,838      4,547       4,464      4,415      4,147
 Apts.
 Greeley, CO

Tyee Apts.                     84%    94%     98%    99%    98%          8,676      8,565       8,311      7,540      6,721
 Anchorage, AK

Victorian Towers               97%   100%    100%   100%    99%          4,902      4,783       4,588      4,504      4,325
 Cape May, NJ

Villa Mirage I                100%    98%    100%    98%    92%          9,671      9,660       9,560      9,686      9,339
 Rancho Mirage, CA

Villa Mirage II               100%    98%    100%   100%    98%          9,600      9,702       9,673      9,580      9,349
 Rancho Mirage, CA

Village Green                  89%    98%     94%    97%   100%          3,764      3,744       3,761      3,796      3,638
 Reedsburg, WI

Village Square                 98%    95%     94%    96%    92%          4,275      4,023       3,988      4,083      3,944
 Barabou, WI

Village Squire I               92%    91%     98%    96%    85%          5,858      5,898       5,682      5,247      4,766
 & II
 Canton, MI

                                                                  (continued)

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

                 SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                       HAS AN INVESTMENT(1) - Continued

                                                                                    Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                            for the Year Ended
                                      As of December 31,                                   December 31,
 Name and Location            ---------------------------------       -----------------------------------------------------
of Apartment Complex          1997   1996    1995   1994   1993         1997       1996        1995       1994       1993
--------------------          ----   ----    ----   ----   ----       --------   --------    --------   --------   --------
Village Squire III             96%    94%     96%    96%    77%          5,779      5,813       5,567      5,077      4,535
 Canton, MI

Walsh Park                     98%    99%    100%   100%   100%         11,301     11,083      10,777     10,584     10,255
 Chicago, IL

Winchester Gardens             99%   100%     98%   100%   100%          4,452      4,447       4,405      4,129      4,094
 Apts.
 Columbus, OH

Windham Village               100%   100%    100%    98%   100%         10,438     10,439      10,396     10,038     10,157
 Santa Rose, CA

Woodside Village               84%    84%     90%    93%    95%          8,576      8,927       9,145      9,027      7,886
 Anchorage, AK
----------------              ----   ----    ----   ----   ----       --------   --------    --------   --------   --------
Totals(3)  32                  97%    97%     97%    98%    96%       $  6,906   $  6,851    $  6,717   $  6,595   $  6,377
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

(2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 1997.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects a one year extension from the original expiration date, in accordance with Federal legislation.

     For additional information regarding the real estate of Local Partnerships in which the Partnership has invested, see Part IV, Schedule III - "Real Estate and Accumulated Depreciation of Local Partnerships in which Capital Realty Investors-III Limited Partnership has Invested."

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

     On January 16, 1997, the purchase money noteholders foreclosed on the Partnership's interest in Cedar Valley Apartments Limited (Cedar Valley) as a result of the Partnership's default on the purchase money notes relating to the Local Partnership which came due on May 1, 1996. See the notes to the consolidated financial statements for additional information pertaining to the foreclosure.

     On July 2, 1997, New Fifth Lakewood Associates Limited Partnership (Walden Apartments) sold the property to a non-profit entity. See the notes to the consolidated financial statements for additional information pertaining to the sale.

     The local managing general partner of Tyee Associates Limited Partnership (Tyee Apartments) is analyzing a sale offer received from a third party to purchase the property. See the notes to the consolidated financial statements for additional information pertaining to this purchase offer.

     There were no contemplated sales of investments in partnerships as of March 19, 1998.


ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partnership interests in Local Partnerships, Capital Realty Investors-III Limited Partnership indirectly holds an interest in the underlying real estate. See Part I, Item 1 and Schedule III of Part IV, Item 14 for information pertaining to these properties.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material legal proceedings to which the Partnership is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a) It is not anticipated that there will be any formal market for resale of interests in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

     (b) As of March 19, 1998 there were approximately 5,500 registered holders of limited partnership interests in the Partnership.

     (c) On November 10, 1997, the Partnership distributed $1,200,000 ($20 per Additional Limited Partnership unit) to the Additional Limited Partners. The distribution was a result of the sale of the property relating to the Partnership's investment in Walden Apartments. On April 30, 1996, the Partnership distributed $579,000 ($9.65 per Additional Limited Partnership unit) to the Additional Limited Partners. The distribution was a result of the sale of the property relating to the Partnership's investment in Park Heights Towers. The Partnership received distributions of $1,372,058 and $10,047,625 and $2,142,665 from the Local Partnerships during 1997, 1996 and 1995, respectively. Some of the Local Partnerships operate under restrictions imposed by the pertinent government agencies that limit the cash return available to the Partnership.

                                     PART II
                                     -------

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                                   For the years ended December 31,
                                        ---------------------------------------------------------------------------------
                                            1997              1996             1995             1994             1993
                                        ------------      ------------     ------------     ------------     ------------
Share of income from partnerships       $     19,975      $  5,890,474     $  1,761,512     $  3,036,990     $    759,161
Interest and other income                    339,357           187,470          166,943          201,695          194,736
Expenses                                  (7,982,264)       (8,423,056)     (10,077,802)      (9,081,713)      (9,419,795)
Gain on disposition of investment
 in partnership                            3,282,005         2,081,463               --               --               --
Extraordinary gain from
 extinguishment of debt                    5,473,855         3,015,210               --        3,052,664               --
                                        ------------      ------------     ------------     ------------     ------------

Net income (loss)                       $  1,132,928      $  2,751,561     $ (8,149,347)    $ (2,790,364)    $ (8,465,898)
                                        ============      ============     ============     ============     ============
Net income (loss) allocated to
 Additional Limited Partners (97%)      $  1,098,940      $  2,669,014     $ (7,904,867)    $ (2,706,653)    $ (8,211,921)
                                        ============      ============     ============     ============     ============
Net income (loss) per unit of
 Additional Limited Partnership
 Interest based on 60,000 units
 outstanding                            $      18.32      $      44.48     $    (131.75)    $     (45.11)    $    (136.87)
                                        ============      ============     ============     ============     ============
Cash distribution per unit
 of Additional Limited
 Partnership Interest based
 on 60,000 units outstanding            $      20.00      $       9.65     $         --     $         --     $         --
                                        ============      ============     ============     ============     ============

Total assets                            $ 30,621,494      $ 29,526,962     $ 33,961,256     $ 34,138,522     $ 38,256,363
                                        ============      ============     ============     ============     ============
Total remaining amounts due on
 investments, including accrued
 interest on purchase money
 notes and unpaid purchase price        $ 69,338,319      $ 71,610,833     $ 81,724,496     $ 78,337,884     $ 83,631,738
                                        ============      ============     ============     ============     ============


                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes (the "properties") intended to provide housing to low and moderate income tenants. In conjunction with such government assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

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

     The Managing General Partner has been working to develop a strategy to sell certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to nonprofit purchasers. The Managing General Partner intends to utilize part or all of the Partnership's net proceeds (after a 50% distribution to limited partners) received from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental Housing Assistance Payments (HAP) provided by HUD pursuant to Section 8 HAP contracts. Under Section 8 HAP contracts, HUD guaranteed rental properties a high monthly rental payment for each low and moderate income apartment unit maintained in the complex. Over the years, annual increases have pushed rents on many of the Section 8 HAP contracts above the market rate for comparable non-subsidized properties. In an effort to deal with the increasing burden of funding Section 8 HAP contracts, many of which are now expiring, President Clinton signed into law, effective October 1, 1997, the Fiscal Year 1998 HUD appropriations bill which includes Mark-to-Market legislation. The new legislation allows all Section 8 contracts with rents at (or reduced to) less than 120% of fair market rents which expire between now and September 1998 to be renewed for one year. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by FHA will be subject to the Mark-to-Market legislation.

     Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses.
Each affected property will undergo debt restructuring according to terms determined by an individual property and operations evaluation. This will involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage will be converted to a non-performing but accruing (soft) second mortgage.

     Under current law, the write down of an FHA-insured mortgage under Mark-to-Market would trigger cancellation of debt income to the additional limited partners, a taxable event, even though no actual cash is received.
Additionally, the newly created second mortgage may accrue interest at a lower-than-market rate, thereby generating further taxable "income." Proposals to counter these tax effects have been presented; however, no form of relief has been approved under IRS regulations at this time. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring or potential tax liabilities to the additional limited partners at this time.

     In addition to the above, current HUD legislation no longer funds the Low Income Housing Preservation and Home Ownership Act (LIHPRHA) which had provided property owners with restricted opportunities to sell low income housing. With the discontinuation of the LIHPRHA program and the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, the Managing General Partner remains committed to improving operations, increasing efficiency, maintaining and increasing occupancy, working with state housing agencies where appropriate, and effectively increasing salability of the properties wherever possible.

     The Managing General Partner has developed new strategies to deal with the ever changing environment of affordable housing policy. Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgage may be eligible

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

for pre-payment of the mortgage. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are a few lenders that will provide financing either to prepay the existing mortgage or provide additional funds to allow the property to convert to market-rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1997 the Partnership had approximately 5,500 investors who subscribed to a total of 60,000 units of limited partnership interests in the original amount of $60,000,000. The Partnership originally made investments in 37 Local Partnerships, of which 32 remain at December 31, 1997. The Partnership's liquidity, with unrestricted cash resources of $8,268,903 as of December 31, 1997, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. The Partnership determined that the carrying amount of its cash and cash equivalents approximates fair value. As of March 19, 1998, there are no material commitments for capital expenditures.

     During 1997, 1996 and 1995, the Partnership received cash distributions of $1,372,058, $10,047,625 and $2,142,665, respectively, from the Local
Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $25,513,096 (exclusive of unamortized discount on purchase money notes of $4,969,212) plus accrued interest of $43,671,703 as of December 31, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,726,050 and $1,365,000 originally matured on January 1, 1996 and July 1, 1997, respectively, but were extended. Purchase money notes in an aggregate principal amount of $2,100,000 matured on May 1, 1996 and were not paid or extended, and the purchase money noteholders foreclosed the Partnership's interest in the related Local Partnership. Purchase money notes in an aggregate principal amount of $1,700,000 matured on December 31, 1997 and have not been paid or extended. Purchase money notes in an aggregate principal amount of $2,250,000 mature on August 31, 1998. The remaining purchase money notes mature from 1999 to 2015. See the notes to the consolidated financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships,

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. See the notes to the consolidated financial statements for alternatives relating to specific properties.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1997, 1996 and 1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during 1997 primarily as a result of the sale of Walden Apartments, as discussed in the notes to the consolidated financial statements.

                              Results of Operations
                              ---------------------

1997 versus 1996
----------------

     The Partnership's net income decreased in 1997 from 1996 primarily due to a decrease in share of income from partnerships principally due to the receipt of proceeds during 1996 from the Village Squire I & II and Village Squire III mortgage refinancings which were in excess of the Partnership's investments in the respective Local Partnerships. Contributing to the decrease in the Partnership's net income was an increase in general and administrative expenses due to LIHPRHA processing fees which were paid by the Partnership in connection with the Briar Crest I, Briar Crest II and Briar Hills purchase money note extensions. Partially offsetting the decrease in the Partnership's net income was an increase in extraordinary gain from extinguishment of debt related to the Cedar Valley foreclosure in 1997 which exceeded the gain on the Park Heights extinguishment in 1996, and an increase in gain on disposition of investment in partnership related to the Walden Apartments sale during 1997 versus the Park

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Heights sale in 1996. Also partially offsetting the decrease in the Partnership's net income was a decrease in interest expense due to amortization of imputed interest and the extinguishment of the Village Squire I & II, Village Squire III, Park Heights and Cedar Valley purchase money notes, and an increase in interest and other income due to increased cash and cash equivalents during 1997. See the notes to the consolidated financial statements for additional information pertaining to the Village Squire I & II, and Village Squire III mortgage refinancings, the Briar Crest I, Briar Crest II and Briar Hills purchase money note extensions, the Cedar Valley foreclosure and the Park Heights and Walden Apartments sales.

1996 versus 1995
----------------

     The Partnership's net income increased in 1996 from 1995 primarily due to an increase in share of income from partnerships principally due to the receipt of refinancing proceeds from the Village Squire I & II and Village Squire III mortgages which were in excess of the Partnership's investments in the respective Local Partnerships. Contributing to the increase in the Partnership's net income was the extraordinary gain on the extinguishment of debt related to Park Heights as well as the gain on disposition of the Partnership's investment in Park Heights. Also contributing to the increase in the Partnership's net income was a decrease in interest expense resulting from the retirement of the Park Heights, Village Squire I & II and Village Squire III purchase money notes during 1996. The increase in the Partnership's net income was partially offset by an increase in amortization expense due to the write-down of acquisition fees and property purchase costs during 1996 relating to Cedar Valley in order to record the investment at its net realizable value. See the notes to the consolidated financial statements for additional information pertaining to the Village Squire I & II and Village Squire III mortgage refinancings, the Park Heights sale and the Cedar Valley foreclosure.

     The purchase money notes originated from 1983 through 1985. When they were issued, the market interest rate was approximately 15%, while the stated interest rates ranged from 9% to 12%. The notes were discounted as required by Generally Accepted Accounting Principles, and a simple/compound method was used at the stated interest rate for tax purposes, and the compound method at the market interest rate was used for book purposes. As the book interest is being compounded, the interest expense for book purposes will eventually surpass the interest expense for tax purposes, thereby reducing the discount and increasing the interest expense. In fiscal year 1997, all properties, except O'Farrell, with purchase money notes had book interest which exceeded the tax interest. This increase in interest expense and the resulting reduction in the discount are expected to continue in future years.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from Local Partnerships for the years ended December 31, 1997, 1996 and 1995 did not include losses of $493,207, $655,126 and $822,642, respectively. The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Distributions of $480,770, $4,891,762 and $287,289 received from nine, nine and six Local Partnerships during 1997, 1996 and 1995, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

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

     The following table reflects the combined rental revenues of the properties for the five years ended December 31, 1997. Combined rental revenue amounts for years prior to 1997 have been adjusted to reflect property sales and foreclosure in 1997 and 1996, as discussed in the notes to the consolidated financial statements.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                         For the year ended December 31,
                       ----------------------------------------------------------------------------------------------
                          1997                 1996               1995                  1994                 1993
                       -----------          -----------        -----------           -----------          -----------
Combined Rental
  Revenue              $29,843,989          $29,665,245        $29,009,229           $28,216,179          $27,072,382

Annual Percentage
  Increase                           0.60%               2.26%               2.81%                4.22%


                            Year 2000 Computer Issue
                            ------------------------

     The Year 2000 ("Y2K") Computer Issue refers to the inability of many computer systems in use today to recognize "00" in the date field as the year 2000 and to recognize the year 2000 as a leap year. The Y2K problem arose because, for many years, computer software programs, including programs embedded in hardware, utilized only the last two digits to specify the year with the assumption that the first two digits were "19." As a result, such programs may not be able to recognize and process dates beyond 1999; rather they may recognize and process "00," "01," "02,", etc., incorrectly as 1900, 1901, 1902, instead of as 2000, 2001, 2002. In the opinion of computer experts, this could cause such programs to create erroneous results, malfunction, or fail completely unless corrective measures are taken.

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. The Managing General Partner is studying what actions will be necessary to make its computer systems Year 2000 compliant; certain upgrades are already scheduled. The expense associated with these actions cannot presently be determined, but the Managing General Partner does not expect it to be material.


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

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 61, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 51, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Ronald W. Thompson, 51, is Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.









                                      III-1

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Susan R. Campbell, 39, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 42, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is incorporated herein by reference to Notes 3 and 4 of the notes to the consolidated financial statements contained in Part IV, Item 14.

     (h)  Termination of employment and change in control arrangements.

          None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding partnership units at December 31, 1997.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1997, by each director

                                      III-2

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











                                      III-3

                                    PART III
                                    --------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
               FORM 8-K
               --------

     (a) 1.    Financial Statements                                   Page
               --------------------                                   ----

               Report of Independent Certified Public Accountants -
                 Capital Realty Investors-III Limited
                 Partnership                                          IV-4

               Reports of Independent Certified Public Accountants -
                 Local Partnerships in which Capital
                 Realty Investors-III Limited
                 Partnership has invested                             IV-5

               Consolidated Balance Sheets as of December 31,
                 1997 and 1996                                        IV-6

               Consolidated Statements of Operations for the
                 years ended December 31, 1997, 1996 and 1995         IV-7

               Consolidated Statements of Changes in
                 Partners' Deficit for the years
                 ended December 31, 1997, 1996 and 1995               IV-8

               Consolidated Statements of Cash Flows for the
                 years ended December 31, 1997, 1996 and 1995         IV-9

               Notes to Consolidated Financial Statements             IV-10

     (a) 2.    Financial Statement Schedules
               -----------------------------

               Included in Part IV of this report are the following schedules for the year ended December 31, 1997, which are applicable to the Local Partnerships in which Capital Realty Investors-III Limited Partnership has invested:

               Report of Independent Certified Public
                 Accountants on Financial Statement Schedule          IV-27

               Schedule  III - Real Estate and Accumulated
                 Depreciation                                         IV-28

               The remaining schedules are omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

     (a) 3. Exhibits (listed according to the number assigned to the table in Item 601 of Regulation S-K)

               Exhibit No. 3.  - Articles of Incorporation and bylaws

               a. Certificate of Limited Partnership of Capital Realty Investors-III Limited Partnership. (Incorporated by reference from Exhibit 4 to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
               FORM 8-K - Continued
               --------

               Exhibit No. 4.- Instruments defining rights of security holders including indentures

               a. Limited Partnership Agreement of Capital Realty Investors-III Limited Partnership. (Incorporated by reference from Exhibit 4 to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

               Exhibit No. 10.  -  Material contracts

               a. Management Services Agreement between CRI and Capital Realty Investors-III Limited Partnership. (Incorporated by reference from Exhibit 10B to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

               Exhibit No. 27 - Financial Data Schedule

               Exhibit No. 99 - Additional Exhibits

               a. Prospectus of the Partnership, dated May 6, 1983 (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983).

     (b)       Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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


                         CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                         by: C.R.I., Inc.
                             Managing General Partner



March 30, 1998               by: /s/ William B. Dockser
-----------------                ---------------------------------
DATE                             William B. Dockser, Director,
                                   Chairman of the Board,
                                   and Treasurer
                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 30, 1998               by: /s/ H. William Willoughby
-----------------                ---------------------------------
DATE                             H. William Willoughby,
                                   Director, President
                                   and Secretary





March 30, 1998               by: /s/ Michael J. Tuszka
-----------------                ---------------------------------
DATE                             Michael J. Tuszka
                                   Vice President
                                   and Chief Accounting Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                                PUBLIC ACCOUNTANTS
                               -------------------

To the Partners
Capital Realty Investors-III Limited Partnership

     We have audited the consolidated balance sheets of Capital Realty Investors-III Limited Partnership (a Maryland limited partnership) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income or loss from these Local Partnerships constitutes $460,795 of losses, $998,712 and $1,402,971 of income in 1997, 1996 and 1995, respectively, included in the Partnership's net income or loss. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-III Limited Partnership as of December 31, 1997 and 1996, and the consolidated results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


                                                              Grant Thornton LLP

Vienna, VA
March 19, 1998

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                  HAS INVESTED*



* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-III Limited Partnership has invested were filed in paper format under Form SE on March 26, 1998, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted January 22, 1998.

                 CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                       December 31,
                                                                                              -------------------------------
                                                                                                 1997                1996
                                                                                              ------------       ------------
Investments in and advances to partnerships                                                   $ 21,304,841       $ 24,456,529
Cash and cash equivalents                                                                        8,268,903          3,942,254
Acquisition fees, principally paid to related parties, net
  of accumulated amortization of $450,706 and $475,794,
  respectively                                                                                     519,717            572,045
Property purchase costs, net of accumulated amortization of
  $419,846 and $425,423, respectively                                                              508,863            550,713
Other assets                                                                                        19,170              5,421
                                                                                              ------------       ------------

      Total assets                                                                            $ 30,621,494       $ 29,526,962
                                                                                              ============       ============



                       LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                                            $ 20,663,428       $ 19,552,892
Accrued interest payable                                                                        43,705,679         43,663,393
Accounts payable and accrued expenses                                                              102,803             94,221
Consulting fees payable to related parties                                                          42,500             42,500
                                                                                              ------------       ------------
      Total liabilities                                                                         64,514,410         63,353,006
                                                                                              ------------       ------------

Commitments and contingencies

Partners' capital (deficit):
  Capital paid in:
    General Partners                                                                                 2,000              2,000
    Limited Partners                                                                            60,001,500         60,001,500
                                                                                              ------------       ------------
                                                                                                60,003,500         60,003,500
  Less:
    Accumulated distributions to partners                                                       (3,488,481)        (2,288,681)
    Offering costs                                                                              (6,156,933)        (6,156,933)
    Accumulated losses                                                                         (84,251,002)       (85,383,930)
                                                                                              ------------       ------------
      Total partners' deficit                                                                  (33,892,916)       (33,826,044)
                                                                                              ------------       ------------

      Total liabilities and partners' deficit                                                 $ 30,621,494       $ 29,526,962
                                                                                              ============       ============


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                  CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       For the years ended December 31,
                                                                                --------------------------------------------
                                                                                   1997             1996            1995
                                                                                -----------      -----------     -----------
Share of income from partnerships                                               $    19,975      $ 5,890,474     $ 1,761,512
                                                                                -----------      -----------     -----------
Other revenue and expenses:
   Revenue
     Interest and other income                                                      339,357          187,470         166,943
                                                                                -----------      -----------     -----------
   Expenses
     Interest                                                                     7,240,312        7,758,316       9,462,914
     Management fee                                                                 300,000          300,000         300,000
     General and administrative                                                     281,283          161,362         132,791
     Professional fees                                                               96,469           93,987         111,985
     Amortization                                                                    64,200          109,391          70,112
                                                                                -----------      -----------     -----------
                                                                                  7,982,264        8,423,056      10,077,802
                                                                                -----------      -----------     -----------
       Total other revenue and expenses                                          (7,642,907)      (8,235,586)     (9,910,859)
                                                                                -----------      -----------     -----------

Loss before gain on disposition of investment in
  partnership                                                                    (7,622,932)      (2,345,112)     (8,149,347)
                                                                                -----------      -----------     -----------

Gain on disposition of investment in partnership                                  3,282,005        2,081,463              --
                                                                                -----------      -----------     -----------

Loss before extraordinary gain from
  extinguishment of debt                                                         (4,340,927)        (263,649)     (8,149,347)
                                                                                -----------      -----------     -----------

Extraordinary gain from extinguishment of debt                                    5,473,855        3,015,210              --
                                                                                -----------      -----------     -----------

Net income (loss)                                                               $ 1,132,928      $ 2,751,561     $(8,149,347)
                                                                                ===========      ===========     ===========

Net income (loss) allocated to General Partners (1.51%)                         $    17,107      $    41,549     $  (123,055)
                                                                                ===========      ===========     ===========

Net income (loss) allocated to Initial and Special Limited
  Partners (1.49%)                                                              $    16,881      $    40,998     $  (121,425)
                                                                                ===========      ===========     ===========

Net income (loss) allocated to Additional Limited Partners (97%)                $ 1,098,940      $ 2,669,014     $(7,904,867)
                                                                                ===========      ===========     ===========

Net income (loss) per unit of Additional Limited Partnership Interest
  based on 60,000 units outstanding                                             $     18.32      $     44.48     $   (131.75)
                                                                                ===========      ===========     ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                  CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT




                                                                Initial and
                                                                  Special          Additional
                                              General             Limited           Limited
                                              Partners            Partners          Partners           Total
                                             -----------        -----------       ------------      ------------
Partners' deficit, January 1, 1995           $(1,229,078)       $(1,213,467)      $(25,406,713)     $(27,849,258)

  Net loss                                      (123,055)          (121,425)        (7,904,867)       (8,149,347)
                                             -----------        -----------       ------------      ------------

Partners' deficit, December 31, 1995          (1,352,133)        (1,334,892)       (33,311,580)      (35,998,605)

Distribution of $9.65 per Additional
  Limited Partnership Interest                        --                 --           (579,000)         (579,000)


  Net income                                      41,549             40,998          2,669,014         2,751,561
                                             -----------        -----------       ------------      ------------

Partners' deficit, December 31, 1996         $(1,310,584)       $(1,293,894)      $(31,221,566)     $(33,826,044)

Distribution of $20.00 per Additional
  Limited Partnership Interest                        --                 --         (1,199,800)       (1,199,800)

  Net income                                      17,107             16,881          1,098,940         1,132,928
                                             -----------        -----------       ------------      ------------

Partners' deficit, December 31, 1997         $(1,293,477)       $(1,277,013)      $(31,322,426)     $(33,892,916)
                                             ===========        ===========       ============      ============





















                     The accompanying notes are an integral
                part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the years ended December 31,
                                                                              ----------------------------------------------
                                                                                  1997             1996             1995
                                                                              ------------     ------------     ------------
Cash flows from operating activities:
  Net income (loss)                                                           $  1,132,928     $  2,751,561     $ (8,149,347)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of income from partnerships                                              (19,975)      (5,890,474)      (1,761,512)
    Gain on disposition of investment in partnership                            (3,282,005)      (2,081,463)              --
    Extraordinary gain from extinguishment of debt                              (5,473,855)      (3,015,210)              --
    Payment of purchase money note interest                                       (397,732)      (3,137,083)      (1,516,680)
    Amortization of discount on purchase money notes                             3,425,336        3,484,686        4,559,622
    Amortization of deferred costs                                                  64,200          109,391           70,112

    Changes in assets and liabilities:
      (Increase) decrease in other assets                                          (13,749)           1,984          (58,960)
      Increase in accrued interest payable                                       3,813,871        4,273,630        4,903,292
      Increase in accounts payable                                                   8,582           22,122           25,847
                                                                              ------------     ------------     ------------
        Net cash used in operating activities                                     (742,399)      (3,480,856)      (1,927,626)
                                                                              ------------     ------------     ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                     1,372,058       10,047,625        2,142,665
  Proceeds from disposition of investment in partnership                         5,111,590        3,292,472               --
                                                                              ------------     ------------     ------------
        Net cash provided by investing activities                                6,483,648       13,340,097        2,142,665
                                                                              ------------     ------------     ------------

Cash flows from financing activities:
  Distributions to Additional Limited Partners                                  (1,199,800)        (579,000)              --
  Pay-off of purchase money notes and related interest                                  --       (8,235,000)              --
  Payment of purchase money note principal                                        (214,800)              --               --
                                                                              ------------     ------------     ------------
        Net cash used in financing activities                                   (1,414,600)      (8,814,000)              --
                                                                              ------------     ------------     ------------

Net increase in cash and cash equivalents                                        4,326,649        1,045,241          215,039

Cash and cash equivalents, beginning of year                                     3,942,254        2,897,013        2,681,974
                                                                              ------------     ------------     ------------

Cash and cash equivalents, end of year                                        $  8,268,903     $  3,942,254     $  2,897,013
                                                                              ============     ============     ============


Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                                      $   397,732      $  3,137,083     $  1,516,680
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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-III Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983 and shall continue until December 31, 2037, unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted or conventionally financed apartment properties located throughout the United States, which provide housing principally to the elderly and/or to individuals and families of low or moderate income.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner is Rockville Pike Associates Limited Partnership-III, a limited partnership which includes certain officers and former employees of CRI or its affiliates. The Special Limited Partner is Two Broadway Associates II, a limited partnership comprised of an affiliate and employees of Merrill Lynch, Pierce, Fenner & Smith, Incorporated.

          The Partnership sold 60,000 units at $1,000 per unit of Additional Limited Partnership Interest through a public offering. The offering period was terminated in January 1984.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

     c.   Principles of consolidation
          ---------------------------

          These financial statements include the accounts of five intermediary limited partnerships which have invested in five Local Partnerships which own and operate government assisted or conventionally financed apartment properties.

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1997 and 1996, the Partnership's share of cumulative losses of nine and eleven, respectively, of the Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $5,384,969 and $12,026,985, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     the accompanying consolidated financial statements. As of December 31, 1997 and 1996, cumulative cash distributions of $5,372,532 and $4,891,762, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

     e.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits, repurchase agreements and commercial paper with original maturities of three months or less.

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

     h.   Use of estimates
          ----------------

          In preparing financial statements in conformity with generally accepted accounting principles, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     i.   Reclassifications
          -----------------

          Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

     j.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 1997, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

          The balance sheet carrying amounts for cash and cash equivalents approximate estimated fair values of such assets.

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


2.   INVESTMENTS IN PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of December 31, 1997 and 1996, the Partnership held limited partnership interests in thirty-two and thirty-four Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly and to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships were as follows.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                December 31,
                                        -------------------------
                                           1997          1996
                                        -----------   -----------
     Due to local general partners      $   119,544   $   119,544
     Purchase money notes due in:
       1996                                      --     3,826,070
       1997                               1,700,000     3,065,000
       1998                               2,250,000     2,250,000
       1999                              18,979,500    17,614,500
       2000                                      --            --
       2001                                 750,000       750,000
       2002                               1,511,270            --
       Thereafter                           322,326       322,326
     Less:  unamortized discount         (4,969,212)   (8,394,548)
                                        -----------   -----------
            Total                       $20,663,428   $19,552,892
                                        ===========   ===========

          The amounts due to local general partners will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreements.

          The purchase money notes have stated interest rates ranging from 9% to 12%, certain of which are compounded annually. Unamortized discounts are based on an imputed interest rate of 15% to reflect market interest rates which prevailed when the notes were issued. The resulting discount has been recorded by the Partnership and is being amortized to interest expense over the life of the respective purchase money notes using the effective interest method. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,726,050 and $1,365,000 originally matured on January 1, 1996 and July 1, 1997, respectively, but were extended. Purchase money notes in an aggregate principal amount of $2,100,000 matured on May 1, 1996 and were not paid or extended, and the purchase money noteholders foreclosed the Partnership's interest in the related Local Partnership. Purchase money notes in an aggregate principal amount of $1,700,000 matured on December 31, 1997 and have not been paid or extended. Purchase money notes in an aggregate principal amount of $2,250,000 mature on August 31, 1998. The remaining purchase money notes mature from 1999 to 2015.

          The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     resulting uncertainty regarding the Partnership's continued ownership interest of the related Local Partnerships does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership.

          Interest expense on the unpaid purchase price and the Partnership's purchase money notes for the years ended December 31, 1997, 1996 and 1995 was $7,240,312, $7,758,316 and $9,462,914, respectively. The accrued interest on the purchase money notes of $43,671,703, $43,629,417, as of December 31, 1997 and 1996, respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

                 Bartley Manor, Village Square and Village Green
                ------------------------------------------------

          In September 1994, the Partnership modified purchase money notes totaling $1,365,000 relating to Bartley Manor, Village Square and Village Green. In accordance with the modification agreement, the Partnership paid an aggregate of $100,000 in accrued interest, and the maturity dates for the notes were extended from February 1994 to July 1, 1997. On July 1, 1997, the Partnership defaulted on the purchase money notes relating to these Local Partnerships when the notes matured and were not paid. The default amount included principal and accrued interest aggregating $1,365,000 and $2,185,356, respectively. During 1997, the Managing General Partner and the purchase money noteholders reached an agreement to extend the purchase money notes until October 1, 1999. In connection with the extension agreements, in August 1997, the Partnership made interest payments of $51,282, $28,571 and $20,147 to the purchase money noteholders related to Bartley Manor, Village Square and Village Green, respectively. Pursuant to the extension agreements, the Partnership will make interest payments on the purchase money notes of 100% of all annual cash flow distributions received from the related Local Partnerships to the purchase money noteholders. The Partnership did not receive any cash flow distributions from the related Local Partnerships for the years ended December 31, 1997, 1996 and 1995.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

           Briar Crest I, Briar Crest II, Briar Hills and Indian Hills
           -----------------------------------------------------------

          The Partnership defaulted on its purchase money notes relating to Briar Crest I, Briar Crest II, Briar Hills and Indian Hills on January 1, 1996 when the notes matured and were not paid. On April 1, 1997, the Partnership and the purchase money noteholders related to Briar Crest I, Briar Crest II and Briar Hills entered agreements extending the purchase money note maturity dates until January 1, 2002. On July 17, 1997, the Partnership and the purchase money noteholders related to Indian Hills entered into an agreement extending the purchase money note maturity dates until January 1, 2002. In connection with the extension agreements, the Partnership made principal payments of $55,000, $54,800, $55,000 and $50,000 to the purchase money noteholders related to Briar Crest I, Briar Crest II, Briar Hills and Indian Hills, respectively. Additionally,the Partnership paid $30,243, $34,391, $36,380 and $14,484 to reimburse the purchase money noteholders and related entities for Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) processing and legal fees previously incurred on behalf of Briar Crest I, Briar Crest II, Briar Hills and Indian Hills, respectively. Pursuant to the extension agreements, the Partnership will make interest payments on the purchase money notes from 70% of all annual cash flow distributions received from the related Local Partnerships to the purchase money noteholders. The Partnership did not receive any cash flow distributions from the related Local Partnerships for the years ended December 31, 1997, 1996 and 1995.

                                  Cedar Valley
                                  ------------

          The Partnership defaulted on its purchase money notes relating to Cedar Valley on May 1, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,166,710, respectively. The Managing General Partner and the purchase money noteholders agreed to extend the purchase money notes until January 1997. On January 16, 1997, the purchase money noteholders foreclosed on the Partnership's interest in Cedar Valley. As a result of the foreclosure on the Partnership's interest in Cedar Valley, the purchase money noteholders assumed ownership of the Partnership's interest in the Local Partnership. The Partnership's loss of ownership interest in Cedar Valley did not impact the Partnership's financial condition because the related purchase money notes were nonrecourse and secured solely by the Partnership's interest in Cedar Valley. The Partnership's investment in Cedar Valley had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Cedar Valley were fully amortized as of December 31, 1996, in order to record the investment at its net realizable value. The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in Cedar Valley resulted in a net financial statement gain of approximately $5.5 million during 1997. The federal tax gain was approximately $5.8 million.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                  Park Heights
                                  ------------

          In conjunction with the sale of the property, on February 2, 1996, the Partnership paid the purchase money note relating to Park Heights Towers Limited Partnership (Park Heights) at a discount, as discussed below.

                                  Rolling Green
                                  -------------

          The purchase money notes related to Roberts Milford Associates (Rolling Green), which aggregate a principal amount of $2,250,000, are due to mature on August 31, 1998. The Managing General Partner is currently negotiating an extension on the purchase money notes related to Rolling Green, subject to obtaining a satisfactory refinancing of the mortgage loans related to the Local Partnership. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency (MHFA) and HUD Section 236 interest rate subsidized mortgage loan related to this property. The parties have signed a term sheet to restructure the deal, and as of March 19, 1998, the parties are working toward a finalized agreement. There is no assurance that a finalized agreement will be reached or that a satisfactory refinancing will occur. Accordingly, there is no assurance that the Partnership will be able to retain its interest in this Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in this Local Partnership does not impact the Partnership's financial condition, as discussed above.

                   Village Squire I & II and Village Squire III
                  --------------------------------------------

          On March 1, 1996, the local general partner of Village Squire I & II and Village Squire III refinanced the loans secured by first mortgages on the respective properties. On March 1, 1996, proceeds provided to the Partnership from the refinancings, along with an advance of approximately $560,000 from existing Partnership cash resources, were used to pay the related purchase money note obligations. This advance was subsequently repaid by the Local Partnership during 1996. The refinancing proceeds received by the Partnership exceeded the Partnership's investment in the respective Local Partnerships by approximately $4.1 million, and are included in share of income from partnerships in the consolidated statements of operations.

                               Winchester Gardens
                               ------------------

          The Partnership defaulted on its purchase money notes relating to Winchester Gardens on December 31, 1997 when the notes matured and were not paid. The defaulted amount included principal and accrued interest of $1.7 million and $2,995,648, respectively. As of March 19, 1998, principal and accrued interest totaling $1.7 million and $3,059,791, respectively, were due. The Managing General Partner is negotiating with the purchase money noteholders of Winchester Gardens for an extension on the related purchase money notes. There is no assurance that an agreement will be reached. Due to the uncertainty of a satisfactory resolution with the purchase money

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     noteholders related to Winchester Gardens, there is no assurance that the Partnership will be able to retain its interest in this Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in this Local Partnership does not impact the Partnership's financial condition, as discussed above.

     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------
               made by Local Partnerships
               --------------------------

          The Partnership has a 96% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invests in the Local Partnership. The Partnership received cash distributions from the rental operations of the Local Partnerships totaling $1,372,058, $10,047,625 and $2,142,665 during the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997 and 1996, thirty and twenty-six, respectively, of the Local Partnerships had surplus cash, as defined by their respective agencies, in the amounts of $1,984,688 and $2,044,904, respectively, which may be available for distribution in accordance with their respective agencies' regulations.

          The cash distributions to the Partnership from the operations of the rental properties may be limited by U. S. Department of Housing and Urban Development (HUD) regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

          Upon sale or refinancing of a property owned by a Local Partnership, or upon the liquidation of a Local Partnership, the proceeds from such sale, refinancing or liquidation shall be distributed in accordance with the respective provisions of each Local Partnership's partnership agreement. In accordance with such provisions, the Partnership would receive from such proceeds its respective percentage interest of any remaining proceeds, after payment of (1) all debts and liabilities of the Local Partnership and certain other items, (2) the Partnership's capital contributions plus certain specified amounts as outlined in each partnership agreement, and (3) certain special distributions to general partners and related entities of the Local Partnership.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     c.   Property matters
          ----------------

                                  Park Heights
                                  ------------

          On February 2, 1996, Park Heights, a 180 unit apartment complex located in Rochester, Minnesota was sold. The sale of the property generated net sufficient proceeds to the Partnership to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale resulted in a net financial statement gain in 1996 of approximately $5.1 million, of which approximately $3 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $7.1 million.

                      Tyee, Victorian Towers and Walsh Park
                      -------------------------------------

          During 1997, the local managing general partners of Tyee Associates Limited Partnership (Tyee Apartments), Victorian Towers Associates (Victorian Towers) and Walsh Park Associates Limited Partnership (Walsh
     Park) have received offers from third parties to purchase the respective properties. The local managing general partners of these Local Partnerships have rejected these purchase offers.

                                Walden Apartments
                               ------------------

          On July 2, 1997, New Fifth Lakewood Associates Limited Partnership (Walden Apartments) sold the property. The sale of the property generated net cash proceeds to the Partnership of approximately $4.6 million at closing. Subsequent to closing, the Partnership received additional funds totaling $602,930 related to the Partnership's share of the release of funds held in security deposits, insurance accounts, real estate tax escrows and other accounts. Also, subsequent to closing, the Partnership paid $75,523 as of March 19, 1998 related to outstanding expense invoices of the Local Partnership. The sale resulted in an estimated net financial statement gain of approximately $1.7 million. The federal tax gain was approximately $8.784 million.

     d.   Affordable housing legislation
          ------------------------------

          President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The new legislation allows all
     Section 8 contracts with rents at (or reduced to) less than 120% of fair market rents which expire between now and September 1998 to be renewed for one year. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by FHA will be subject to the Mark-to-Market legislation.

          Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. Each affected property will undergo debt restructuring according

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     to terms determined by an individual property and operations evaluation. This will involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage will be converted to a non-performing but accruing
     (soft) second mortgage. The Section 8 HAP contracts for the following properties expire during the government's fiscal year 1998.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                                                     Units
                                                                 Authorized for           Expiration of
                                          Number of             Rental Assistance           Section 8
       Property                          Rental Units            Under Section 8          HAP Contract
       --------                          ------------           -----------------         -------------
       Bartley Manor                          70                       69                    07/31/98
       Briar Crest I                          53                       53                    06/30/98
       Briar Crest II                         49                       49                    06/30/98
       Briar Hills                            50                       33                    09/30/98
       Greeley Manor                         128                      119                    11/01/98
       Highland Manor                        111                      111                    02/08/98
       Indian Hills Townhouses                40                       24                    09/30/98
       Tyee Apartments                       100                       56                    07/31/98
       Village Green                          36                       36                    09/30/98
       Village Square                         48                       48                    09/30/98
       Winchester Gardens Apartments         206                      202                    08/31/98
       Woodside Village                      180                      114                    08/31/98


          With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. It is difficult to predict the impact on the Local Partnerships and the resulting impact on the Partnership at this time.

     e.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships at December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 follows.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                             COMBINED BALANCE SHEETS

                                                                                                    December 31,
                                                                                         ---------------------------------
                                                                                             1997                 1996
                                                                                         ------------         ------------
Rental property, at cost, net of accumulated depreciation
  of $71,585,566 and $73,063,135, respectively                                           $ 81,220,273         $ 93,786,201

 Land and land improvements                                                                13,618,320           14,582,655
 Other assets                                                                              18,688,569           18,790,710
                                                                                         ------------         ------------
      Total assets                                                                       $113,527,162         $127,159,566
                                                                                         ============         ============

Mortgage notes payable                                                                   $103,331,776         $110,454,384
Other liabilities                                                                           8,946,178           10,228,071
                                                                                         ------------         ------------
      Total liabilities                                                                   112,277,954          120,682,455

Partners' capital                                                                           1,249,208            6,477,111
                                                                                         ------------         ------------
      Total liabilities and partners' capital                                            $113,527,162         $127,159,566
                                                                                         ============         ============

                       COMBINED STATEMENTS OF OPERATIONS

                                                                                For the years ended December 31,
                                                                    -------------------------------------------------------
                                                                        1997                 1996                 1995
                                                                    ------------         ------------         ------------
Revenue:
  Rental                                                            $ 31,459,037         $ 33,417,794         $ 33,256,209
  Interest                                                               716,736              674,147              695,422
  Other                                                                  787,654              773,800              748,368
                                                                    ------------         ------------         ------------
      Total revenue                                                   32,963,427           34,865,741           34,699,999
                                                                    ------------         ------------         ------------
Expenses:
  Operating                                                           19,596,085           21,006,072           20,943,312
  Interest                                                             8,913,090            7,538,528            7,085,360
  Depreciation                                                         5,308,139            5,546,213            5,749,135
  Amortization                                                            58,878               54,725               33,047
                                                                    ------------         ------------         ------------
       Total expenses                                                 33,876,192           34,145,538           33,810,854
                                                                    ------------         ------------         ------------
Net (loss) income                                                   $   (912,765)        $    720,203         $    889,145
                                                                    ============         ============         ============

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     f.   Reconciliation of the Local Partnerships' financial statement net
          -----------------------------------------------------------------
               (loss) income to taxable loss
               -----------------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (1) certain revenue and the related assets are recorded when received rather than when earned; (2) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (3) a shorter life is used to compute depreciation on the property as permitted by Internal Revenue Service (IRS) Regulations. These returns are subject to examination and, therefore, possible adjustment by the IRS.

          A reconciliation of the Local Partnerships' financial statement net
     (loss) income reflected above to taxable loss follows.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                                               For the years ended December 31,
                                                                    ------------------------------------------------------
                                                                        1997                 1996                 1995
                                                                    ------------         ------------         ------------
Financial statement net (loss) income                               $   (912,765)        $    720,203         $    889,145

Adjustments:
  Additional tax depreciation using accelerated
    methods, net of depreciation on construction
    period expenses capitalized for financial
    statement purposes                                                (2,122,629)          (3,169,569)          (3,413,758)

  Amortization for financial statement purposes not
    deducted for income tax purposes                                      48,379               49,756               25,569

  Interest expense on discounted mortgage loan                         1,562,764                   --                   --

  Miscellaneous, net                                                      11,357               49,021                2,199
                                                                    ------------         ------------         ------------
Taxable loss                                                        $ (1,412,894)        $ (2,350,589)        $ (2,496,845)
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1997, 1996 and 1995, the Partnership paid $103,258, $113,632 and $77,544, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. The amount of the Management Fee shall be equal to .25% of invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:

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

For each of the years ended December 31, 1997, 1996 and 1995, the Partnership paid the Managing General Partner a Management Fee of $300,000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates earned net fees for services relating to the sale of the Partnership's interest in the Park Heights Towers Local Partnership of $117,028 on February 2, 1996. As of December 31, 1997, $42,500 of these fees had not been paid and were accordingly classified as consulting fees payable to related parties in the accompanying financial statements. On March 25, 1998, these fees were paid.


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

     All profits and losses prior to the first date on which Additional Limited Partners were admitted were allocated 98.49% to the Initial Limited Partners and 1.51% to the General Partners. Upon admission of the Special Limited Partner and the Additional Limited Partners, the interest of the Initial Limited Partners was reduced to .49%. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the projects or their rental properties which are not reinvested shall be distributed and applied as follows:

       (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliate; such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
      (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
     (iii) to each partner in an amount equal to the positive balance in his capital account as of the date of the sale or refinancing, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale or refinancing and allocated pursuant to the Partnership Agreement;
      (iv) to the limited partners (A) an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

               distributions other than prior distributions of sale and refinancing proceeds, plus (B) an additional amount equal to a cumulative noncompounded 6% return on each limited partners' capital contribution, reduced, but not below zero, by (1) an amount equal to 50% of the losses for tax purposes plus tax credits allocated to such limited partner and (2) distributions of net cash flow to each limited partner, such return, losses for tax purposes and net cash flow distributions commencing on the first day of the month in which the capital contribution was made;
        (v) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
       (vi) to the General Partners in the amount of their capital contributions;
      (vii) thereafter, for their services to the Partnership, in equal shares to certain general partners (or their designees), whether or not any is then a general partner, an aggregate fee of 1% of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such 1% fee was not paid to the General Partners or their designees; and,
     (viii) the remainder, 12% to the General Partners (or their assignees), 3% to the Special Limited Partner and 85% to the Initial and Additional Limited Partners (or their assignees).

     Fees payable to certain general partners (or their designees) under (vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment properties.

     In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates earned net fees for services relating to the sale of the Partnership's interest in the Park Heights Towers Local Partnership of $117,028 on February 2, 1996. As of December 31, 1997, $42,500 of these fees had not been paid and were accordingly classified as consulting fees payable to related parties in the accompanying financial statements. On March 25, 1998, these fees were paid.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, .49% to the Initial Limited Partner and 1.51% to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. As defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had cash available for distribution of approximately $414,000, $1,000,000 and $250,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

     On November 10, 1997, the Managing General Partner distributed approximately $1.2 million ($20.00 per Additional Limited Partnership Unit) to the Additional Limited Partners from the proceeds of the sale of Walden Apartments, to holders of record as of September 30, 1997. On April 30, 1996, the Partnership distributed $579,000 ($9.65 per Additional Limited Partnership unit) to the Additional Limited Partners from the proceeds of the sale of Park Heights. No distributions were declared or paid by the Partnership during 1995. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships.


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME
          (LOSS) TO TAXABLE INCOME (LOSS)

     For federal income tax purposes, the Partnership reports on a basis whereby: (1) certain expenses are amortized rather than expensed when incurred;
(2) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (3) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2g), including losses in excess of related investment amounts. In addition, adjustments arising from the imputation of interest on the Partnership's purchase money notes for financial reporting purposes are eliminated for income tax purposes (see Note 2a). These returns are subject to audit and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net income (loss) to taxable income (loss) follows.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME
          (LOSS) TO TAXABLE INCOME (LOSS) - Continued

                                                                                   For the years ended December 31,
                                                                           --------------------------------------------------
                                                                               1997                1996             1995
                                                                           ------------        ------------     ------------
Financial statement net income (loss)                                      $  1,132,928        $  2,751,561     $ (8,149,347)

  Adjustments:
    Differences between the income tax gains (losses)
      and financial statement gains (losses) related
      to the Partnership's equity in the Local Partnerships'
      losses                                                                  8,698,372         (10,312,584)      (5,112,498)

    Difference in extraordinary gain from extinguishment
      of debt                                                                   321,663                  --       (1,050,000)

    Costs amortized over a shorter period for income tax purposes               (38,722)            (16,698)         (82,742)

    Effect of imputed interest on purchase money notes for financial
       statement purposes                                                     3,409,011           3,538,365        4,570,051
                                                                           ------------        ------------     ------------
  Taxable income (loss)                                                    $ 13,523,252        $ (4,039,356)    $ (9,824,536)
                                                                           ============        ============     ============


                          FINANCIAL STATEMENT SCHEDULE

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
              -----------------------------------------------------
                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------


To the Partners
Capital Realty Investors-III Limited Partnership


     In connection with our audits of the consolidated financial statements of Capital Realty Investors-III Limited Partnership referred to in our report dated March 19, 1998, which is included in this Form 10-K, we have also audited
Schedule III as of December 31, 1997, 1996 and 1995. We did not audit the financial statements for certain Local Partnerships in 1997, 1996 and 1995, which are accounted for as described in Note 1d. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                            Grant Thornton LLP


Vienna, VA
March 19, 1998

                 CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
         LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-III LIMITED
                             PARTNERSHIP HAS INVESTED
                                 December 31, 1997

       COL. A                   COL. B                          COL. C                                     COL. D
--------------------           -------             -------------------------------            -------------------------------
                                                               Initial                              Costs Capitalized
                                                            Cost to Local                               Subsequent
                                                             Partnership                              to Acquisition
                                                   -------------------------------            -------------------------------
                                                                        Building
    Description                Encum-                                     and                 Improvements/        Carrying
Operating Properties           brances                Land            Improvements             (Deletions)         Costs (B)
--------------------           -------             -----------        ------------            ------------        -----------
Arboretum Village                (A)               $ 1,165,630        $  9,319,370            $  3,240,213        $        --
 Lisle, IL
 (308 units-family
 apartment complex)

Monterey/Hillcrest               (A)                 1,332,233           2,168,760              13,096,588            468,293
 Apartments
 Waukesha, WI
 (300 units-family
 apartment complex)

O'Farrell Towers                 (A)                   950,000           1,680,000               8,367,518              5,988
  San Francisco, CA
  (101 units-elderly
  apartment complex)

Rolling Green                    (A)                   550,000           8,926,785               2,653,926                 --
  at Milford
  Milford, MA
  (304 units-family
  apartment complex)

Victorian Towers                 (A)                   634,387           7,676,587                 234,643                 --
  Cape May, NJ
  (205 units-elderly
  apartment complex)

Village Squire I & II            (A)                   942,500           8,864,440                (230,400)                --
  Canton, MI                                       -----------        ------------            ------------        -----------
  (377 units-family
  apartment complex)

     Sub-total                                       5,574,750          38,635,942              27,362,488            474,281
                                                   -----------        ------------            ------------        -----------

Aggregate of remaining
 properties (26) which are
 individually less than
 5% of the total of
 Column E                        (A)                 6,372,866          64,185,039              23,791,724             27,069
                                                   -----------        ------------            ------------        -----------
     Total                                         $11,947,616        $102,820,981            $ 51,154,212        $   501,350
                                                   ===========        ============            ============        ===========

                  CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
           LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-III LIMITED
                        PARTNERSHIP HAS INVESTED - Continued
                                December 31, 1997

       COL. A                              COL. E                             COL. F      COL. G    COL. H         COL. I
--------------------     -------------------------------------------       ------------   -------   -------   ----------------
                                    Gross amount at which                                                       Life upon
                                 carried at close of period                                                     which dep-
                         -------------------------------------------                       Date                reciation in
                             Land          Building                         Accumulated     of                 latest income
    Description            and Land          and                           depreciation   Const-      Date     statement is
Operating Properties     Improvements    Improvements   Total (C) (D)          (D)        ruction   Acquired  computed (years)
--------------------     ------------    ------------   -------------      ------------   -------   --------  ----------------
Arboretum Village        $ 1,625,930     $ 12,099,283   $  13,725,213      $  5,574,980     1972      1/84          5-30
 Lisle, IL
 (308 units-family
 apartment complex)

Monterey/Hillcrest         1,335,534       15,730,340      17,065,874         7,649,388     1984     11/83          5-30
 Apartments
 Waukesha, WI
 (300 units-family
 apartment complex)

O'Farrell Towers             950,000       10,053,506      11,003,506         4,300,393     1985     10/83          5-30
  San Francisco, CA
  (101 units-elderly
  apartment complex)

Rolling Green                465,015       11,665,696      12,130,711         5,032,740     1974      3/84          5-30
  at Milford
  Milford, MA
  (304 units-family
  apartment complex)

Victorian Towers             637,887        7,907,730       8,545,617         3,141,104     1984     11/83         10-36
  Cape May, NJ
  (205 units-elderly
  apartment complex)

Village Squire I & II        805,897        8,770,643       9,576,540         4,238,455     1980      3/84          5-33
  Canton, MI             -----------     ------------   -------------      ------------
  (376 units-family
  apartment complex)

     Sub-total             5,820,263       66,227,198      72,047,461        29,937,060
                         -----------     ------------   ------------       ------------

Aggregate of remaining
 properties (26) which are
 individually less than
 5% of the total of
 Column E                  7,798,057       86,578,641      94,376,698        41,648,506
                         -----------     ------------   -------------      ------------
     Total               $13,618,320     $152,805,839   $ 166,424,159      $ 71,585,566
                         ===========     ============   =============      ============

                 CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

          NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         OF LOCAL PARTNERSHIPS IN WHICH
           CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP HAS INVESTED

                                December 31, 1997

(A)  Secures mortgage loans.

(B) Consists of capitalized construction period interest and real estate taxes during construction.

(C) The aggregate cost of land for federal income tax purposes is $13,352,842 and the aggregate cost of buildings and improvements for federal income tax purposes is $166,340,398. The total of the above-mentioned items is $179,693,240.

(D)  Reconciliation of real estate
     -----------------------------

                                                                                  For the years ended December 31,
                                                                        --------------------------------------------------
                                                                            1997               1996               1995
                                                                        ------------       ------------       ------------
Balance at beginning of period                                          $181,431,991       $183,526,081       $181,960,413

Additions during period                                                    1,919,075          3,699,917          1,962,413

Deletions during period                                                  (16,926,907)        (5,794,007)          (396,745)
                                                                        ------------       ------------       ------------
Balance at end of period                                                $166,424,159       $181,431,991       $183,526,081
                                                                        ============       ============       ============


     Reconciliation of accumulated depreciation
     ------------------------------------------

                                                                                   For the years ended December 31,
                                                                        --------------------------------------------------
                                                                            1997               1996               1995
                                                                        ------------       ------------       ------------
Balance at beginning of period                                          $ 73,063,135       $ 69,987,195       $ 64,566,221

Depreciation expense for the period                                        5,308,139          5,546,213          5,749,135

Deletions during period                                                   (6,785,708)        (2,470,273)          (328,161)
                                                                        ------------       ------------       ------------
Balance at end of period                                                $ 71,585,566       $ 73,063,135       $ 69,987,195
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