Form 10QSB
period 1998-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1998-05-12
CIK 722833

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 1998
                                   --------------


Commission file number                0-11962
                                   --------------


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
   --------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



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



                                 (301) 468-9200
   --------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has
been subject to such filing requirements for the past 90 days.    [X] Yes  [ ]
No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at March 31, 1998)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1998



                                                                   Page
                                                                   ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1998
             and December 31, 1997  . . . . . . . . . . . . .       1

          Consolidated Statements of Operations - for
             the three months ended March 31, 1998 and 1997 .       2

          Consolidated Statements of Cash Flows - for
             the three months ended March 31, 1998 and 1997 .       3

          Notes to Consolidated Financial Statements  . . . .       4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . .       11

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       15

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       16

Signature     . . . . . . . . . . . . . . . . . . . . . . . .       17

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       18

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                  March 31,      December 31,
                                                                                                    1998            1997
                                                                                                 ------------    ------------
                                                                                                  (Unaudited)
Investments in partnerships                                                                      $ 21,158,255    $ 21,304,841
Cash and cash equivalents                                                                           8,318,997       8,268,903
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $458,792 and $450,706, respectively                                     511,631         519,717
Property purchase costs, net of accumulated amortization of
  $427,585 and $419,846, respectively                                                                 501,124         508,863
Other assets                                                                                           18,919          19,170
                                                                                                 ------------    ------------

      Total assets                                                                               $ 30,508,926    $ 30,621,494
                                                                                                 ============    ============

                        LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                               $ 21,664,269    $ 20,663,428
Accrued interest payable                                                                           44,383,941      43,705,679
Accounts payable and accrued expenses                                                                  91,318         102,803
Consulting fees payable to related parties                                                                 --          42,500
                                                                                                 ------------    ------------
      Total liabilities                                                                            66,139,528      64,514,410
                                                                                                 ------------    ------------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid-in:
    General Partners                                                                                    2,000           2,000
    Limited Partners                                                                               60,001,500      60,001,500
                                                                                                 ------------    ------------
                                                                                                   60,003,500      60,003,500

  Less:
    Accumulated distributions to partners                                                          (3,488,481)     (3,488,481)
    Offering costs                                                                                 (6,156,933)     (6,156,933)
    Accumulated losses                                                                            (85,988,688)    (84,251,002)
                                                                                                 ------------    ------------
      Total partners' deficit                                                                     (35,630,602)    (33,892,916)
                                                                                                 ------------    ------------

      Total liabilities and partners' deficit                                                    $ 30,508,926    $ 30,621,494
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                   CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                                                                                  For the three months ended
                                                                                                           March 31,
                                                                                                 ----------------------------
                                                                                                     1998            1997
                                                                                                 ------------    ------------
Share of income from partnerships                                                                $    281,294    $    351,087
                                                                                                 ------------    ------------
Other revenue and expenses:

  Revenue:
    Interest and other income                                                                         105,339          50,069
                                                                                                 ------------    ------------
  Expenses:
    Interest                                                                                        1,953,594       1,970,410
    Management fee                                                                                     75,000          75,000
    General and administrative                                                                         53,560          39,412
    Professional fees                                                                                  26,340          23,988
    Amortization                                                                                       15,825          16,274
                                                                                                 ------------    ------------
                                                                                                    2,124,319       2,125,084
                                                                                                 ------------    ------------
      Total other revenue and expenses                                                             (2,018,980)     (2,075,015)
                                                                                                 ------------    ------------
Loss before extraordinary gain from extinguishment of debt                                         (1,737,686)     (1,723,928)

Extraordinary gain from extinguishment of debt                                                             --       5,473,855
                                                                                                 ------------    ------------

Net (loss) income                                                                                  (1,737,686)      3,749,927

Accumulated losses, beginning of period                                                           (84,251,002)    (85,383,930)
                                                                                                 ------------    ------------

Accumulated losses, end of period                                                                $(85,988,688)   $(81,634,003)
                                                                                                 ============    ============

(Loss) income allocated to General Partners (1.51%)                                              $    (26,239)   $     56,624
                                                                                                 ============    ============
(Loss) income allocated to Initial and Special Limited Partners (1.49%)                          $    (25,892)   $     55,874
                                                                                                 ============    ============
(Loss) income allocated to Additional Limited Partners (97%)                                     $ (1,685,555)   $  3,637,429
                                                                                                 ============    ============
(Loss) income per unit of Additional Limited Partnership Interest based on
  60,000 units outstanding                                                                       $     (28.09)   $      60.62
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                    CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)


                                                                                                  For the three months ended
                                                                                                           March 31,
                                                                                                 ----------------------------
                                                                                                     1998            1997
                                                                                                 ------------    ------------
Cash flows from operating activities:
  Net (loss) income                                                                              $ (1,737,686)   $  3,749,927

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships                                                                (281,294)       (351,087)
    Amortization of deferred costs                                                                     15,825          16,274
    Amortization of discount on purchase money notes                                                1,000,841       1,001,221
    Extraordinary gain on extinguishment of debt                                                           --      (5,473,855)
    Payment of purchase money note interest                                                          (274,491)       (131,758)

    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                                 251          (7,720)
      Increase in accrued interest payable                                                            952,753         969,189
      Decrease in accounts payable and accrued expenses                                               (11,485)         (6,524)
      Decrease in consulting and fees payable to related parties                                      (42,500)             --
                                                                                                 ------------    ------------
        Net cash used in operating activities                                                        (377,786)       (234,333)
                                                                                                 ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                          427,880         280,243
                                                                                                 ------------    ------------
        Net cash provided by investing activities                                                     427,880         280,243
                                                                                                 ------------    ------------

Net increase in cash and cash equivalents                                                              50,094          45,910

Cash and cash equivalents, beginning of period                                                      8,268,903       3,942,254
                                                                                                 ------------    ------------

Cash and cash equivalents, end of period                                                         $  8,318,997    $  3,988,164
                                                                                                 ============    ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                       $    274,491    $    131,758
                                                                                                 ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of March 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the interim period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 1997.


2.   INVESTMENTS IN PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $25,513,096 (exclusive of unamortized discount on purchase money notes of $3,968,371) plus accrued interest of $44,349,965 as of March 31, 1998, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $2,100,000 matured on May 1, 1996 and were not paid or extended, and the purchase money noteholders foreclosed the Partnership's interest in the related Local Partnership during 1997. Purchase money notes in an aggregate principal amount of $1,700,000 matured on December 31, 1997 and have not been paid or extended. Purchase money notes in an aggregate principal amount of $2,250,000, $10,360,000 and $5,670,000 mature on August 31, 1998, January 1, 1999 and February, 1999, respectively. The remaining purchase money notes mature later during 1999 through 2015.

     The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are non-recourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes, except Audubon Towers, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the non-recourse indebtedness of each of the maturing purchase money notes exceeds the carrying

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

amount of the investment in and advances to the related Local Partnerships. In the case of Audubon Towers, the carrying amount of the Partnership's investment exceeds the amount of the respective non-recourse indebtedness related to this Local Partnership. The Partnership's exposure to loss is limited to this excess, which at March 31, 1998 was approximately $264,000. The following purchase money notes mature through March 31, 1999:


Property                      Principal Amount              Maturity Date
--------                      ----------------              -------------
Audubon Towers                  $  1,275,000                January 1, 1999
College Park                         880,000                January 1, 1999
Congress Plaza                       775,000                January 1, 1999
Heritage Estates I                 2,600,000                January 1, 1999
Heritage Estates II                1,800,000                January 1, 1999
Highland Manor                     1,760,000                January 1, 1999
Lakewood                             370,000                January 1, 1999
Meadowlanes                          650,000                February 28, 1999
Rolling Green                      2,250,000                August 31, 1998
Southmoor                            380,000                February 1, 1999
Tyee Apartments                    1,305,000                February 1, 1999
Victorian Towers                     900,000                January 1, 1999
Winchester Garden                  1,700,000                December 31, 1997
Woodside Village                   3,335,000                February 1, 1999
                                 -----------
                                 $19,980,000
                                 ===========

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. However, should the Managing General Partner be unsuccessful in reaching a satisfactory strategy regarding the purchase money notes, the Partnership may lose its interest in these Local Partnerships. If the Partnership is unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships. Of the thirty-two Local Partnerships in which the Partnership had invested in as of March 31, 1998 and December 31, 1997, respectively, these fourteen Local Partnerships represented approximately 64% and 61% of the total investment in and advances to partnerships as of March 31, 1998 and December 31, 1997, respectively. For the three months ended March 31, 1998 and 1997, distributions from these Local Partnerships represented approximately 51% and 34%, respectively, of total distributions from Local Partnerships. The Partnership's share of income from these Local Partnerships was approximately $239,000 and $228,600 for the periods ended March 31, 1998 and 1997, respectively.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1998 and 1997 was $1,953,594 and $1,970,410, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three months ended March 31, 1998 and 1997 by $1,000,841 and $1,001,221, respectively. The accrued interest on the purchase money notes of $44,349,965 and $43,671,703 as of March 31, 1998 and December 31, 1997, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                Arboretum Village
                                -----------------

     On April 30, 1998, the local managing general partner of Arboretum Villages Limited Partnership (Arboretum Villages) refinanced the loan secured by a first mortgage on the related property. A portion of the refinancing proceeds were used to pay-off the Partnership's purchase money note obligation related to this property. Additionally, the Partnership anticipates receiving approximately $2.2 million during the second quarter of 1998 as additional proceeds from the refinancing.

                                  Cedar Valley
                                  ------------

     The Partnership defaulted on its purchase money notes relating to Cedar Valley on May 1, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,166,710, respectively. The Managing General Partner and the purchase money noteholders agreed to extend the purchase money notes until January 1997. On January 16, 1997, the purchase money noteholders foreclosed on the Partnership's interest in Cedar Valley. As a result of the foreclosure on the Partnership's interest in Cedar Valley, the purchase money noteholders assumed ownership of the Partnership's interest in the Local Partnership. The Partnership's loss of ownership interest in Cedar Valley did not impact the Partnership's financial condition because the related purchase money notes were non-recourse and secured solely by the Partnership's interest in Cedar Valley. The Partnership's investment in Cedar Valley had previously been reduced to zero as a result of losses from the Local Partnership during prior years. The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in Cedar Valley resulted in a net financial statement gain of approximately $5.5 million during 1997. The federal tax gain was approximately $5.8 million.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                  Rolling Green
                                  -------------

     The purchase money notes related to Roberts Milford Associates (Rolling Green), which aggregate a principal amount of $2,250,000, are due to mature on August 31, 1998. The Managing General Partner has negotiated an agreement in principle to extend the maturity date of the purchase money notes related to Rolling Green for a period of thirty months, with an additional thirty month extension if the property's mortgage is refinanced prior to the expiration of the first extension. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency (MHFA) and the U.S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to this property. The parties have signed a term sheet to restructure the deal, and as of May 12, 1998, the parties are working toward a finalized agreement. There is no assurance that a finalized agreement will be reached or that a satisfactory refinancing will occur. Accordingly, there is no assurance that the Partnership will be able to retain its interest in this Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in this Local Partnership does not impact the Partnership's financial condition, as discussed above.

                               Winchester Gardens
                               ------------------

     The Partnership defaulted on its purchase money notes relating to Winchester Gardens on December 31, 1997 when the notes matured and were not paid. The defaulted amount included principal and accrued interest of $1.7 million and $2,995,648, respectively. As of May 12, 1998, principal and accrued interest totaling $1.7 million and $3,074,118, respectively, were due. On April 7, 1998, the Partnership was served with a complaint by the holders of the purchase money notes suing the Partnership, the Managing General Partner and C.R.H.C, Inc., and affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. The Managing General Partner has retained counsel and intends to defend against this action. As of May 12, 1998, settlement discussions were in process. However, there is no assurance that an agreement will be reached. Due to the uncertainty of a satisfactory resolution with the purchase money noteholders related to Winchester Gardens, there is no assurance that the Partnership will be able to retain its interest in this Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in this Local Partnership does not impact the Partnership's financial condition, as discussed above.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued


                           Combined Local Partnerships
                           ---------------------------

     The following are combined statements of operations for the thirty-two and thirty-three Local Partnerships in which the Partnership has invested as of March 31, 1998 and 1997, respectively. The 1997 statements contain information on the Cedar Valley property through the date of foreclosure on the Partnership's interest therein. These statements are compiled from information supplied by the management agents of the projects and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                              For the three months ended
                                                       March 31,
                                             ----------------------------
                                                 1998            1997
                                             ------------    ------------
Revenue:
  Rental revenue                             $  7,461,001    $  8,236,346
  Other                                           361,356         358,049
                                             ------------    ------------
                                                7,822,357       8,594,395
                                             ------------    ------------
Expenses:
  Operating                                     4,586,201       5,144,352
  Interest                                      1,782,599       1,877,404
  Depreciation and amortization                 1,295,257       1,370,097
                                             ------------    ------------
                                                7,664,057       8,391,853
                                             ------------    ------------
Net income                                   $    158,300    $    202,542
                                             ============    ============


     As of March 31, 1998 and December 31, 1997, the Partnership's share of cumulative losses to date for nine of the thirty-two Local Partnerships exceeds the amount of the Partnership's investments in these Local Partnerships by $5,508,362 and $5,384,969, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The new legislation allows all Section 8 contracts with rents at (or reduced to) less than 120% of fair market rents

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   AFFORDABLE HOUSING LEGISLATION - Continued

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


                                                  Units
                                              Authorized for     Expiration of
                                Number of    Rental Assistance     Section 8
  Property                     Rental Units   Under Section 8    HAP Contract
  --------                     ------------  -----------------   -------------
  Bartley Manor                    70               69             07/31/98
  Briar Crest I                    53               53             06/30/98
  Briar Crest II                   49               49             06/30/98
  Briar Hills                      50               33             09/30/98
  Highland Manor                  111              111             02/08/98
  Indian Hills Townhouses          40               24             09/30/98
  Tyee Apartments                 100               56             07/31/98
  Village Green                    36               36             09/30/98
  Village Square                   48               48             09/30/98
  Winchester Gardens Apartments   206              202             08/31/98
  Woodside Village                180              114             08/31/98


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


4.   RELATED-PARTY TRANSACTIONS

      In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $38,327 and $24,622 for the three months ended March 31, 1998 and 1997, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.   RELATED-PARTY TRANSACTIONS - Continued

are included in the statement of operations as general and administrative expenses. Additionally, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three-month periods ended March 31, 1998 and 1997.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates earned net fees for services relating to the sale of Park Heights of $117,028 on February 2, 1996. On March 25, 1998, the remaining balance of these fees totaling $42,500 was paid.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     Capital Realty Investors-III Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

                                     General
                                     -------

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental Housing Assistance Payments (HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The new legislation allows all Section 8 contracts with rents at (or reduced to) less than 120% of fair market rents which expire between now and September 1998 to be renewed for one year. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) will be subject to the Mark-to-Market legislation.

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

     Under current law, the write down of an FHA-insured mortgage under Mark-to-Market would trigger cancellation of debt income to the limited partners, a taxable event, even though no actual cash is received. Additionally, the newly created second mortgage may accrue interest at a lower-than-market rate, thereby generating further taxable imputed "income." Proposals to counter these tax effects have been presented; however, no form of relief has been approved under Internal Revenue Service (IRS) regulations at this time. Each property subject

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring or potential tax liabilities to the limited partners at this time.

     The Managing General Partner has developed new strategies to deal with the ever changing environment of affordable housing policy. Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgage may be eligible for pre-payment of the mortgage. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties.
Currently, there are a few lenders that will provide financing either to prepay the existing mortgage or provide additional funds to allow the property to convert to market-rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with cash resources of $8,318,997 (or approximately $134.49 per Additional Limited Partner unit) and $8,268,903 (or approximately $133.68 per Additional Limited Partner unit) as of March 31, 1998 and December 31, 1997, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. However, see the discussion below regarding the upcoming maturity of many of the Partnership's purchase money notes.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $25,513,096 (exclusive of unamortized discount on purchase money notes of $3,968,371) plus accrued interest of $44,349,965 as of March 31, 1998, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $2,100,000 matured on May 1, 1996 and were not paid or extended, and the purchase money noteholders foreclosed the Partnership's interest in the related Local Partnership during 1997. Purchase money notes in an aggregate principal amount of $1,700,000 matured on December 31, 1997 and have not been paid or extended. Purchase money notes in an aggregate principal amount of $2,250,000, $10,360,000 and $5,670,000 mature on August 31, 1998, January 1, 1999 and February, 1999, respectively.
The remaining purchase money notes mature later during 1999 through 2015. See the notes to the financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are non-recourse and secured solely by the Partnership's interest in the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes, except Audubon Towers, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the non-recourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. In the case of Audubon Towers, the carrying amount of the Partnership's investment exceeds the amount of the respective non-recourse indebtedness related to this Local Partnership. The Partnership's exposure to loss is limited to this excess, which at March 31, 1998 was approximately $264,000. The following purchase money notes mature through March 31, 1999:


Property                      Principal Amount         Maturity Date
--------                      ----------------         -------------
Audubon Towers                  $  1,275,000           January 1, 1999
College Park                         880,000           January 1, 1999
Congress Plaza                       775,000           January 1, 1999
Heritage Estates I                 2,600,000           January 1, 1999
Heritage Estates II                1,800,000           January 1, 1999
Highland Manor                     1,760,000           January 1, 1999
Lakewood                             370,000           January 1, 1999
Meadowlanes                          650,000           February 28, 1999
Rolling Green                      2,250,000           August 31, 1998
Southmoor                            380,000           February 1, 1999
Tyee Apartments                    1,305,000           February 1, 1999
Victorian Towers                     900,000           January 1, 1999
Winchester Garden                  1,700,000           December 31, 1997
Woodside Village                   3,335,000           February 1, 1999
                                 -----------
                                 $19,980,000
                                 ===========


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. However, should the Managing General Partner be unsuccessful in reaching a satisfactory strategy regarding the purchase money notes, the Partnership may lose its interest in these Local Partnerships. If the Partnership is unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships. Of the thirty-two Local Partnerships in which the Partnership had invested as of March 31, 1998 and December 31, 1997, respectively, these fourteen Local Partnerships represented approximately 64% and 61% of the total investment in and advances to partnerships as of March 31, 1998 and December 31, 1997, respectively. For the three months ended March 31, 1998 and 1997, distributions from these Local Partnerships represented

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

approximately 51% and 34%, respectively, of total distributions from Local Partnerships. The Partnership's share of income from these Local Partnerships was approximately $239,000 and $228,600 for the three-month periods ended March 31, 1998 and 1997, respectively.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1998 and 1997, the receipt of distributions from partnerships and existing cash resources were adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership incurred a net loss for the three months ended March 31, 1998 as opposed to net income during the corresponding period in 1997 primarily due to an extraordinary gain from extinguishment of debt related to the Cedar Valley foreclosure in January 1997. Contributing to the increase in the Partnership's net loss was a decrease in share of income from partnerships due to income recognized in 1997 related to one property which was sold in July 1997, and the receipt of proceeds for one property in 1997 which proceeds were in excess of the Partnership's investment in the related Local Partnership.
Also contributing to the increase in the Partnership's net loss was an increase in general and administrative expenses due to higher payroll costs. Partially offsetting the increase in the Partnership's net loss was an increase in interest and other income due to higher cash and cash equivalents balances and a decrease in interest expense due to the extinguishment of the Cedar Valley debt.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment. As a result, the Partnership's recognized income for the three months ended March 31, 1998 did not include losses of $123,393, compared to excluded losses of $151,303 for the three months ended March 31, 1997.

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


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                               Winchester Gardens
                               ------------------

     The Partnership defaulted on its purchase money notes relating to Winchester Gardens on December 31, 1997 when the notes matured and were not paid. The defaulted amount included principal and accrued interest of $1.7 million and $2,995,648, respectively. As of May 12, 1998, principal and accrued interest totaling $1.7 million and $3,074,118, respectively, were due. On April 7, 1998, the Partnership was served with a complaint by the holders of the purchase money notes suing the Partnership, the Managing General Partner and C.R.H.C, Inc., and affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. The Managing General Partner has retained counsel and intends to defend against this action. As of May 12, 1998, settlement discussions were in process. However, there is no assurance that an agreement will be reached. Due to the uncertainty of a satisfactory resolution with the purchase money noteholders related to Winchester Gardens, there is no assurance that the Partnership will be able to retain its interest in this Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in this Local Partnership does not impact the Partnership's financial condition, as discussed above.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1998.

     All other items are not applicable.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                         ------------------------------------------------
                                       (Registrant)

                         by: C.R.I., Inc.
                             Managing General Partner



May 12, 1998                 by: /s/ Michael J. Tuszka
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