Form 10QSB
period 1998-06-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1998-08-05
CIK 722833

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1998
                                   -------------


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at June 30, 1998)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1998



                                                                   Page
                                                                   ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1998
             and December 31, 1997  . . . . . . . . . . . . .       1

          Consolidated Statements of Operations - for
             the three and six months ended June 30, 1998
             and 1997 . . . . . . . . . . . . . . . . . . . .       2

          Consolidated Statements of Cash Flows - for
             the six months ended June 30, 1998 and 1997  . .       3

          Notes to Consolidated Financial Statements  . . . .       4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . .       11

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       15

Signature     . . . . . . . . . . . . . . . . . . . . . . . .       16

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       17

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                  June 30,       December 31,
                                                                                                    1998            1997
                                                                                                 ------------    ------------
                                                                                                  (Unaudited)
Investments in and advances to partnerships                                                      $ 20,861,513    $ 21,304,841
Cash and cash equivalents                                                                          11,251,466       8,268,903
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $462,952 and $450,706, respectively                                     499,168         519,717
Property purchase costs, net of accumulated amortization of
  $423,203 and $419,846, respectively                                                                 479,876         508,863
Other assets                                                                                          247,532          19,170
                                                                                                 ------------    ------------

      Total assets                                                                               $ 33,339,555    $ 30,621,494
                                                                                                 ============    ============

                       LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                               $ 21,576,804    $ 20,663,428
Accrued interest payable                                                                           44,678,543      43,705,679
Accounts payable and accrued expenses                                                                 110,230         102,803
Consulting fees payable to related parties                                                             62,597          42,500
                                                                                                 ------------    ------------
      Total liabilities                                                                            66,428,174      64,514,410
                                                                                                 ------------    ------------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid-in:
    General Partners                                                                                    2,000           2,000
    Limited Partners                                                                               60,001,500      60,001,500
                                                                                                 ------------    ------------
                                                                                                   60,003,500      60,003,500

  Less:
    Accumulated distributions to partners                                                          (3,488,481)     (3,488,481)
    Offering costs                                                                                 (6,156,933)     (6,156,933)
    Accumulated losses                                                                            (83,446,705)    (84,251,002)
                                                                                                 ------------    ------------
      Total partners' deficit                                                                     (33,088,619)    (33,892,916)
                                                                                                 ------------    ------------

      Total liabilities and partners' deficit                                                    $ 33,339,555    $ 30,621,494
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                     For the three months ended       For the six months ended
                                                                              June 30,                         June 30,
                                                                    ----------------------------    ----------------------------
                                                                        1998           1997             1998           1997
                                                                    ------------   ------------     ------------   ------------
Share of income from partnerships                                   $  4,796,488   $    455,166     $  5,077,782   $    806,253
                                                                    ------------   ------------     ------------   ------------
Other revenue and expenses:
 Revenue:
    Interest and other income                                            122,656         51,797          227,995        101,866
                                                                    ------------   ------------     ------------   ------------
 Expenses:
   Interest                                                            1,983,307      1,629,961        3,936,901      3,600,371
   Management fee                                                         75,000         75,000          150,000        150,000
   General and administrative                                             51,821        138,394          105,381        177,806
   Professional fees                                                      29,479         23,673           55,819         47,661
   Amortization                                                           15,827         16,274           31,652         32,548
                                                                    ------------   ------------     ------------   ------------
                                                                       2,155,434      1,883,302        4,279,753      4,008,386
                                                                    ------------   ------------     ------------   ------------
     Total other revenue and expenses                                 (2,032,778)    (1,831,505)      (4,051,758)    (3,906,520)
                                                                    ------------   ------------     ------------   ------------

Income (loss) before loss on disposition of
  investment in partnership                                            2,763,710     (1,376,339)       1,026,024     (3,100,267)

Loss on disposition of investment in partnership                        (221,727)            --         (221,727)            --
                                                                    ------------   ------------     ------------   ------------

Income (loss) before extraordinary gain from
  extinguishment of debt                                               2,541,983     (1,376,339)         804,297     (3,100,267)

Extraordinary gain from extinguishment of debt                                --             --               --      5,473,855
                                                                    ------------   ------------     ------------   ------------

Net income (loss)                                                      2,541,983     (1,376,339)         804,297      2,373,588

Accumulated losses, beginning of period                              (85,988,688)   (81,634,003)     (84,251,002)   (85,383,930)
                                                                    ------------   ------------     ------------   ------------
Accumulated losses, end of period                                   $(83,446,705)  $(83,010,342)    $(83,446,705)  $(83,010,342)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                    (Unaudited)


                                                                     For the three months ended       For the six months ended
                                                                              June 30,                         June 30,
                                                                    ----------------------------    ----------------------------
                                                                        1998           1997             1998           1997
                                                                    ------------   ------------     ------------   ------------
Net income (loss) allocated to General Partners (1.51%)             $     38,384   $    (20,783)    $     12,145   $     35,841
                                                                    ============   ============     ============   ============

Net income (loss) allocated to Initial and Special
  Limited Partners (1.49%)                                          $     37,876   $    (20,507)    $     11,984   $     35,367
                                                                    ============   ============     ============   ============

Net income (loss) allocated to Additional Limited
  Partners (97%)                                                    $  2,465,724   $ (1,335,049)    $    780,168   $  2,302,380
                                                                    ============   ============     ============   ============

Net income (loss) per unit of Additional Limited
  Partnership Interest based on 60,000 units outstanding            $      41.10   $     (22.25)    $      13.00   $      38.37
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)

                                                                                                 For the six months ended
                                                                                                         June 30,
                                                                                               ----------------------------
                                                                                                   1998            1997
                                                                                               ------------    ------------
Cash flows from operating activities:
  Net income                                                                                   $    804,297    $  2,373,588

  Adjustments to reconcile net income to net cash used in
    operating activities:
    Share of income from partnerships                                                            (5,077,782)       (806,253)
    Amortization of deferred costs                                                                   31,652          32,548
    Amortization of discount on purchase money notes                                              2,048,895       1,676,456
    Extraordinary gain on extinguishment of debt                                                         --      (5,473,855)
    Loss on disposition of investment in partnership                                                221,727              --
    Payment of purchase money note interest                                                        (403,576)       (210,433)

    Changes in assets and liabilities:
      Increase in other assets                                                                     (228,362)         (6,436)
      Increase in accrued interest payable                                                        1,893,525       1,923,915
      Increase in accounts payable and accrued expenses                                               7,427          14,287
      Increase in consulting fees payable to related parties                                         20,097              --
                                                                                               ------------    ------------
        Net cash used in operating activities                                                      (682,100)       (476,183)
                                                                                               ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                      5,151,866         898,725
  Proceeds from disposition of investment in partnership                                            165,402               --
                                                                                               ------------    ------------
    Net cash provided by investing activities                                                     5,317,268         898,725
                                                                                               ------------    ------------
Cash flows from financing activities:
  Pay-off of purchase money notes and related interest                                           (1,652,605)       (164,800)
                                                                                               ------------    ------------
    Net cash used in financing activities                                                        (1,652,605)       (164,800)
                                                                                               ------------    ------------

Net increase in cash and cash equivalents                                                         2,982,563         257,742
Cash and cash equivalents, beginning of period                                                    8,268,903       3,942,254
                                                                                               ------------    ------------
Cash and cash equivalents, end of period                                                       $ 11,251,466    $  4,199,996
                                                                                               ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                     $    920,662    $    210,433
                                                                                               ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of June 30, 1998, and the results of its operations and its cash flows for the three and six months ended June 30, 1998 and 1997. The results of operations for the interim period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

     Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.


2.   INVESTMENTS IN PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $24,377,577 (exclusive of unamortized discount on purchase money notes of $2,920,317) plus accrued interest of $44,644,567 as of June 30, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $2,100,000 matured on May 1, 1996 and were not paid or extended, and the purchase money noteholders foreclosed the Partnership's interest in the related Local Partnership during 1997. Purchase money notes in an aggregate principal amount of $1,700,000 which originally matured on December 31, 1997 have been extended until August 31, 2003. Purchase money notes in an aggregate principal amount of $2,250,000, $10,354,481, $5,290,000, and $850,000 mature August 31, 1998, January 1, 1999, February,
1999, and June 30, 1999, respectively. The remaining purchase money notes mature later during 1999 through 2015.

     The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the outstanding principal of and accrued interest on the purchase money notes. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

Local Partnerships with maturing purchase money notes, except Audubon Towers, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. In the case of Audubon Towers, the carrying amount of the Partnership's investment exceeds the amount of the respective nonrecourse indebtedness related to this Local Partnership. The Partnership's exposure to loss is limited to this excess, which at June 30, 1998 was approximately $195,000. The following purchase money notes mature through June 30, 1999, or have matured as of June 30, 1998:


Property            Principal Amount         Maturity Date
--------            ----------------         -------------
Audubon Towers        $  1,275,000           January 1, 1999
College Park               880,000           January 1, 1999
Congress Plaza             775,000           January 1, 1999
Glen Agnes                 850,000           June 30, 1999
Heritage Estates I       2,600,000           January 1, 1999
Heritage Estates II      1,800,000           January 1, 1999
Highland Manor           1,760,000           January 1, 1999
Lakewood                   364,481           January 1, 1999
Meadowlanes                650,000           February 28, 1999
Rolling Green            2,250,000           August 31, 1998
Tyee Apartments          1,305,000           February 1, 1999
Victorian Towers           900,000           January 1, 1999
Winchester Garden        1,700,000           December 31, 1997
Woodside Village         3,335,000           February 1, 1999
                       -----------
                       $20,444,481
                       ===========

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. However, should the Managing General Partner be unsuccessful in reaching a satisfactory strategy regarding the purchase money notes, the Partnership may lose its interest in these Local Partnerships. If the Partnership is unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships. Of the thirty-one and thirty-two Local Partnerships in which the Partnership had invested as of June 30, 1998 and December 31, 1997, respectively, the above-listed fourteen Local Partnerships represented approximately 69% and 66%, respectively, of the total investment in and advances to partnerships. For the six months ended June 30, 1998 and 1997, distributions from these Local Partnerships represented approximately 7% and 45%,

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

respectively, of total distributions from Local Partnerships. The Partnership's share of income from these Local Partnerships was $486,301 and $701,157 for the three and six months ended June 30, 1998, respectively, and $335,769 and $549,469 for the three and six months ended June 30, 1997, respectively.

     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1998 was $1,983,307 and $3,936,901, respectively, and $1,629,961 and $3,600,371 for the three and six months ended June 30, 1997, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three and six months ended June 30, 1998 by $1,048,054 and $2,048,895, respectively and by $675,235 and $1,676,456 during the three and six months ended June 30, 1997, respectively. The accrued interest on the purchase money notes of $44,644,567 and $43,671,703 as of June 30, 1998 and December 31, 1997, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                Arboretum Village
                                -----------------

     On April 30, 1998, the local managing general partner of Arboretum Villages Limited Partnership (Arboretum Village) refinanced the loan secured by a first mortgage on the related property. A portion of the refinancing proceeds was used to pay-off the Partnership's purchase money note obligation related to this property. Additionally, the Partnership received $2,670,000 during the second quarter of 1998 as additional proceeds from the refinancing.

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

                                  Rolling Green
                                  -------------

     The Managing General Partner successfully negotiated an extension of the maturity date of the purchase money notes related to Roberts Milford Associates

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

(Rolling Green), which aggregate a principal amount of $2,250,000, to February 28, 2001. The maturity date had been August 31, 1998. Pursuant to the agreement, the maturity date was further extended to August 31, 2003 because the Local Partnership refinanced its mortgage loan prior to the expiration of the first extension. The refinancing of the property's mortgage closed on July 31, 1998. The Partnership will not receive any of the refinancing proceeds.

                                    Southmoor
                                    ---------

     On June 30, 1998, the Partnership sold its interest in K-S Apartments (Southmoor). The sale of the Partnership's interest in Southmoor generated sufficient cash proceeds to payoff the Partnership's purchase money note obligation related to this property. In addition, the Partnership received cash proceeds from the sale of $228,000 on July 1, 1998. The sale proceeds were not sufficient to satisfy the Partnership's basis in the Local Partnership and resulted in a net financial statement loss of $221,727. The Managing General Partner and/or its affiliates earned net fees relating to this sale of $62,597. On July 10, 1998, these fees were paid by the Partnership.

                               Winchester Gardens
                               ------------------

     The Partnership defaulted on its purchase money notes relating to Winchester Gardens on December 31, 1997 when the notes matured and were not paid. The defaulted amount included principal and accrued interest of $1.7 million and $2,995,648, respectively. On April 7, 1998, the Partnership was served with a complaint by the holders of the purchase money notes suing the Partnership, the Managing General Partner and C.R.H.C, Inc., an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. As of July 29, 1998, the parties agreed to a settlement which extends the maturity date of the purchase money notes to January 31, 2001. In connection with this settlement, the Partnership granted the noteholders an option during the period January 1, 2000 through June 30, 2000 to purchase the Partnership's and C.R.H.C.'s (an affiliate of the Managing General Partner) interests in the Local Partnership for an amount equal to the outstanding balance of the purchase money notes and accrued interest. The option is void if the purchase money notes and accrued interest are retired prior to exercise of the option.

                           Combined Local Partnerships
                           ---------------------------

     Following are combined statements of operations for the thirty-one and thirty-three Local Partnerships in which the Partnership has invested as of June 30, 1998 and 1997, respectively. The 1997 results include information on Cedar Valley through the date of foreclosure on the Partnership's interest therein. These statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                         COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                               For the three months ended          For the six months ended
                                                                        June 30,                            June 30,
                                                              ----------------------------       ----------------------------
                                                                  1998           1997                1998            1997
                                                              ------------   ------------        ------------    ------------
Revenue:
  Rental revenue                                              $  7,451,599   $  8,196,123        $ 14,912,600    $ 16,432,469
  Other                                                            421,779        404,404             783,135         762,453
                                                              ------------   ------------        ------------    ------------
                                                                 7,873,378      8,600,527          15,695,735      17,194,922
                                                              ------------   ------------        ------------    ------------
Expenses:
  Operating                                                      4,445,168      5,053,974           9,031,369      10,198,326
  Interest                                                       1,782,600      1,873,934           3,565,199       3,751,338
  Depreciation and amortization                                  1,295,257      1,356,716           2,590,514       2,726,813
                                                              ------------   ------------        ------------    ------------
                                                                 7,523,025      8,284,624          15,187,082      16,676,477
                                                              ------------   ------------        ------------    ------------
Net income                                                    $    350,353   $    315,903        $    508,653    $    518,445
                                                              ============   ============        ============    ============


     As of June 30, 1998 and December 31, 1997, the Partnership's share of cumulative losses to date for nine of the thirty-one and thirty-two Local Partnerships exceeded the amount of the Partnership's investments in these Local Partnerships by $5,631,756 and $5,384,969, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   AFFORDABLE HOUSING LEGISLATION

     President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The new legislation allows all Section 8 HAP contracts with rents at less than 120% of fair market rents which expire between now and September 1998 to be renewed for one year. In the event that these rents exceed 120% of fair market rents, these rents will be reduced to 120% of fair market rents. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) will be subject to the Mark-to-Market legislation.

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


4.   RELATED-PARTY TRANSACTIONS

      In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $40,125 and $78,452 for the three and six months ended June 30, 1998, respectively and $23,733 and $48,355 for the three and six months ended June 30, 1997, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statement of operations as general and administrative expenses. Additionally, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 and $150,000 for the three and six months ended June 30, 1998, respectively, and like amounts for the three and six months ended June 30, 1997, respectively.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.   RELATED-PARTY TRANSACTIONS - Continued

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates earned net fees for services relating to the sale of Park Heights of $117,028 on February 2, 1996. On March 25, 1998, the remaining balance of $42,500 was paid by the Partnership. Also, the Managing General Partner and/or its affiliates earned net fees for services relating to the sale of Southmoor of $62,597 on June 30, 1998. On July 10, 1998, these fees were paid by the Partnership.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     Capital Realty Investors-III Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental Housing Assistance Payments (HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The new legislation allows all Section 8 contracts with rents at less than 120% of fair market rents which expire between now and September 1998 to be renewed for one year. In the event that these rents exceed 120% of fair market rents, the rents will be reduced to 120% of fair market rents. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration
(FHA) will be subject to the Mark-to-Market legislation.

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

     Under current law, the write down of an FHA-insured mortgage under Mark-to-Market would trigger cancellation of debt income to the limited partners, a taxable event, even though no actual cash is received. Additionally, the newly created second mortgage may accrue interest at a lower-than-market rate, thereby generating further taxable imputed "income." Proposals to counter these tax effects have been presented; however, no form of relief has been approved under

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Internal Revenue Service (IRS) regulations at this time. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring or potential tax liabilities to the limited partners at this time.

     The Managing General Partner has developed new strategies to deal with the ever changing environment of affordable housing policy. The mortgage loans on
Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgage may be eligible for pre-payment. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are a few lenders that will provide financing either to prepay the existing mortgage or provide additional funds to allow the property to convert to market-rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with cash resources of $11,251,466 (or approximately $181.90 per Additional Limited Partner unit) and $8,268,903 (or approximately $133.68 per Additional Limited Partner unit) as of June 30, 1998 and December 31, 1997, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. However, see the discussion below regarding the upcoming maturity of many of the Partnership's purchase money notes.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $24,377,577 (exclusive of unamortized discount on purchase money notes of $2,920,317) plus accrued interest of $44,644,567 as of June 30, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $2,100,000 matured on May 1, 1996 and were not paid or extended, and the purchase money noteholders foreclosed the Partnership's interest in the related Local Partnership during 1997. Purchase money notes in an aggregate principal amount of $1,700,000 which originally matured on December 31, 1997 have been extended until August 31, 2003. Purchase money notes in an aggregate principal amount of $2,250,000, $10,354,481, $5,290,000 and $850,000 mature August 31, 1998, January 1, 1999,
February, 1999, and June 30, 1999, respectively. The remaining purchase money notes mature later during 1999 through 2015. See the notes to the financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the outstanding principal of and accrued interest on the purchase money notes. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes, except Audubon Towers, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. In the case of Audubon Towers, the carrying amount of the Partnership's investment exceeds the amount of the respective nonrecourse indebtedness related to this Local Partnership. The Partnership's exposure to loss is limited to this excess, which at June 30, 1998 was approximately $195,000. The following purchase money notes mature through June 30, 1999, or have matured as of June 30, 1998:


Property                 Principal Amount         Maturity Date
--------                 ----------------         -------------
Audubon Towers             $  1,275,000           January 1, 1999
College Park                    880,000           January 1, 1999
Congress Plaza                  775,000           January 1, 1999
Glen Agnes                      850,000           June 30, 1999
Heritage Estates I            2,600,000           January 1, 1999
Heritage Estates II           1,800,000           January 1, 1999
Highland Manor                1,760,000           January 1, 1999
Lakewood                        364,481           January 1, 1999
Meadowlanes                     650,000           February 28, 1999
Rolling Green                 2,250,000           August 31, 1998
Tyee Apartments               1,305,000           February 1, 1999
Victorian Towers                900,000           January 1, 1999
Winchester Garden             1,700,000           December 31, 1997
Woodside Village              3,335,000           February 1, 1999
                            -----------
                            $20,444,481
                            ===========


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. However, should the Managing General Partner be unsuccessful in reaching a satisfactory strategy regarding the purchase money notes, the Partnership may lose its interest in these Local Partnerships. If the Partnership is unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships. Of the thirty-one and thirty-two Local Partnerships in which the Partnership had invested as of June 30, 1998 and December 31, 1997, respectively, the above-listed fourteen Local Partnerships represented approximately 69% and 66%, respectively, of the total investment in and advances

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

to partnerships. For the six months ended June 30, 1998 and 1997, distributions from these Local Partnerships represented approximately 7% and 45%, respectively, of total distributions from Local Partnerships. The Partnership's share of income from these Local Partnerships was $486,301 and $701,157 for the three and six months ended June 30, 1998, respectively, and $335,769 and $549,469 for the three and six months ended June 30, 1997, respectively.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1998 and 1997, the receipt of distributions from partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three months ended June 30, 1998 as opposed to a net loss during the corresponding period in 1997 primarily due to an increase in share of income from partnerships principally due to the receipt of proceeds from the refinancing of the loan secured by a first mortgage on Arboretum Village in June 1998. Partially offsetting the increase in the Partnership's net income was an increase in interest expense due to an increase in the amortization of imputed interest and a loss on disposition of investment in partnership related to the Southmoor sale.

     The Partnership's net income for the six months ended June 30, 1998 decreased as compared to the corresponding period in 1997 primarily due to an extraordinary gain from the extinguishment of debt related to the Cedar Valley foreclosure in January 1997. Contributing to the decrease in the Partnership's net income was an increase in interest expense, as discussed above. Partially offsetting the decrease in the Partnership's net income was an increase in share of income from partnerships, as discussed above.
     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment. As a result, the Partnership's recognized income for the three and six months ended June 30, 1998 did not include losses of $123,394 and $246,787, respectively, compared to excluded losses of $144,951 and $296,254, respectively, for the three and six months ended June 30, 1997.

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


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1998.

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



August 5, 1998               by: /s/ Michael J. Tuszka
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