Form 10QSB
period 1998-09-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1998-11-13
CIK 722833

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1998
                                   ------------------


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
Yes [X]  No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                      (Outstanding at September 30, 1998)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                                                                   Page
                                                                   ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1998
             and December 31, 1997  . . . . . . . . . . . . .       1

          Consolidated Statements of Operations and
             Accumulated Losses - for the three and nine months
             ended September 30, 1998 and 1997  . . . . . . .       2

          Consolidated Statements of Cash Flows - for
             the nine months ended September 30, 1998 and 1997      3

          Notes to Consolidated Financial Statements -
             September 30, 1998 and 1997  . . . . . . . . . .       4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . .       14

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       20

Signature     . . . . . . . . . . . . . . . . . . . . . . . .       21

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       22

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                                               September 30,     December 31,
                                                                                                  1998              1997
                                                                                               ------------      ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $ 21,214,041      $ 21,304,841
Cash and cash equivalents                                                                        11,473,945         8,268,903
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $470,970 and $450,706, respectively                                   491,150           519,717
Property purchase costs, net of accumulated amortization of
  $430,729 and $419,846, respectively                                                               472,350           508,863
Other assets                                                                                         35,576            19,170
                                                                                               ------------      ------------

      Total assets                                                                             $ 33,687,062      $ 30,621,494
                                                                                               ============      ============

                       LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                             $ 21,032,391      $ 20,663,428
Accrued interest payable                                                                         45,560,503        43,705,679
Accounts payable and accrued expenses                                                               122,455           102,803
Consulting fees payable to related parties                                                               --            42,500
                                                                                               ------------      ------------
      Total liabilities                                                                          66,715,349        64,514,410
                                                                                               ------------      ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                                  2,000             2,000
    Limited Partners                                                                             60,001,500        60,001,500
                                                                                               ------------      ------------
                                                                                                 60,003,500        60,003,500

  Less:
    Accumulated distributions to partners                                                        (3,488,481)       (3,488,481)
    Offering costs                                                                               (6,156,933)       (6,156,933)
    Accumulated losses                                                                          (83,386,373)      (84,251,002)
                                                                                               ------------      ------------
      Total partners' deficit                                                                   (33,028,287)      (33,892,916)
                                                                                               ------------      ------------

      Total liabilities and partners' deficit                                                  $ 33,687,062      $ 30,621,494
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                              AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                  For the three months ended       For the nine months ended
                                                                        September 30,                    September 30,
                                                                 ----------------------------    ----------------------------
                                                                     1998            1997            1998            1997
                                                                 ------------    ------------    ------------    ------------
Share of income from partnerships                                $  1,979,527    $    713,267    $  7,057,309    $  1,519,520
                                                                 ------------    ------------    ------------    ------------
Other revenue and expenses:
  Revenue:
    Interest and other income                                         152,509         122,620         380,504         224,486
                                                                 ------------    ------------    ------------    ------------
  Expenses:
    Interest                                                        1,906,547       1,794,916       5,843,448       5,395,287
    Management fee                                                     75,000          75,000         225,000         225,000
    General and administrative                                         52,943          51,130         158,324         228,936
    Professional fees                                                  21,671          24,869          77,490          72,530
    Amortization                                                       15,543          15,826          47,195          48,374
                                                                 ------------    ------------    ------------    ------------
                                                                    2,071,704       1,961,741       6,351,457       5,970,127
                                                                 ------------    ------------    ------------    ------------
     Total other revenue and expenses                              (1,919,195)     (1,839,121)     (5,970,953)     (5,745,641)
                                                                 ------------    ------------    ------------    ------------

Income (loss) before gain on disposition of
  investment in partnership                                            60,332      (1,125,854)      1,086,356      (4,226,121)

Gain (loss) on disposition of investments in partnerships                  --       1,700,168        (221,727)      1,700,168
                                                                 ------------    ------------    ------------    ------------

Income (loss) before extraordinary gain from
  extinguishment of debt                                               60,332         574,314         864,629      (2,525,953)

Extraordinary gain from extinguishment of debt                             --              --              --       5,473,855
                                                                 ------------    ------------    ------------    ------------

Net income                                                             60,332         574,314         864,629       2,947,902

Accumulated losses, beginning of period                           (83,446,705)    (83,010,342)    (84,251,002)    (85,383,930)
                                                                 ------------    ------------    ------------    ------------

Accumulated losses, end of period                                $(83,386,373)   $(82,436,028)   $(83,386,373)   $(82,436,028)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       AND ACCUMULATED LOSSES - Continued

                                    (Unaudited)

                                                                  For the three months ended       For the nine months ended
                                                                        September 30,                    September 30,
                                                                 ----------------------------    ----------------------------
                                                                     1998            1997            1998            1997
                                                                 ------------    ------------    ------------    ------------
Net income allocated to General Partners (1.51%)                 $        911    $      8,672    $     13,056    $     44,513
                                                                 ============    ============    ============    ============

Net income allocated to Initial and Special
  Limited Partners (1.49%)                                       $        899    $      8,557    $     12,883    $     43,924
                                                                 ============    ============    ============    ============

Net income allocated to Additional Limited Partners (97%)        $     58,522    $    557,085    $    838,690    $  2,859,465
                                                                 ============    ============    ============    ============

Net income per unit of Additional Limited
  Partnership Interest based on 60,000 units outstanding         $        .98    $       9.28    $      13.98    $      47.66
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                    CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                                                                   For the nine months ended
                                                                                                         September 30,
                                                                                                 ----------------------------
                                                                                                     1998            1997
                                                                                                 ------------    ------------
Cash flows from operating activities:
  Net income                                                                                     $    864,629    $  2,947,902

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships                                                              (7,057,309)     (1,519,520)
    Amortization of deferred costs                                                                     47,195          48,374
    Amortization of discount on purchase money notes                                                3,029,482       2,514,684
    Loss (gain) on disposition of investments in partnerships                                         221,727      (1,700,168)
    Extraordinary gain from extinguishment of debt                                                         --      (5,473,855)
    Payment of purchase money note interest                                                          (447,575)       (310,434)

    Changes in assets and liabilities:
      Increase in other assets                                                                        (16,406)        (26,494)
      Increase in accrued interest payable                                                          2,819,485       2,879,499
      Increase in accounts payable and accrued expenses                                                19,652          16,548
      Decrease in consulting fees payable to related parties                                          (42,500)             --
                                                                                                 ------------    ------------
        Net cash used in operating activities                                                        (561,620)       (623,464)
                                                                                                 ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                        6,778,865         950,656
  Proceeds from disposition of investments in partnerships                                            165,402       5,113,774
                                                                                                 ------------    ------------
    Net cash provided by investing activities                                                       6,944,267       6,064,430
                                                                                                 ------------    ------------
Cash flows from financing activities:
  Pay-off of purchase money notes and related interest                                             (3,177,605)             --
  Payment of purchase money note principal                                                                 --        (214,800)
                                                                                                 ------------    ------------
    Net cash used in financing activities                                                          (3,177,605)       (214,800)
                                                                                                 ------------    ------------
Net increase in cash and cash equivalents                                                           3,205,042       5,226,166

Cash and cash equivalents, beginning of period                                                      8,268,903       3,942,254
                                                                                                 ------------    ------------
Cash and cash equivalents, end of period                                                         $ 11,473,945    $  9,168,420
                                                                                                 ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                       $    964,661    $    310,434
                                                                                                 ============    ============

                    The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of September 30, 1998, and the results of its operations for the three and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the interim period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $22,852,577 (exclusive of unamortized discount on purchase money notes of $1,939,730) plus accrued interest of $45,526,527 as of September 30, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $2,100,000 matured on May 1, 1996 and were not paid or extended, and the noteholders foreclosed on the Partnership's interest in the related Local Partnership during 1997. Purchase money notes in an aggregate principal amount of $1,700,000 which originally matured on December 31, 1997 have been extended until January 31, 2001. Purchase money notes in an aggregate principal amount of $2,250,000 which originally matured on August 31, 1998 have been extended until August 31, 2003. Purchase money notes in aggregate principal amounts of $10,354,481, $5,290,000, $850,000 and $734,500 mature January 1, 1999, February, 1999, June 30, 1999 and August 1, 1999, respectively. The remaining purchase money notes mature later during 1999 through 2015.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes, except Audubon Towers, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership. In the case of Audubon Towers, the carrying amount of the Partnership's investment exceeds the amount of the respective nonrecourse indebtedness related to this Local Partnership. The Partnership's exposure to loss is limited to this excess, which at September 30, 1998, was approximately $230,000. See further discussion of certain purchase money notes, below.

     The following chart presents information related to purchase money notes which mature through September 30, 1999, or which have matured and remain unpaid or unextended as of September 30, 1998.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                                     Carrying Amount of
                                                  Partnership's Investment
                                                     in and Advances to                                     Aggregate
                             Number of                Underlying Local                                   Accrued Interest
   Purchase Money            Underlying              Partnerships as of             Aggregate              Balance as of
   Note Maturity         Local Partnerships          September 30, 1998         Principal Balance       September 30, 1998
  ----------------       ------------------       ------------------------      -----------------       ------------------
  1st Quarter 1999                11                $    13,183,184                $ 15,644,481            $  29,230,511
  2nd Quarter 1999                 1                      1,369,130                     850,000                1,511,908
  3rd Quarter 1999                 1                      1,226,151                     734,500                1,292,338
                               -----                ---------------                ------------            -------------
                                  13                $    15,778,465                $ 17,228,981            $  32,034,757
                               =====                ===============                ============            =============


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will always be successful. Based on preliminary discussions with the holders of purchase money notes maturing through September 30, 1999, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate using any of the strategies mentioned above. In such instances, upon maturity of the purchase money notes, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would result in cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of the cash flow distributed by the Local Partnership from rental operations, future sales or refinancings. Of the 31 and 32 Local Partnerships in which the Partnership had invested as of September 30, 1998 and December 31, 1997, respectively, the 13 Local Partnerships with associated purchase money notes maturing through September 30, 1999, represent the following percentages of the Partnership's total investments in and advances to Local Partnerships, total distributions received from Local Partnerships, and share of income from Local Partnerships.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                Percentage of Total
                                Investments in and
                                   Advances to
             As of              Local Partnerships
       ------------------       ------------------
       September 30, 1998               74%
       December 31, 1997                70%



                                 Percentage of Total        Partnership's Share of
                                Distributions Received           Income from
       For Periods Ending       from Local Partnerships       Local Partnerships
       ------------------       -----------------------     ----------------------
       September 30, 1998                 6%                    $   1,202,166
       September 30, 1997                32%                        1,519,520


     The Managing General Partner continues to address the impending maturity of its debt obligations and seeks strategies which will provide the most favorable outcome to the Additional Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes was $1,906,547 and $5,843,448 for the three and nine months ended September 30, 1998, respectively, and $1,794,916 and $5,395,287 for the three and nine months ended September 30, 1997, respectively. Amortization of imputed interest on purchase money notes increased interest expense by $980,587 and $3,029,482 for the three and nine months ended September 30, 1998, respectively, and by $838,228 and $2,514,684 for the three and nine months ended September 30, 1997, respectively. The accrued interest on the purchase money notes of $45,526,527 and $43,671,703 as of September 30, 1998 and December 31, 1997, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                Arboretum Village
                                -----------------

     On April 30, 1998, the local managing general partner of Arboretum Villages Limited Partnership (Arboretum Village) refinanced the loan secured by a first mortgage on the property owned by Arboretum Village. A portion of the refinancing proceeds was used to pay in full the Partnership's purchase money note obligation totaling $774,325 related to this property. Additionally, the Partnership received $2,670,000 during the second quarter of 1998 as additional proceeds from the refinancing. The proceeds received by the Partnership (including the proceeds paid to the noteholders) were in excess of the Partnership's basis in Arboretum Village by approximately $3.4 million, and are included in share of income from partnerships.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                  Cedar Valley
                                  ------------

     The Partnership defaulted on its purchase money notes relating to Cedar Valley on May 1, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,166,710, respectively. The Managing General Partner and the noteholders agreed to extend the purchase money notes until January 1997. On January 16, 1997, the noteholders foreclosed on the Partnership's interest in Cedar Valley. As a result of such foreclosure, the noteholders acquired ownership of the Partnership's interest in the Local Partnership. The Partnership's default on the purchase money note did not impact the Partnership's financial condition because the related purchase money notes were nonrecourse and secured solely by the Partnership's interest in Cedar Valley. The Partnership's loss of its interest in the Local Partnership did not impact the financial statements because the Partnership's investment in Cedar Valley had previously been reduced to zero as a result of losses from the Local Partnership during prior years.
The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in Cedar Valley resulted in a net financial statement gain of approximately $5.5 million during 1997. The federal tax gain was approximately $5.8 million.

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Managing General Partner is currently exploring options to restructure or extend the purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II). The purchase money notes in aggregate principal amounts of $2,600,000 and $1,800,000 for Heritage Estates I and Heritage Estates II, respectively, are currently due to mature January 1, 1999. There is no assurance that a restructuring or an extension will be obtained.

                                 Highland Manor
                                 --------------

     Under the Mark-to-Market program (see Footnote 3), the first mortgage debt related to the property owned by Highland Manor, Limited (Highland Manor) was restructured on July 28, 1998. This debt was split into two pieces: a new first mortgage loan of $619,872 and a new second mortgage loan of $797,128. The balance of the existing first mortgage loan of approximately $841,824 was forgiven. The debt forgiveness of $841,824 will result in taxable income to the partners of the Partnership.

     The new first mortgage loan bears interest at the rate of 7.5% per annum and will be amortized over its term of 30 years. The new second mortgage loan does not bear interest and requires annual principal payments of $39,856. In addition, the second mortgage loan requires a payment of 50% of Appreciation, as defined in the loan documents, upon sale or refinancing. As part of this transaction, the Ginnie Mae Certificate holder sold the restructured first and second mortgage loans to the holder of the largest of the three purchase money notes made by the Partnership to finance a portion of the acquisition of its interest in Highland Manor.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     The Partnership has reached an agreement in principle with the holders of the purchase money notes related to Highland Manor to extend the maturity thereof from January 1, 1999 to January 1, 2004, subject to the noteholders' right to accelerate the maturity date upon six months' notice. The purchase money notes are in the aggregate principal amount of $1,760,000. In connection with the terms of the extension agreement, in addition to the standard payments required to be made to the noteholders by the Partnership from cash flow distributions from Highland Manor, the Partnership will make annual payments to the noteholders of $100,000 on January 15th of each calendar year commencing January 15, 2000. On October 23, 1998, the Partnership made a $100,000 prepayment of interest, which amount is being held in escrow, along with the purchase money note modification documents, until January 1999. The prepayment and subsequent payments will be applied first as prepayment of interest, then to accrued interest, and thereafter to principal.


                             Rolling Green - Milford
                             -----------------------

     The Managing General Partner successfully negotiated an extension of the maturity date of the purchase money notes related to Roberts Milford Associates (Rolling Green) to February 28, 2001. These notes have an aggregate original principal amount of $2,250,000; the maturity date had been August 31, 1998. Pursuant to the agreement, the maturity date was further extended to August 31, 2003 because the Local Partnership refinanced its mortgage loan prior to the expiration of the first extension. This was a contingency which was outlined in the original purchase money note modification agreement. The refinancing of the property's mortgage loan closed on July 31, 1998. The Partnership's share of the refinancing proceeds, which was $1,525,000, was applied against the purchase money note principal. These proceeds were in excess of the Partnership's basis in Rolling Green and were included in share of income from partnerships.


                                    Southmoor
                                    ---------

     On June 30, 1998, the Partnership sold its interest in K-S Apartments (Southmoor). The sale of the Partnership's interest in Southmoor generated sufficient cash proceeds to pay in full the Partnership's purchase money note obligation related to this property. In addition, on July 1, 1998, the Partnership received cash proceeds of $228,000 from the sale. The sale proceeds were not sufficient to recover the Partnership's basis in the Local Partnership and resulted in a net financial statement loss of $221,727. The federal tax gain is estimated to be approximately $1.1 million. The Managing General Partner and/or its affiliates earned net fees relating to this sale of $31,299. On July 10, 1998, these fees were paid by the Partnership.

                                Walden Apartments
                               ------------------

     On July 2, 1997, New Fifth Lakewood Associates Limited Partnership (Walden Apartments) sold the property. The sale of the property generated net cash proceeds to the Partnership of approximately $4.6 million at closing. Subsequent to closing, the Partnership received additional funds totaling $614,841 related to the Partnership's share of the release of funds held as

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

security deposits, insurance accounts, real estate tax escrows and other accounts. Also, subsequent to closing, the Partnership paid $79,073 related to outstanding expense invoices of the Local Partnership. The sale resulted in an estimated net financial statement gain of approximately $1.7 million. The federal tax gain was approximately $8.8 million.

                               Winchester Gardens
                               ------------------

     The Partnership defaulted on its purchase money notes relating to Winchester Gardens on December 31, 1997 when the notes matured and were not paid. The default amount included principal and accrued interest of $1.7 million and $2,995,648, respectively. On April 7, 1998, the Partnership was served with a complaint by the holders of the purchase money notes suing the Partnership, the Managing General Partner and C.R.H.C., Inc. (C.R.H.C., an affiliate of the Managing General Partner), for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which extends the maturity date of the purchase money notes to January 31, 2001. In connection with this settlement, the Partnership granted the noteholders an option during the period January 1, 2000 through June 30, 2000 to purchase the Partnership's and C.R.H.C.'s interests in the Local Partnership for an amount equal to the outstanding principal balance of the purchase money notes plus accrued interest. The option is void if the purchase money notes and accrued interest are retired prior to exercise of the option.


                           Combined Local Partnerships
                           ---------------------------

     The following are combined statements of operations for the 31 and 32 Local Partnerships in which the Partnership is invested as of September 30, 1998 and 1997, respectively. The 1997 results include information on Cedar Valley through the date of foreclosure on the Partnership's interest therein. The statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                         COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                For the three months ended         For the nine months ended
                                                                      September 30,                      September 30,
                                                               ----------------------------      ----------------------------
                                                                   1998            1997              1998            1997
                                                               ------------    ------------      ------------    ------------
Revenue:
  Rental revenue                                               $  7,223,759    $  7,266,907      $ 22,136,359    $ 23,699,376
  Other                                                             314,772         369,157         1,097,907       1,131,610
                                                               ------------    ------------      ------------    ------------
                                                                  7,538,531       7,636,064        23,234,266      24,830,986
                                                               ------------    ------------      ------------    ------------

Expenses:
  Operating                                                       4,129,003       4,044,474        13,160,372      14,242,800
  Interest                                                        1,782,734       1,747,360         5,347,933       5,498,698
  Depreciation and amortization                                   1,295,839       1,268,075         3,886,353       3,994,888
                                                               ------------    ------------      ------------    ------------
                                                                  7,207,576       7,059,909        22,394,658      23,736,386
                                                               ------------    ------------      ------------    ------------
Net income                                                     $    330,955    $    576,155      $    839,608    $  1,094,600
                                                               ============    ============      ============    ============


     As of September 30, 1998 and December 31, 1997, the Partnership's share of cumulative losses to date for nine of the 31 and 32, respectively, Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $5,758,023 and $5,384,969, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 HAP contracts with rents at less than 120% of fair market rents which expire between October 1997 and September 1998 to be renewed for one year. In the event that these rents exceed 120% of fair market rents, these rents will be reduced to 120% of fair market rents. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) will be subject to the Mark-to-Market legislation.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   AFFORDABLE HOUSING LEGISLATION - Continued

     The Section 8 HAP contracts for the following properties expired during the government's fiscal year 1998 and have been renewed as indicated.


                                                            Units              Original           Renewed
                                                        Authorized for       Expiration of      Expiration of
                                       Number of       Rental Assistance       Section 8          Section 8
     Property                         Rental Units      Under Section 8      HAP Contract       HAP Contract
     --------                         ------------     -----------------     -------------     --------------
     Bartley Manor                         70                  69               07/31/98          08/30/99
     Briar Crest I                         53                  53               06/30/98          06/30/99
     Briar Crest II                        49                  49               06/30/98          06/30/99
     Briar Hills                           50                  33               09/30/98          09/30/99
     Highland Manor                       111                 111               02/08/98          05/12/99
     Indian Hills Townhouses               40                  24               09/30/98          09/30/99
     Tyee Apartments                      100                  56               07/31/98          07/31/99
     Village Green                         36                  36               09/30/98          09/30/99
     Village Square                        48                  48               09/30/98          10/01/99
     Winchester Gardens Apartments        206                 202               08/31/98          01/31/01
     Woodside Village                     180                 114               08/31/98          09/30/99


     The Section 8 HAP contracts for the following properties have expired or will expire during the government's fiscal year 1999.

                                                                                                Estimated
                                                             Units             Original          Renewed
                                                         Authorized for      Expiration of     Expiration of
                                       Number of       Rental Assistance       Section 8         Section 8
     Property                         Rental Units      under Section 8      HAP Contract      HAP Contract
     --------                         ------------     ------------------    -------------     -------------
     Greeley Manor                        128                 119               11/01/98          11/01/99
     Lakewood Apartments                   50                  50               08/01/99             (1)


(1) The Managing General Partner expects that these Section 8 HAP Contracts will be renewed for one year upon expiration.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


4.   RELATED-PARTY TRANSACTIONS

      In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $31,963 and $110,415 for the three and nine months ended September 30, 1998, respectively and $25,198 and $73,552 for the three and nine months ended September 30, 1997, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 and $225,000 for the three and nine months ended September 30, 1998, respectively, and like amounts for the three and nine months ended September 30, 1997.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates earned net fees for services relating to the sale of Park Heights of $117,028 on February 2, 1996. On March 25, 1998, the remaining balance of $42,500 was paid by the Partnership. Also, the Managing General Partner and/or its affiliates earned net fees for services relating to the sale of Southmoor of $31,299 on June 30, 1998. On July 10, 1998, these fees were paid by the Partnership.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental Housing Assistance Payments (HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 contracts with rents at less than 120% of fair market rents which expire between October 1997 and September 1998 to be renewed for one year. In the event that these rents exceed 120% of fair market rents, these rents will be reduced to 120% of fair market rents. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) will be subject to the Mark-to-Market legislation.

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

     Under current law, the write down of an FHA-insured mortgage under Mark-to-Market would trigger cancellation of debt income to the limited partners, a taxable event, even though no actual cash is received. The newly recreated second mortgage will accrue interest at a rate below market; the Internal Revenue Service issued a ruling in July 1998 that the below market rate of interest will not generate further ordinary income. Each property subject to

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring or potential tax liabilities to the limited partners at this time.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $11,473,945 (or approximately $185.50 per Additional Limited Partner unit) and $8,268,903 (or approximately $133.68 per Additional Limited Partner unit) as of September 30, 1998 and December 31, 1997, respectively, along with anticipated future cash distributions from the Local Partnerships, are expected to meet its current and anticipated operating cash needs. However, see the discussion below regarding the upcoming maturity of many of the Partnership's purchase money notes.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $22,852,577 (exclusive of unamortized discount on purchase money notes of $1,939,730) plus accrued interest of $45,526,527 as of September 30, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $2,100,000 matured on May 1, 1996 and were not paid or extended, and the noteholders foreclosed on the Partnership's interest in the related Local Partnership during 1997. Purchase money notes in an aggregate principal amount of $1,700,000 which originally matured on December 31, 1997 have been extended until January 31, 2001.
Purchase money notes in an aggregate principal amount of $2,250,000 which originally matured on August 31,1998 have been extended until August 31, 2003. Purchase money notes in aggregate principal amounts of $10,354,481, $5,290,000, $850,000 and $734,500 mature January 1, 1999, February, 1999, June 30, 1999, and
August 1, 1999, respectively. The remaining purchase money notes mature later during 1999 through 2015. See the notes to the consolidated financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes, except Audubon Towers, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership. In the case of Audubon Towers, the carrying amount of the Partnership's investment exceeds the amount of the respective nonrecourse indebtedness related to this Local Partnership. The Partnership's exposure to loss is limited to this excess, which at September 30, 1998 was approximately $230,000. See further discussions of certain purchase money notes, below.

     The following chart presents information related to purchase money notes which mature through September 30, 1999, or which have matured and remain unpaid or unextended as of September 30, 1998.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                    Carrying Amount of
                                                 Partnership's Investment
                                                    in and Advances to                                  Aggregate
                             Number of               Underlying Local                                Accrued Interest
   Purchase Money            Underlying             Partnerships as of            Aggregate            Balance as of
   Note Maturity         Local Partnerships         September 30, 1998        Principal Balance     September 30, 1998
  ----------------       ------------------      ------------------------     -----------------     ------------------
  1st Quarter 1999               11                $    13,183,184               $ 15,644,481          $  29,230,511
  2nd Quarter 1999                1                      1,369,130                    850,000              1,511,908
  3rd Quarter 1999                1                      1,226,151                    734,500              1,292,338
                               ----                ---------------               ------------          -------------
                                 13                $    15,778,465               $ 17,228,981          $  32,034,757
                               ====                ===============               ============          =============


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will always be successful. Based on preliminary discussions with the holders of purchase money notes maturing through September 30, 1999, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate using any of the strategies mentioned above. In such instances, upon maturity of the purchase money notes, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would result in cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of the cash flow distributed by the Local Partnership from rental operations, future sales or refinancings. Of the 31 and 32 Local Partnerships in which the Partnership is invested as of September 30, 1998 and December 31, 1997, respectively, the 13 Local Partnerships with associated purchase money notes maturing through September 30, 1999, represent the following percentages of the Partnership's total investments in and advances to Local Partnerships, total distributions received from Local Partnerships, and share of income from Local Partnerships.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                   Percentage of Total
                                   Investments in and
                                      Advances to
             As of                 Local Partnerships
       ------------------          ------------------
       September 30, 1998                  74%
       December 31, 1997                   70%



                                    Percentage of Total          Partnership's Share of
                                   Distributions Received             Income from
       For Periods Ending          from Local Partnerships         Local Partnerships
       ------------------          -----------------------       ----------------------
       September 30, 1998                    6%                      $    1,202,166
       September 30, 1997                   32%                           1,519,520


     The Managing General Partner is continuing to address the impending maturity of its debt obligations and seeks strategies which will provide the most favorable outcome to the Additional Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1998 and 1997, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

     The Managing General Partner plans to distribute $600,000 (or $10 per Additional Limited Partner Unit) to the Additional Limited Partners from the proceeds generated from the sale of Southmoor and the refinancing of the Arboretum mortgage loan by November 30, 1998 to the holders of record as of September 30, 1998. The Managing General Partner intends to retain all of the Partnership's remaining undistributed proceeds for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to other Local Partnerships.


                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended September 30, 1998, decreased from the corresponding period in 1997 principally due to the gain on disposition of the Partnership's investment in Walden Apartments in 1997. Contributing to the decrease in the Partnership's net income was an increase in

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

interest expense due to an increase in the amortization of imputed interest. Partially offsetting the decrease in the Partnership's net income was an increase in share of income from partnerships primarily due to the receipt of proceeds from the Rolling Green-Milford mortgage refinancing in July 1998, and an increase in interest income due to higher cash and cash equivalent balances.

     The Partnership's net income for the nine months ended September 30, 1998 decreased from the corresponding period in 1997 principally due to the extraordinary gain from extinguishment of debt related to the Cedar Valley foreclosure in January 1997, and the gain on disposition of the Partnership's investment in Walden Apartments in 1997. Contributing to the decrease in the Partnership's net income was an increase in interest expense, as discussed above, and a loss on disposition of the Partnership's investment in Southmoor in 1998. Partially offsetting the decrease in the Partnership's net income was an increase in share of income from partnerships due to the Arboretum and Rolling Green-Milford mortgage refinancings in 1998, an increase in interest income due to higher cash and cash equivalent balances, and a decrease in general and administrative expenses due to LIHPRHA processing fees which were paid by the Partnership in 1997 in connection with the Briar Crest I, Briar Crest II and Briar Hills purchase money note extensions.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized income for the three and nine months ended September 30, 1998 did not include losses of $126,267 and $373,054, respectively, compared to excluded losses of $144,954 and $441,208 for the three and nine months ended September 30, 1997, respectively.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is substantially complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. The Managing General Partner expects final completion of this phase by November 30, 1998. The Assessment Phase is currently underway. Under the Assessment Phase, all applications and functions identified in the Planning Phase are being analyzed to determine Y2K compliance and the materiality of each identified risk is being determined. In the event of noncompliance, for a material risk, timetables for corrective action, as well as estimated costs to achieve compliance, are being determined. Completion of this phase is expected by December 31, 1998. The Implementation Phase is also underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with third party vendors and service providers to verify their Y2K compliance. Final completion of this phase is expected by June 1999. The Testing Phase, which will include testing of internal applications as well as third party systems, is expected to begin during January 1999 and continue throughout 1999. Contingency planning is scheduled to commence during the fourth quarter 1998 and be completed by year-end 1999. Although the expense associated with the Y2K Project cannot presently be determined, the Managing General Partner does not expect it to be material.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1998.

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

                         CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                         ------------------------------------------------
                         (Registrant)

                         by: C.R.I., Inc.
                             --------------------------------------------
                             Managing General Partner



November 12, 1998            by: /s/ Michael J. Tuszka
-----------------                ----------------------------------------
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