Form 10KSB
period 1998-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1999-03-31
CIK 722833

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1998
                              -----------------

Commission file number             0-11962
                              -----------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
-----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Maryland                                      52-1311532
-----------------------------------------         ---------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         ---------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number      (301) 468-9200
                              -----------------



Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of each class                          on which registered
            NONE                                            N/A
-----------------------------------------         ---------------------

Securities registered pursuant to Section 12(g) of the Act:

                              LIMITED PARTNER UNITS
-----------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes [X]   No
[ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year $7,907,370.

     The limited partner interests of the Registrant are not traded in any market. Therefore, the limited partner interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                             (a limited partnership)

                        1998 ANNUAL REPORT ON FORM 10-KSB

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


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters    . .      II-1
Item 6.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-2
Item 7.  Financial Statements   . . . . . . . . . . . . . .      II-10
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure   . . . .      II-10


                                    PART III
                                    --------

Item 9.  Directors and Executive Officers
           of the Registrant  . . . . . . . . . . . . . . .      III-1
Item 10. Executive Compensation   . . . . . . . . . . . . .      III-2
Item 11. Security Ownership of Certain Beneficial
           Owners and Management  . . . . . . . . . . . . .      III-2
Item 12. Certain Relationships and Related Transactions   .      III-3
Item 13. Exhibits and Reports on Form 8-K   . . . . . . . .      III-4

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      III-6

Financial Statements  . . . . . . . . . . . . . . . . . . .      III-7

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

     Capital Realty Investors-III Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983. On November 7, 1983, the Partnership commenced offering 60,000 units of limited partner interests through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering in January 1984 when it became fully subscribed.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 37 Local Partnerships. As of December 31, 1998, the Partnership had investments in 31 Local Partnerships. Each of these Local Partnerships owns or owned a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, applied for applicable mortgage insurance and/or subsidies, and remain as the local general partners in the Local Partnerships. The Partnership became the principal limited partner in 31 (26 as of December 31, 1998) of these Local Partnerships. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. In six (five as of December 31, 1998) Local Partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, have invested as general partners in the Local Partnerships. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the 26 Local Partnerships and the five intermediary partnerships. In most cases, the local general partners of the Local Partnership retain responsibility for developing, constructing, maintaining, operating and managing the project. The local general partners and affiliates of the Managing General Partner may

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

     Although each of the Local Partnerships in which the Partnership has invested owns an apartment complex which must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership, except in specific circumstances as described in Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                   SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
               IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                 HAS AN INVESTMENT(1)

                                                                                                 Units          Expiration
                          Mortgage                                                           Authorized for         of
 Name and Location       Payable at         Financed and/or Insured          Number of        Rental Asst.       Section 8
of Apartment Complex    12/31/98 (2)        and/or Subsidized Under         Rental Units      Under Sec. 8      HAP Contract
--------------------    ------------     -----------------------------      ------------     --------------     ------------
Arboretum Village       $ 12,935,365     Conventional                          308                0                  --
 Lisle, IL

Audubon Towers             3,488,102     New Jersey Housing and Mortgage       124              124               02/11/20
 Audubon, NJ                              Finance Agency (NJHMFA)/8-HUD

Bartley Manor                776,980     Federal National Mortgage Associ-      70               69               07/31/99 (4)
Superior, WI                              ation (FNMA)/236

Briar Crest I (4)            560,137     FNMA/236                               53               53               06/30/99
 Niles, MI

Briar Crest II (4)           601,412     FNMA/236                               49               49               06/30/99
 Niles, MI

Briar Hills                  578,804     FNMA/236                               50               33               09/30/99 (4)
 South Haven, MI

College Park               1,230,000     PNC Bank                              100              100               05/01/08
 Meridian, MS

Congress Plaza             2,291,653     Connecticut Housing Finance           101              100               02/28/19
 Bridgeport, CT                           Agency/FHA Sect. 231/HUD

Glen Agnes                 4,257,838     California Housing Finance Agency     149              149               01/27/13
 Fresno, CA                               (CHFA)

Greeley Manor (4)          1,263,312     WMF-Huntoon, Paige Associates         128              119               09/30/99
 Greeley, CO                              Ltd./FNMA/236

Heritage Estates I         2,719,702     Missouri Housing Development          228                0                  --
 St. Louis, MO                            Agency (MHDA)/Section 221(d)(4)
                                          of the National Housing Act (NHA)

Heritage Estates II        2,179,953     MHDA/Section 221 (d)(4) of the NHA    160                0                  --
 St. Louis, MO

Highland Manor             1,412,748     Secretary of HUD                      111              111               05/12/99 (4)
 Birmingham, AL


                                   (continued)

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                           HAS AN INVESTMENT(1) - continued

                                                                                                 Units          Expiration
                          Mortgage                                                           Authorized for         of
 Name and Location       Payable at         Financed and/or Insured          Number of        Rental Asst.       Section 8
of Apartment Complex    12/31/98 (2)        and/or Subsidized Under         Rental Units      Under Sec. 8      HAP Contract
--------------------    ------------     -----------------------------      ------------     --------------     ------------
Indian Hills            $    511,974     FNMA/236 of the NHA/Sect. 8            40               24               09/30/99 (4)
 Townhouses
 Dowagiac, MI

Lakewood Apts.               823,065     Rural Housing & Comm. Dev.             50               50               08/01/99
 Eufaula, AL                              Services (RHCD)

Meadow Lanes Apts.         1,763,615     Michigan State Housing Develop-       118               24               10/01/12
 Holland, MI                              ment Authority/236 of the NHA

Monterey/Hillcrest        13,612,860     GNMA 221(d)(4)                        300               60               12/13/03
 Waukesha, WI

O'Farrell Towers           8,031,812     CHFA/Section 8                        101              101               09/21/03
 San Francisco, CA

Rolling Green at           8,868,475     Massachusetts Housing Finance         304              151               04/01/11
 Milford (4)                              Agency/236
 Milford, MA

Tyee Apts.                 1,319,902     First National Bank of                100               56               11/30/03
 Anchorage, AK                            Anchorage/236

Victorian Towers           5,056,397     NJHMFA/Section 8                      204               27               12/01/23
 Cape May, NJ

Villa Mirage I             2,136,664     CHFA/Section 8                         50               50               12/20/05
 Rancho Mirage, CA

Villa Mirage II            2,119,891     CHFA/Section 8                         48               48               10/18/05
 Rancho Mirage, CA

Village Green                341,570     FNMA/236                               36               36               09/30/99 (4)
 Reedsburg, WI

Village Square               460,776     FNMA/236                               48               48               09/30/99 (4)
 Barabou, WI

Village Squire I & II      8,899,654     Conventional                          377                0                  --
 Canton, MI

Village Squire III         5,741,964     Conventional                          224                0                  --
 Canton, MI

                                   (continued)

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                         HAS AN INVESTMENT(1) - continued

                                                                                                 Units          Expiration
                          Mortgage                                                           Authorized for         of
 Name and Location       Payable at         Financed and/or Insured          Number of        Rental Asst.       Section 8
of Apartment Complex    12/31/98 (2)        and/or Subsidized Under         Rental Units      Under Sec. 8      HAP Contract
--------------------    ------------     -----------------------------      ------------     --------------     ------------
Walsh Park              $  4,993,888     IHDA                                  134              134               11/01/14
 Chicago, IL

Winchester Gardens         3,052,497     FNMA/236                              206              202               08/31/99 (4)
 Apts.
 Columbus, OH

Windham Village            2,435,875     CHFA                                   50               44               10/31/15
 Santa Rose, CA

Woodside Village           2,500,305     FNMA/236                              180              114               09/30/99 (4)
 Anchorage, AK
                        ------------                                        ------           ------
Totals 31               $106,967,190                                         4,201            2,076
                        ============                                        ======           ======

                 SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                           HAS AN INVESTMENT(1) - Continued

                                                                              Average Effective Annual
                                 Units Occupied As                                 Rental Per Unit
                             Percentage of Total Units                           for the Year Ended
                                 As of December 31,                                  December 31,
 Name and Location       ---------------------------------      -----------------------------------------------------
of Apartment Complex     1998   1997   1996   1995    1994        1998       1997        1996       1995       1994
--------------------     ----   ----   ----   ----    ----      --------   --------    --------   --------   --------
Arboretum Village         95%    94%    92%    94%     96%      $  9,238   $  8,724    $  8,677   $  8,363   $  7,976
 Lisle, IL

Audubon Towers           100%   100%   100%    100%   100%         9,161      9,166       9,164      9,129      9,563
 Audubon, NJ

Bartley Manor             93%    93%    98%    90%     97%         5,356      5,313       5,116      5,024      5,263
 Superior, WI

Briar Crest I             97%   100%    98%    98%    100%         4,784      5,012       4,844      4,611      4,696
 Niles, MI

Briar Crest II            96%   100%   100%   100%    100%         4,814      4,986       4,950      4,579      4,689
 Niles, MI

Briar Hills               94%    96%    94%    96%     98%         4,461      4,430       4,446      4,105      4,164
 South Haven, MI

College Park             100%   100%   100%   100%    100%         4,955      4,944       4,927      4,856      4,701
 Meridian, MS

Congress Plaza           100%   100%   100%   100%    100%        10,535     10,511      10,524     10,507     10,196
 Bridgeport, CT

Glen Agnes                95%    95%    94%    94%     97%         7,634      7,623       7,654      7,742      7,793
 Fresno, CA

Greeley Manor            100%    98%    97%    97%     98%         3,573      3,159       3,087      2,928      2,819
 Greeley, CO

Heritage Estates I        99%   100%    98%    98%     97%         4,940      4,776       4,722      4,629      4,494
 St. Louis, MO

Heritage Estates II      100%   100%    94%    98%     95%         4,968      4,764       4,663      4,605      4,373
 St. Louis, MO

Highland Manor            98%    97%   100%    99%     98%         7,584      9,188       9,011      8,739      8,621
 Birmingham, AL

Indian Hills             100%   100%    95%    98%    100%         5,070      5,002       4,847      4,653      4,706
 Townhouses
 Dowagiac, MI

Lakewood Apts.            98%    98%   100%   100%    100%         4,269      4,363       4,264      4,200      4,103
 Eufaula, AL


                                    (continued)

                   SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
               IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                           HAS AN INVESTMENT(1) - Continued

                                                                              Average Effective Annual
                                 Units Occupied As                                 Rental Per Unit
                             Percentage of Total Units                           for the Year Ended
                                 As of December 31,                                  December 31,
 Name and Location       ---------------------------------      -----------------------------------------------------
of Apartment Complex     1998   1997   1996   1995    1994        1998       1997        1996       1995       1994
--------------------     ----   ----   ----   ----    ----      --------   --------    --------   --------   --------
Meadow Lanes Apts.        98%    93%    96%    98%     97%      $  6,174   $  6,056    $  5,985   $  5,694   $  5,369
 Holland, MI

Monterey/Hillcrest        92%    94%    90%    94%     94%         8,992      8,745       8,742      8,413      8,215
 Waukesha, WI

O'Farrell Towers         100%   100%   100%    99%    100%        14,371     14,079      14,316     14,391     14,134
 San Francisco, CA

Rolling Green at          97%    99%    97%    98%     99%         8,247      8,012       7,663      7,457      7,447
 Milford
 Milford, MA

Tyee Apts.               100%    84%    94%    98%     99%         8,707      8,676       8,565      8,311      7,540
 Anchorage, AK

Victorian Towers          99%    97%   100%   100%    100%         4,989      4,902       4,783      4,588      4,504
 Cape May, NJ

Villa Mirage I           100%   100%    98%   100%     98%         9,699      9,671       9,660      9,560      9,686
 Rancho Mirage, CA

Villa Mirage II          100%   100%    98%   100%    100%         9,580      9,600       9,702      9,673      9,580
 Rancho Mirage, CA

Village Green             97%    89%    98%    94%     97%         3,886      3,764       3,744      3,761      3,796
 Reedsburg, WI

Village Square            94%    98%    95%    94%     96%         4,243      4,275       4,023      3,988      4,083
 Barabou, WI

Village Squire I          90%    92%    91%    98%     96%         5,902      5,858       5,898      5,682      5,247
 & II
 Canton, MI

Village Squire III        93%    96%    94%    96%     96%         5,820      5,779       5,813      5,567      5,077
 Canton, MI

Walsh Park                99%    98%    99%   100%    100%        11,653     11,301      11,083     10,777     10,584
 Chicago, IL

Winchester Gardens        90%    99%   100%    98%    100%         4,136      4,452       4,447      4,405      4,129
 Apts.
 Columbus, OH


                                     (continued)

                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                          HAS AN INVESTMENT(1) - Continued

                                                                              Average Effective Annual
                                 Units Occupied As                                 Rental Per Unit
                             Percentage of Total Units                           for the Year Ended
                                 As of December 31,                                  December 31,
 Name and Location       ---------------------------------      -----------------------------------------------------
of Apartment Complex     1998   1997   1996   1995    1994        1998       1997        1996       1995       1994
--------------------     ----   ----   ----   ----    ----      --------   --------    --------   --------   --------
Windham Village          100%   100%   100%   100%     98%      $ 10,474   $ 10,438    $ 10,439   $ 10,396   $ 10,038
 Santa Rose, CA

Woodside Village          86%    84%    84%    90%     93%         8,420      8,576       8,927      9,145      9,027
 Anchorage, AK
----------------         ----   ----   ----   ----    ----      --------   --------    --------   --------   --------
Totals(3)  31             97%    97%    97%    97%     98%      $  6,988   $  6,972    $  6,925   $  6,790   $  6,665
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

(2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 1998.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.

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

     There were no contemplated sales of investments in partnerships as of March 31, 1999.

                                     PART I
                                     ------

ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-III Limited Partnership indirectly holds an interest in the underlying real estate. See Part I, Item 1 for information pertaining to these properties.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     In March, 1999, the Partnership received notice of a collection action on purchase money notes related to College Park. See the notes to the consolidated financial statements for additional information pertaining to the purchase money notes.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a) On December 23, 1998, Equity Resource Boston Fund (Boston Fund), a Massachusetts Limited Partnership which is affiliated with Equity Resources Group, the general partner of various partnerships that are additional limited partners in the Partnership, initiated a tender offer to purchase 1,200 additional units in the Partnership at a price of $25.00 per Additional Limited Partner unit. Boston Fund, which is unaffiliated with CRI, Inc., stated that it made the offer for the express purpose of holding the limited partner units for investment purposes and not with a view to resale. The price offered was determined solely at the discretion of Boston Fund and did not necessarily represent the fair market value of each Additional Limited Partner unit. The Boston Fund offer expired on January 23, 1999, and as of March 31, 1999, Boston Fund held approximately 3.6% of the Additional Limited Partner units of the Partnership. Other than the Boston Fund tender offer, or any others of the same type, it is not anticipated that there will be any formal market for resale of interests in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

     (b) As of March 31, 1999 there were approximately 5,500 registered holders of limited partner interests in the Partnership.

     (c) On November 23, 1998, the Partnership made a cash distribution of $599,650 ($10.00 per Additional Limited Partner Unit) to the Additional Limited Partners. The distribution was a result of the sale of the property relating to the Partnership's investment in Southmoor and the refinancing of the Arboretum Village Limited Partnership (Arboretum Village) first mortgage loan.

          On November 10, 1997, the Partnership distributed $1,199,800 ($20.00 per Additional Limited Partner unit) to the Additional Limited Partners. The distribution was a result of the sale of the property relating to the Partnership's investment in New Fifth Lakewood Associates Limited Partnership (Walden Apartments).

          The Partnership received distributions of $6,214,806 and $1,372,058 from the Local Partnerships during 1998 and 1997, respectively. Some of the Local Partnerships operate under restrictions imposed by the pertinent government agencies that limit the cash return available to the Partnership.

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

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes (the "properties") intended to provide housing to low and moderate income tenants. In conjunction with such governmental assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

     The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties, through the Partnership's investment in local limited partnerships. Only limited annual cash distributions from property operations were projected because of the regulatory restrictions on cash distributions from the properties.

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986, which virtually eliminated many of the incentives for the new construction or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, the Managing General Partner continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible, and on potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

     The acquisition of interests in certain Local Partnerships was paid for in part by purchase money notes of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature 15 years from the date of acquisition of the interest in a particular Local Partnership, and are generally secured by the Partnership's interests in the Local Partnerships.

     The Managing General Partner has been working to develop a strategy to sell certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to nonprofit purchasers. The Managing General Partner intends to utilize part or all of the Partnership's net proceeds (after a partial distribution to limited partners) received from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental Housing Assistance Payments (HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 contracts with rents at less than 120% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the event that these rents exceeded 120% of fair market rents, these rents were reduced to 120% of fair market rents. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) will be subject to the Mark-to-Market legislation.

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

     Under current law, the write down of an FHA-insured mortgage under Mark-to Market would trigger cancellation of indebtedness income to the partners, a taxable event, even though no actual cash is received. Additionally, the newly created second mortgage will accrue interest at a rate below market; however, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest will not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time.

     The Managing General Partner is considering new strategies to deal with the ever changing environment of affordable housing policy. The mortgage loans on
Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgage may be eligible for pre-payment. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Currently there are few lenders that will provide financing either to prepay the existing mortgage or provide additional funds to allow a property to convert to market-rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1998 the Partnership had approximately 5,500 investors who subscribed to a total of 60,000 units of limited partner interests in the original amount of $60,000,000. The Partnership originally made investments in 37 Local Partnerships, of which 31 remain at December 31, 1998. The Partnership's liquidity, with unrestricted cash resources of $10,804,306 as of December 31, 1998, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. During 1998 and 1997, the Partnership received cash distributions of $6,214,806 and $1,372,058, respectively, from the Local Partnerships. As of March 31, 1999, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $22,633,865 (exclusive of unamortized discount on purchase money notes of $573,464) plus accrued interest of $46,303,206 as of December 31, 1998, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in the aggregate principal amount of $2,100,000 matured on May 1, 1996 and were not paid or extended, and the noteholders foreclosed on the Partnership's interest in the related Local Partnership during 1997. Purchase money notes in the aggregate principal amount of $1,700,000, which originally matured on December 31, 1997, have been extended until January 31, 2001. Purchase money notes in the remaining aggregate principal amount of $506,288, which originally matured on August 31, 1998 have been extended until August 31, 2003. Purchase money notes in the aggregate principal amount of $364,481 matured January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the aggregate principal amount of $1,760,000 matured on January 1, 1999 and were extended to January 1, 2004. Purchase money notes in the aggregate principal amounts of $8,230,000 and $5,290,000 matured in January and February, 1999, respectively, and were not paid or extended. Purchase money notes in the aggregate principal amounts of $850,000, $734,500, and $1,365,000 mature on June 30, 1999, August 1, 1999, and October 1, 1999, respectively. The remaining purchase money notes mature during 2002 through 2015. See the notes to the consolidated financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes, except Audubon Towers, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. In the case of Audubon Towers, the carrying amount of the Partnership's investment exceeds the amount of the respective nonrecourse indebtedness related to this Local Partnership. The Partnership's exposure to loss is limited to this excess, which at December 31, 1998 was approximately $205,000. See further discussions of certain purchase money notes, below.

     The following chart presents information related to purchase money notes which mature through December 31, 1999, or which have matured and remain unpaid or unextended as of March 31, 1999.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                              Carrying Amount
                                              of Partnership's
                                               Investment in                  Aggregate
                                              and Advances to                 Principal                Aggregate
                   Number of                  Underlying Local                 Balance                 Interest
                   Underlying                 Partnerships as                   as of                 Balance as of
 Purchase Money      Local       Percentage      of December    Percentage     December   Percentage    December     Percentage
 Note Maturity    Partnerships    of Total        31, 1998       of Total      31, 1998    of Total     31, 1998      of Total
----------------  ------------   ----------   ----------------  ----------   -----------  ----------  -------------  ----------
1st Quarter 1999        9             29%      $    12,743,477       60%     $13,520,000        60%   $  27,702,367       60%
2nd Quarter 1999        1              3%            1,381,236        6%         850,000         4%       1,540,441        3%
3rd Quarter 1999        1              3%            1,248,146        6%         734,500         3%       1,314,373        3%
4th Quarter 1999        3             10%            1,775,105        8%       1,365,000         6%       2,317,063        5%
                     ----          -----       ---------------    -----      -----------     -----    -------------    -----
                       14             45%      $    17,147,964       80%     $16,469,500        73%   $  32,874,244       71%
                     ====          =====       ===============    =====      ===========     =====    =============    =====

Total                  31            100%      $    21,458,167      100%     $22,633,865       100%   $  46,303,206      100%
                     ====          =====       ===============    =====      ===========     =====    =============    =====

     The above chart does not include a purchase money note in the amount of $364,481, which matured on January 1, 1999 and was paid off, at a discount, on February 5, 1999. See the notes to the consolidated financial statements for information pertaining to this purchase money note.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will always be successful. Based on preliminary discussions with the holders of purchase money notes maturing through December 31, 1999, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate using any of the strategies mentioned above. In such instances, upon maturity of the purchase money notes, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would result in cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of the future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. Of the 31 and 32 Local Partnerships in which the Partnership is invested as of December 31, 1998 and December 31, 1997, respectively, the 14 Local Partnerships with associated

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

purchase money notes which mature through December 31, 1999 and remain unpaid or unextended as of March 31, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.



                           Percentage of Total       Partnership's Share of
                          Distributions Received          Income from
    For Periods Ending    from Local Partnerships      Local Partnerships
    ------------------    -----------------------    ----------------------
    December 31, 1998              6%                     $1,203,021
    December 31, 1997             27%                        914,957


     The Managing General Partner continues to address the impending maturity of its debt obligations and seeks strategies which will provide the most favorable outcome to the Additional Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1998 and 1997, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during 1998 primarily due to the receipt of proceeds generated from the refinancing of the Arboretum mortgage loan.

                              Results of Operations
                              ---------------------

1998 Versus 1997
----------------

     The Partnership recognized a net loss in 1998 compared to net income in 1997 principally due to the extraordinary gain from extinguishment of debt related to the Cedar Valley foreclosure in January 1997, and the gain on disposition of the Partnership's investment in Walden Apartments in 1997. Such magnitude of gain did not occur in 1998. Contributing to the Partnership's net loss were an increase in interest expense due to an increase in the amortization of discount on purchase money notes, and a loss on disposition of the Partnership's investment in Southmoor in 1998. Partially offsetting the Partnership's net loss were an increase in share of income from partnerships due to the Arboretum and Rolling Green-Milford first mortgage refinancings in 1998, an increase in interest income due to higher cash and cash equivalent balances, and a decrease in general and administrative expenses due to LIHPRHA processing fees which were paid by the Partnership in 1997 in connection with the Briar Crest I, Briar Crest II and Briar Hills purchase money note extensions. See the notes to the consolidated financial statements for additional information pertaining to the Cedar Valley foreclosure, the Walden Apartments and Southmoor

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

sales, and the Arboretum and Rolling Green-Milford first mortgage refinancings, and the Briar Crest I, Briar Crest II and Briar Hills purchase money note extensions.

     The purchase money notes originated from 1983 through 1985. When they were issued, the market interest rate was approximately 15%, while the stated interest rates ranged from 9% to 12%. The notes were discounted as required by Generally Accepted Accounting Principles, and a simple/compound method was used at the stated interest rate for tax purposes, and the compound method at the market interest rate was used for book purposes. As the book interest is being compounded, the interest expense for book purposes will eventually surpass the interest expense for tax purposes, thereby reducing the discount and increasing the interest expense. In fiscal year 1998, all properties, except O'Farrell, with purchase money notes had book interest which exceeded the tax interest. This increase in interest expense and the resulting reduction in the discount are expected to continue in future years.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from Local Partnerships for the years ended December 31, 1998 and 1997 did not include losses of $1,134,644 and $493,207, respectively. The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $5,269,903 and $480,770 received from ten and nine Local Partnerships during 1998 and 1997, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.
                                    Inflation
                                    ---------

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

     The following table reflects the combined rental revenues of the properties for the five years ended December 31, 1998. Combined rental revenue amounts for years prior to 1998 have been adjusted to reflect property sales and foreclosure.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                     For the year ended December 31,
                    ----------------------------------------------------------------------------------------------
                       1998                 1997              1996                 1995                   1994
                    -----------          -----------       -----------          -----------            -----------
Combined Rental
  Revenue           $29,945,255          $29,650,481       $29,483,376          $28,830,656            $28,050,360

Annual Percentage
  Increase                         1.0%               0.6%              2.3%                  2.8%


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

          The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with some third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers to verify their Y2K

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     compliance, with completion expected by June 1999. The Testing Phase, which will include testing of internal applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.


ITEM 7.   FINANCIAL STATEMENTS
          --------------------

     The information required by this item is contained in Part III.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURE
               -----------------------------------

     None.

                                    PART III
                                    --------

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     (a), (b) and (c)

          The Partnership has no directors, executive officers or significant employees of its own.

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 62, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 52, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Ronald W. Thompson, 52, is Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.









                                      III-1

                                    PART III
                                    --------

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Susan R. Campbell, 40, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 43, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is incorporated herein by reference to Notes 3 and 4 of the notes to the consolidated financial statements contained in Part III.

     (h)  Termination of employment and change in control arrangements.

          None.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding partnership units at December 31, 1998.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1998, by each director

                                      III-2

                                    PART III
                                    --------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT - Continued
               ----------

          and by all directors and officers as a group of the Managing General Partner of the Partnership.

              Name of                 Amount and Nature        % of total
          Beneficial Owner         of Beneficial Ownership    Units issued
          ----------------         -----------------------    -----------
          William B. Dockser                 None                   0%
          H. William Willoughby              None                   0%
          All Directors and Officers
            as a Group (5 persons)           None                   0%

     (c)  Changes in control.

          There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     (a)  Transactions with management and others.

          The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI. Item 10 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference. Note 3 of the notes to consolidated financial statements, which contains disclosure of related party transactions, is also incorporated herein by reference.

     (b)  Certain business relationships.

          The Partnership's response to Item 12(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the officers and directors of the Managing General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 12(a).











                                      III-3

                                    PART III
                                    --------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          Financial Statements                                     Page
          --------------------                                     ----

          Report of Independent Certified Public
            Accountants - Capital Realty Investors-III
            Limited Partnership                                    III-7

          Reports of Independent Certified Public
            Accountants - Local Partnerships in which
            Capital Realty Investors-III Limited
            Partnership has invested                               III-8

          Consolidated Balance Sheets as of December 31,
            1998 and 1997                                          III-9

          Consolidated Statements of Operations for the
            years ended December 31, 1998 and 1997                 III-10

          Consolidated Statements of Changes in Partners'
            Deficit for the years ended December 31,
            1998 and 1997                                          III-11

          Consolidated Statements of Cash Flows for the
            years ended December 31, 1998 and 1997                 III-12

          Notes to Consolidated Financial Statements               III-13




















                                      III-4

                                    PART III
                                    --------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K - Continued
          --------------------------------

     (a) Index of Exhibits (Listed according to the number assigned in ----------------- the table in Item 601 of Regulation S-B.)


          Exhibit No. 3 - Articles of Incorporation and bylaws

          a. Certificate of Limited Partnership of Capital Realty Investors-III Limited Partnership. (Incorporated by reference from Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

          Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

          a. Amended Certificate and Limited Partnership Agreement of Capital Realty Investors-III Limited Partnership. (Incorporated by reference from Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

          Exhibit No. 10 - Material Contracts.

          a. Management Services Agreement between CRI and Capital Realty Investors-III Limited Partnership. (Incorporated by reference from Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

          Exhibit No. 27 - Financial Data Schedule.

          a.   Filed herewith electronically.

          Exhibit No. 99 - Additional Exhibits.

          a. Prospectus of the Partnership, dated May 6, 1983. (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended December 31, 1998.

















                                      III-5

                                   SIGNATURES
                                   ----------

     In accordance with the Section 13 or 15(d) of the Exchange Act, registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                         ------------------------------------------------
                         (Registrant)

                         by: C.R.I., Inc.
                             --------------------------------------------
                             Managing General Partner



March 31, 1999               by: /s/ William B. Dockser
-----------------                ---------------------------------------
DATE                             William B. Dockser, Director,
                                   Chairman of the Board,
                                   and Treasurer
                                   (Principal Executive Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 31, 1999               by: /s/ H. William Willoughby
-----------------                ----------------------------------------
DATE                             H. William Willoughby,
                                   Director, President
                                   and Secretary





March 31, 1999               by: /s/ Michael J. Tuszka
-----------------                ----------------------------------------
DATE                             Michael J. Tuszka
                                   Vice President
                                   and Chief Accounting Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)
















                                      III-6

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                                PUBLIC ACCOUNTANTS
                               -------------------

To the Partners
Capital Realty Investors-III Limited Partnership

     We have audited the consolidated balance sheets of Capital Realty Investors-III Limited Partnership (a Maryland limited partnership) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income or loss from these Local Partnerships constitutes $1,494,893 of income and $460,795 of losses in 1998 and 1997, respectively, included in the Partnership's net income or loss. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-III Limited Partnership as of December 31, 1998 and 1997, and the consolidated results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.


                                                              Grant Thornton LLP

Vienna, VA
March 24, 1999







                                      III-7

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                  HAS INVESTED*



* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-III Limited Partnership has invested were filed in paper format under Form SE on March 30, 1999, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted March 5, 1999.


























                                      III-8

                  CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                  December 31,
                                                                                         -------------------------------
                                                                                            1998                1997
                                                                                         ------------       ------------
Investments in and advances to partnerships                                              $ 21,458,167       $ 21,304,841
Cash and cash equivalents                                                                  10,804,306          8,268,903
Investment held in escrow                                                                     100,000                 --
Acquisition fees, principally paid to related parties, net
  of accumulated amortization of $478,988 and $450,706, respectively                          483,132            519,717
Property purchase costs, net of accumulated amortization of
  $438,256 and $419,846, respectively                                                         464,823            508,863
Other assets                                                                                    5,982             19,170
                                                                                         ------------       ------------

      Total assets                                                                       $ 33,316,410       $ 30,621,494
                                                                                         ============       ============


                      LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                                       $ 22,179,945       $ 20,663,428
Accrued interest payable                                                                   46,337,182         43,705,679
Accounts payable and accrued expenses                                                         141,849            102,803
Consulting fees payable to related parties                                                         --             42,500
                                                                                         ------------       ------------
      Total liabilities                                                                    68,658,976         64,514,410
                                                                                         ------------       ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                            2,000              2,000
    Limited Partners                                                                       60,001,500         60,001,500
                                                                                         ------------       ------------
                                                                                           60,003,500         60,003,500


  Less:
    Accumulated distributions to partners                                                  (4,088,131)        (3,488,481)
    Offering costs                                                                         (6,156,933)        (6,156,933)
    Accumulated losses                                                                    (85,101,002)       (84,251,002)
                                                                                         ------------       ------------
      Total partners' deficit                                                             (35,342,566)       (33,892,916)
                                                                                         ------------       ------------

      Total liabilities and partners' deficit                                            $ 33,316,410       $ 30,621,494
                                                                                         ============       ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                    III-9

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             For the years ended
                                                                                                 December 31,
                                                                                         ---------------------------
                                                                                            1998               1997
                                                                                         -----------        -----------
Share of income from partnerships                                                        $ 7,498,098        $    19,975
                                                                                         -----------        -----------

Other revenue and expenses:

   Revenue:
     Interest and other income                                                               518,960            339,357
                                                                                         -----------        -----------

   Expenses:
     Interest                                                                              8,072,684          7,240,312
     Management fee                                                                          300,000            300,000
     General and administrative                                                              219,173            281,283
     Professional fees                                                                       102,773             96,469
     Amortization                                                                             62,740             64,200
                                                                                         -----------        -----------
                                                                                           8,757,370          7,982,264
                                                                                         -----------        -----------
       Total other revenue and expenses                                                   (8,238,410)        (7,642,907)
                                                                                         -----------        -----------

Loss before gain on disposition of investment in partnership                                (740,312)        (7,622,932)
                                                                                         -----------        -----------

(Loss) gain on disposition of investment in partnership                                     (109,688)         3,282,005
                                                                                         -----------        -----------

Loss before extraordinary gain from extinguishment of debt                                  (850,000)        (4,340,927)
                                                                                         -----------        -----------

Extraordinary gain from extinguishment of debt                                                    --          5,473,855
                                                                                         -----------        -----------

Net (loss) income                                                                        $  (850,000)       $ 1,132,928
                                                                                         ===========        ===========

Net (loss) income allocated to General Partners (1.51%)                                  $   (12,835)       $    17,107
                                                                                         ===========        ===========

Net (loss) income allocated to Initial and Special Limited Partners (1.49%)              $   (12,665)       $    16,881
                                                                                         ===========        ===========

Net (loss) income allocated to Additional Limited Partners (97%)                         $  (824,500)       $ 1,098,940
                                                                                         ===========        ===========

Net (loss) income per unit of Additional Limited Partner Interest
  based on 60,000 units outstanding                                                      $    (13.74)       $     18.32
                                                                                         ===========        ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                    III-10

                 CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT




                                                                     Initial and
                                                                       Special        Additional
                                                    General            Limited         Limited
                                                    Partners           Partners        Partners          Total
                                                   -----------       -----------     ------------     ------------
Partners' deficit, January 1, 1997                 $(1,310,584)      $(1,293,894)    $(31,221,566)    $(33,826,044)

  Distribution of $20.00 per Additional
    Limited Partner Interest                                --                --       (1,199,800)      (1,199,800)

  Net income                                            17,107            16,881        1,098,940        1,132,928
                                                   -----------       -----------     ------------     ------------

Partners' deficit, December 31, 1997                (1,293,477)       (1,277,013)    $(31,322,426)     (33,892,916)

  Distribution of $10.00 per Additional
    Limited Partner Interest                                --                --         (599,650)        (599,650)

  Net loss                                             (12,835)          (12,665)        (824,500)        (850,000)
                                                   -----------       -----------     ------------     ------------

Partners' deficit, December 31, 1998               $(1,306,312)      $(1,289,678)    $(32,746,576)    $(35,342,566)
                                                   ===========       ===========     ============     ============



























                       The accompanying notes are an integral
                  part of these consolidated financial statements.

                                       III-11

                  CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               For the years ended
                                                                                                    December 31,
                                                                                         -------------------------------
                                                                                             1998               1997
                                                                                         ------------       ------------
Cash flows from operating activities:
  Net (loss) income                                                                      $   (850,000)      $  1,132,928

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships                                                      (7,498,098)           (19,975)
    Amortization of deferred costs                                                             62,740             64,200
    Amortization of discount on purchase money notes                                        4,395,748          3,425,336
    Payment of purchase money note interest                                                  (534,007)          (397,732)
    Loss (gain) on disposition of investment in partnership                                   109,688         (3,282,005)
    Extraordinary gain from extinguishment of debt                                                 --         (5,473,855)

    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                      13,188            (13,749)
      Increase in accrued interest payable                                                  3,682,600          3,813,871
      Increase in accounts payable and accrued expenses                                        39,046              8,582
      Decrease in consulting fees payable to related parties                                  (42,500)                --
                                                                                         ------------       ------------
        Net cash used in operating activities                                                (621,595)          (742,399)
                                                                                         ------------       ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                6,214,806          1,372,058
  Proceeds from disposition of investments in partnerships                                  1,038,159          5,111,590
                                                                                         ------------       ------------
        Net cash provided by investing activities                                           7,252,965          6,483,648
                                                                                         ------------       ------------
Cash flows from financing activities:
  Payment of purchase money note principal                                                         --           (214,800)
  Distributions to Additional Limited Partners                                               (599,650)        (1,199,800)
  Pay-off of purchase money notes and related interest                                     (3,396,317)                --
  Investment held in escrow                                                                  (100,000)                --
                                                                                         ------------       ------------
        Net cash used in financing activities                                              (4,095,967)        (1,414,600)
                                                                                         ------------       ------------
Net increase in cash and cash equivalents                                                   2,535,403          4,326,649

Cash and cash equivalents, beginning of year                                                8,268,903          3,942,254
                                                                                         ------------       ------------

Cash and cash equivalents, end of year                                                   $ 10,804,306       $  8,268,903
                                                                                         ============       ============

Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                                                 $ 1,051,093        $  3,137,083
                                                                                         ===========        ============

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                     III-12

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

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner is Rockville Pike Associates Limited Partnership-III, a limited partnership which includes certain current officers and former employees of CRI or its affiliates. The Special Limited Partner is Two Broadway Associates II, a limited partnership comprised of an affiliate and employees of Merrill Lynch, Pierce, Fenner & Smith, Incorporated.

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

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of both December 31, 1998 and 1997, the Partnership's share of cumulative losses of nine of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,089,320 and $7,986,559, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying

                                     III-13

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     consolidated financial statements. As of December 31, 1998 and 1997, cash distributions of $5,269,903 and $480,770, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

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

     f.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partner interests. Such costs were recorded as a reduction of partners' capital when incurred.

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

     i.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 1998, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.



                                     III-14

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


2.   INVESTMENTS IN PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of December 31, 1998 and 1997, the Partnership held limited partner interests in 31 and 32 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly and to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships were as follows.

                                                December 31,
                                        -------------------------
                                           1998          1997
                                        -----------   -----------
     Due to local general partners:     $   119,544   $   119,544
     Purchase money notes due in:
       1997                                      --     1,700,000
       1998                                      --     2,250,000
       1999                              16,833,981    18,979,500
       2001                               1,700,000       750,000
       2002                               1,511,270     1,511,270
       2003                                 506,288            --
       Thereafter                         2,082,326       322,326
     Less:  unamortized discount           (573,464)   (4,969,212)
                                        -----------   -----------
            Total                       $22,179,945   $20,663,428
                                        ===========   ===========

          The amounts due to local general partners will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

          The purchase money notes have stated interest rates ranging from 9% to 12%, certain of which are compounded annually. Unamortized discounts are based on an imputed interest rate of 15% to reflect market interest rates which prevailed when the notes were issued. The resulting discount has been recorded by the Partnership and is being amortized to interest expense over the life of the respective purchase money notes using the effective

                                     III-15

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     interest method. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amount of $2,100,000 matured on May 1, 1996 and were not paid or extended, and the noteholders foreclosed on the Partnership's interest in the related Local Partnership during 1997. Purchase money notes in the aggregate principal amount of $1,700,000, which originally matured on December 31, 1997, have been extended until January 31, 2001. Purchase money notes in the remaining aggregate principal amount of $506,288, which originally matured on August 31, 1998, have been extended until August 31, 2003. Purchase money notes in the aggregate principal amount of $364,481 matured January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the aggregate principal amount of $1,760,000 matured on January 1, 1999 and were extended to January 1, 2004. Purchase money notes in the aggregate principal amounts of $8,230,000 and $5,290,000 matured in January and February, 1999, respectively, and were not paid or extended. Purchase money notes in the aggregate principal amounts of $850,000, $734,500, and $1,365,000 mature on June 30, 1999, August 1, 1999, and October 1, 1999, respectively. The remaining purchase money notes mature during 2002 through 2015.

          The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes, except Audubon Towers, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. In the case of Audubon Towers, the carrying amount of the Partnership's investment exceeds the amount of the respective nonrecourse indebtedness related to this Local Partnership. The Partnership's exposure to loss is limited to this excess, which at December 31, 1998, was approximately $205,000. See further discussion of certain purchase money notes, below.

          The following chart presents information related to purchase money notes which mature through December 31, 1999, or which have matured and remain unpaid or unextended as of March 31, 1999.




                                     III-16

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                              Carrying Amount
                                              of Partnership's
                                               Investment in                  Aggregate
                                              and Advances to                 Principal                Aggregate
                   Number of                  Underlying Local                 Balance                 Interest
                   Underlying                 Partnerships as                   as of                 Balance as of
 Purchase Money      Local       Percentage      of December    Percentage     December   Percentage    December     Percentage
 Note Maturity    Partnerships    of Total        31, 1998       of Total      31, 1998    of Total     31, 1998      of Total
----------------  ------------   ----------   ----------------  ----------   -----------  ----------  -------------  ----------
1st Quarter 1999        9             29%      $    12,743,477       60%     $13,520,000        60%   $  27,702,367       60%
2nd Quarter 1999        1              3%            1,381,236        6%         850,000         4%       1,540,441        3%
3rd Quarter 1999        1              3%            1,248,146        6%         734,500         3%       1,314,373        3%
4th Quarter 1999        3             10%            1,775,105        8%       1,365,000         6%       2,317,063        5%
                     ----          -----       ---------------    -----      -----------     -----    -------------    -----
                       14             45%      $    17,147,964       80%     $16,469,500        73%   $  32,874,244       71%
                     ====          =====       ===============    =====      ===========     =====    =============    =====

Total                  31            100%      $    21,458,167      100%     $22,633,865       100%   $  46,303,206      100%
                     ====          =====       ===============    =====      ===========     =====    =============    =====


          The above chart does not include a purchase money note in the amount of $364,481, which matured on January 1, 1999 and was paid off, at a discount, on February 5, 1999. Please see below for information pertaining to these purchase money notes.

          The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will always be successful. Based on preliminary discussions with the holders of purchase money notes maturing through December 31, 1999, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate using any of the strategies mentioned above. In such instances, upon maturity of the purchase money notes, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would result in cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of the future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. Of the 31 and 32 Local Partnerships in which the Partnership had invested as of December 31, 1998 and December 31, 1997,

                                 III-17

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     respectively, the 14 Local Partnerships with associated purchase money notes which mature through December 31, 1999 and remain unpaid or unextended as of March 31, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.



                           Percentage of Total       Partnership's Share of
                          Distributions Received          Income from
    For Periods Ending    from Local Partnerships      Local Partnerships
    ------------------    -----------------------    ----------------------
    December 31, 1998               6%                   $1,203,021
    December 31, 1997              27%                      914,957


          The Managing General Partner continues to address the impending maturity of its debt obligations and seeks strategies which will provide the most favorable outcome to the Additional Limited Partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the unpaid purchase price and the Partnership's purchase money notes for the years ended December 31, 1998 and 1997 was $8,072,684 and $7,240,312, respectively. The accrued interest on the purchase money notes of $46,303,206 and $43,671,703, as of December 31, 1998 and 1997, respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

                                Arboretum Village
                                -----------------

          The Partnership paid off its purchase money note, at face value, related to Arboretum Village Limited Partnership (Arboretum Village) on April 30, 1998 from proceeds received from the refinancing of the Local Partnership's first mortgage loan. See Note 2.c. for further information concerning the refinancing.

                                 Audubon Towers
                                 ---------------

          The Partnership defaulted on the purchase money note related to Audubon Towers Limited Partnership (Audubon Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,275,000 and $3,272,276, respectively. As of March 31, 1999, principal and accrued interest of $1,275,000 and $3,329,628 respectively, were due. The Partnership is currently negotiating with the noteholder to extend the maturity date of the purchase money note for an interim period of up to three years. There is no assurance that an extension will be obtained.



                                     III-18

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                 Bartley Manor, Village Square and Village Green
                 -----------------------------------------------

          In September 1994, the Partnership modified purchase money notes totaling $1,365,000 relating to Bartley Manor, Village Square and Village Green. In accordance with the modification agreement, the Partnership paid an aggregate of $100,000 in accrued interest, and the maturity dates for the notes were extended from February 1994 to July 1, 1997. On July 1, 1997, the Partnership defaulted on the purchase money notes relating to these Local Partnerships when the notes matured and were not paid. The default amount included principal and accrued interest aggregating $1,365,000 and $2,185,356, respectively. During 1997, the Managing General Partner and the purchase money noteholders reached an agreement to extend the purchase money notes until October 1, 1999. In connection with the extension agreements, in August 1997, the Partnership made interest payments of $51,282, $28,571 and $20,147 to the purchase money noteholders related to Bartley Manor, Village Square and Village Green, respectively. Pursuant to the extension agreements, the Partnership will make interest payments on the purchase money notes of 100% of all annual cash flow distributions received from the related Local Partnerships to the purchase money noteholders. The Partnership did not receive any cash flow distributions from the related Local Partnerships for the years ended December 31, 1998 and 1997.

           Briar Crest I, Briar Crest II, Briar Hills and Indian Hills
           -----------------------------------------------------------

          The Partnership defaulted on its purchase money notes relating to Briar Crest I, Briar Crest II, Briar Hills and Indian Hills on January 1, 1996 when the notes matured and were not paid. On April 1, 1997, the Partnership and the purchase money noteholders related to Briar Crest I, Briar Crest II and Briar Hills entered agreements extending the purchase money note maturity dates until January 1, 2002. On July 17, 1997, the Partnership and the purchase money noteholders related to Indian Hills entered into an agreement extending the purchase money note maturity dates until January 1, 2002. In connection with the extension agreements, the Partnership made principal payments of $55,000, $54,800, $55,000 and $50,000 to the purchase money noteholders related to Briar Crest I, Briar Crest II, Briar Hills and Indian Hills, respectively. Additionally,the Partnership paid $30,243, $34,391, $36,380 and $14,484 to reimburse the purchase money noteholders and related entities for Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) processing and legal fees previously incurred on behalf of Briar Crest I, Briar Crest II, Briar Hills and Indian Hills, respectively. Pursuant to the extension agreements, the Partnership will make interest payments on the purchase money notes from 70% of all annual cash flow distributions received from the related Local Partnerships to the purchase money noteholders. During the year ended 1998, the Partnership received cash flow distributions of $14,316, $6,609, $5,337, and $12,231 from Briar Crest I, Briar Crest II,
     Briar Hills and Indian Hills, respectively. The Partnership did not receive any cash flow distributions from the related Local Partnerships for the year ended December 31, 1997.






                                     III-19

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                  Cedar Valley
                                  ------------

          The Partnership defaulted on its purchase money notes relating to Cedar Valley on May 1, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,166,710, respectively. The Managing General Partner and the noteholders agreed to extend the purchase money notes until January 1997. On January 16, 1997, the noteholders foreclosed on the Partnership's interest in Cedar Valley. As a result of such foreclosure, the noteholders acquired ownership of the Partnership's interest in the Local Partnership. The Partnership's default on the purchase money note did not impact the Partnership's financial condition because the related purchase money notes were nonrecourse and secured solely by the Partnership's interest in Cedar Valley. The Partnership's loss of its interest in the Local Partnership did not adversely impact the Partnership's financial condition because the Partnership's investment in Cedar Valley had previously been reduced to zero as a result of losses from the Local Partnership during prior years. The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in Cedar Valley resulted in a net financial statement gain of approximately $5.5 million during 1997. The federal tax gain was approximately $5.8 million.

                                  College Park
                                  ------------

          The Partnership defaulted on its purchase money notes related to College Park Limited (College Park) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $880,000 and $1,622,642, respectively. As of March 31, 1999, aggregate principal and accrued interest of $880,000 and $1,657,603, respectively, were due. The Partnership has attempted to negotiate with the noteholder to extend the maturity dates of the purchase money notes for five years, but has received no response. In March, 1999, the Partnership received notice of a collection action on the purchase money notes by two individuals who claim to be the noteholders. The Partnership has retained local counsel to defend the lawsuit. There is no assurance that the defense will be successful.

                                 Congress Plaza
                                 --------------

          The Partnership defaulted on its purchase money note related to Kapetan Associates Limited Partnership (Congress Plaza) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $775,000 and $2,162,200, respectively. As of March 31, 1999, principal and accrued interest of $775,000 and $2,198,763, respectively, were due. The Partnership is currently attempting to negotiate with the noteholder to extend the maturity date of the purchase money note for three years. There is no assurance that an extension will be obtained.







                                     III-20

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

          The Partnership defaulted on the purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of March 31, 1999, principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I, and $1,800,000 and $2,854,910, respectively, for Heritage Estates II were due. The Managing General Partner is currently exploring options to refinance the properties' first mortgage loans and to extend the purchase money notes related to Heritage Estates I and Heritage Estates II. There is no assurance that a restructuring or an extension will be obtained.

                                 Highland Manor
                                 --------------

          The Partnership and the holders of the purchase money notes related to Highland Manor, Limited (Highland Manor) have extended the maturity date thereof from January 1, 1999 to January 1, 2004, subject to the noteholders' right to accelerate the maturity date upon six months' notice. The purchase money notes are in the aggregate principal amount of $1,760,000. In connection with the extension, in addition to the payments required to be made to the noteholders by the Partnership from cash flow distributions from Highland Manor, the Partnership agreed to make annual payments to the noteholders of $100,000 on January 15th of each calendar year commencing January 15, 2000. On October 23, 1998, the Partnership made a $100,000 payment of interest, which amount was held in escrow, along with the purchase money note modification documents, until January 1999, at which time the funds were released to the noteholders. The payment and subsequent payments will be applied first as payment of interest, then to accrued interest, and thereafter to principal.

                               Lakewood Apartments
                               -------------------

          The Partnership defaulted on its purchase money notes related to Eufaula Apartments, Limited (Lakewood Apartments) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $370,000 and $169,468, respectively. On February 5, 1999, the Partnership paid off, at a discount, the purchase money notes related to Lakewood Apartments. The discounted pay off will result in cancellation of indebtedness income of approximately $180,000 during 1999.










                                     III-21

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                 Meadow Lanes II
                                 ---------------

          The Partnership defaulted on its purchase money note related to Meadow Lanes II Limited Dividend Housing Associates (Meadow Lanes II) on February 28, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $650,000 and $1,235,651, respectively. As of March 31, 1999, principal and accrued interest of $650,000 and $1,250,202, respectively, were due. The Partnership is currently attempting to negotiate with the noteholder to extend the maturity date of the purchase money note. There is no assurance that an extension will be obtained.

                             Rolling Green - Milford
                             -----------------------

          The Managing General Partner successfully negotiated an extension of the maturity date of the purchase money notes related to Roberts Milford Associates (Rolling Green) from August 31, 1998 to February 28, 2001.
     These notes have an aggregate original principal amount of $2,250,000. The maturity date was further extended to August 31, 2003 because the Local Partnership refinanced its mortgage loan prior to the expiration of the first extension, which further extension was provided for in the extension agreement. The Partnership's share of the proceeds from the refinancing of the property's first mortgage loan were applied against the purchase money note principal. See Note 2.c. for further information concerning the refinancing.

                                    Southmoor
                                    ---------

          The Partnership paid off its purchase money note, at face value, related to K-S Apartments (Southmoor) on June 30, 1998 from proceeds received from the sale of its interest in the Local Partnership. See note 2.c. for further information concerning the sale.

                                 Tyee Apartments
                                 ---------------

          The Partnership defaulted on its purchase money note related to Tyee Associates (Tyee Apartments) on February 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,305,000 and $3,291,695, respectively. As of March 31, 1999, principal and accrued interest of $1,305,000 and $3,346,038 were due. As of March 31, 1999, the Partnership had received an oral agreement from the noteholders to extend the maturity date of the purchase money note for one year. Also, the Managing General Partner is currently exploring options to refinance the mortgage loan associated with Tyee Apartments. There is no assurance that an extension of the maturity date or a refinancing will be obtained.








                                     III-22

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                Victorian Towers
                                ----------------

          The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of March 31, 1999, principal and accrued interest of $900,000 and $1,738,560 were due. The Managing General Partner has reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is negotiating the related documents. There is no assurance that an extension of the maturity date will be obtained.

                               Winchester Gardens
                               ------------------

          The Partnership defaulted on its purchase money notes relating to Winchester Gardens on December 31, 1997 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,700,000 and $2,995,648, respectively. On April 7, 1998, the Partnership was served with a complaint by the holders of the purchase money notes suing the Partnership, the Managing General Partner and C.R.H.C., Inc. (C.R.H.C., an affiliate of the Managing General Partner), for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which extends the maturity date of the purchase money notes to January 31, 2001. In connection with this settlement, the Partnership granted the noteholders an option during the period January 1, 2000 through June 30, 2000 to purchase the Partnership's and C.R.H.C.'s interests in the Local Partnership for an amount equal to the outstanding principal balance of the purchase money notes plus accrued interest. The option is void if the purchase money notes and accrued interest are retired prior to exercise of the option.

                                Woodside Village
                                ----------------

          The Partnership defaulted on its purchase money note related to Woodside Village on February 1, 1999 when the note matured and was not paid. The default amount included principal of $3,335,000 and accrued interest of $7,360,013 and $7,407,102 at December 31, 1998 and February 1, 1999, respectively. As of March 31, 1999, principal and accrued interest of $3,335,000 and $7,480,678, respectively, were due. The Managing General Partner is currently negotiating with the noteholder to extend the maturity date of the purchase money notes for one year. There is no assurance that an extension of the maturity date will be obtained.













                                     III-23

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

b.   Interests in profits, losses and cash distributions
     ---------------------------------------------------
          made by Local Partnerships
          --------------------------

          The Partnership has a 96% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invests in the Local Partnership. The Partnership received cash distributions from the rental operations of the Local Partnerships totaling $6,214,806 and $1,372,058 during the years ended December 31, 1998 and 1997, respectively. As of December 31, 1998 and 1997, 26 and 30, respectively, of the Local Partnerships had surplus cash, as defined by their respective regulatory agencies, in the amounts of $1,743,810 and $1,984,688, respectively, which may be available for distribution in accordance with their respective regulatory agencies' regulations.

          The cash distributions to the Partnership from the operations of the rental properties may be limited by HUD regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

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

c.   Property matters
     ----------------
                                Arboretum Village
                                -----------------

          On April 30, 1998, the local managing general partner of Arboretum Village refinanced the loan secured by a first mortgage on the property owned by Arboretum Village. A portion of the refinancing proceeds was used to pay in full the Partnership's purchase money note obligation totaling $774,325 related to this property. Additionally, the Partnership received $2,670,000 during 1998 as additional proceeds from the refinancing. The proceeds received by the Partnership (including the proceeds paid to the noteholders) were in excess of the Partnership's basis in Arboretum Village by approximately $3.4 million, and are included in share of income from partnerships.




                                     III-24

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                 Highland Manor
                                 --------------

          Under the Mark-to-Market program, the first mortgage debt related to the property owned by Highland Manor, Limited (Highland Manor) was restructured on July 28, 1998. This debt was split into two pieces: a new first mortgage loan of $619,872 and a new second mortgage loan of $797,128. The balance of the existing first mortgage loan of approximately $841,824 was forgiven. The debt forgiveness of $841,824 resulted in taxable income to the partners of the Partnership.

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

                              Rolling Green-Milford
                              ---------------------

          On July 31, 1998, Roberts Milford Associates (Rolling Green-Milford) refinanced its first mortgage loan. The Partnership's share of the refinancing proceeds, which was $1,743,712, was paid to the purchase money noteholders and applied against the purchase money note principal.

                                    Southmoor
                                    ---------

          On June 30, 1998, the Partnership sold its interest in K-S Apartments (Southmoor). The sale of the Partnership's interest in Southmoor generated sufficient cash proceeds to pay in full the Partnership's purchase money note obligation related to this property. In addition, on July 1, 1998, the Partnership received cash proceeds of $228,000 from the sale. The sale proceeds were not sufficient to recover the Partnership's basis in the Local Partnership and resulted in a net financial statement loss of $221,727. The federal tax gain was approximately $1.1 million. The Managing General Partner and/or its affiliates earned net fees of $31,299 relating to this sale, which the Partnership paid on July 10, 1998.

                      Tyee, Victorian Towers and Walsh Park
                      -------------------------------------

          During 1997, the local managing general partners of Tyee Associates Limited Partnership (Tyee Apartments), Victorian Towers Associates (Victorian Towers) and Walsh Park Associates Limited Partnership (Walsh
     Park) received offers from third parties to purchase the respective properties. The local managing general partners of these Local Partnerships rejected these purchase offers.






                                     III-25

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

d.   Affordable housing legislation
     ------------------------------

          President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 HAP contracts with rents at less than 120% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the event that these rents exceeded 120% of fair market rents, these
     rents were reduced to 120% of fair market rents (Mark-to-Market).   As of
     the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by FHA will be subject to the Mark-to-Market legislation.

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

          The Section 8 HAP contracts for the following properties have expired or will expire during the government's fiscal year 1998 or 1999 and have been renewed as indicated.































                                     III-26

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                                            Units               Original            Renewed
                                                        Authorized for        Expiration of       Expiration of
                                       Number of       Rental Assistance        Section 8           Section 8
     Property                         Rental Units      Under Section 8       HAP Contract        HAP Contract
     --------                         ------------     -----------------      -------------      --------------
     Bartley Manor                         70                 69                 07/31/98           07/31/99
     Briar Crest I                         53                 53                 06/30/98           06/30/99
     Briar Crest II                        49                 49                 06/30/98           06/30/99
     Briar Hills                           50                 33                 09/30/98           09/30/99
     Greeley Manor                        128                119                 11/01/98           09/30/99
     Highland Manor                       111                111                 02/08/98           05/12/99
     Indian Hills Townhouses               40                 24                 09/30/98           09/30/99
     Lakewood Apartments                   50                 50                 08/01/99              (1)
     Tyee Apartments                      100                 56                 07/31/98           11/30/03
     Village Green                         36                 36                 09/30/98           09/30/99
     Village Square                        48                 48                 09/30/98           09/30/99
     Winchester Gardens Apartments        206                202                 08/31/98           08/31/99
     Woodside Village                     180                114                 08/31/98           09/30/99
                                        -----                ---
          Total                         1,121                964
                                        =====                ===


(1) The Managing General Partner expects that this Section 8 HAP Contract will be renewed for one year upon expiration.

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





















                                    III-27

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

e.   Summarized financial information
     --------------------------------

          Summarized financial information for the Local Partnerships at December 31, 1998 and 1997 and for the years ended December 31, 1998 and 1997 follows.

                           COMBINED BALANCE SHEETS

                                                                                        December 31,
                                                                             ---------------------------------
                                                                                 1998                 1997
                                                                             ------------         ------------
Rental property, at cost, net of accumulated depreciation
  of $76,019,851 and $71,585,566, respectively                               $ 78,608,097         $ 81,220,273
Land and land improvements                                                     13,698,632           13,618,320
Other assets                                                                   20,015,580           18,688,569
                                                                             ------------         ------------
      Total assets                                                           $112,322,309         $113,527,162
                                                                             ============         ============


Mortgage notes payable                                                       $106,967,190         $103,331,776
Other liabilities                                                               9,496,712            8,946,178
                                                                             ------------         ------------
      Total liabilities                                                       116,463,902          112,277,954

Partners' (deficit) capital                                                    (4,141,593)           1,249,208
                                                                             ------------         ------------
      Total liabilities and partners' capital                                $112,322,309         $113,527,162
                                                                             ============         ============
























                                    III-28

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS

                                                                                    For the years ended
                                                                                         December 31,
                                                                             --------------------------------
                                                                                 1998                 1997
                                                                             ------------         ------------
Revenue:
  Rental                                                                     $ 30,043,094         $ 31,459,037
  Interest                                                                        727,870              716,736
  Other                                                                         2,405,224              787,654
                                                                             ------------         ------------
      Total revenue                                                            33,176,188           32,963,427
                                                                             ------------         ------------
Expenses:
  Operating                                                                    18,650,830           19,596,085
  Interest                                                                      7,121,588            8,913,090
  Depreciation                                                                  5,128,062            5,308,139
  Amortization                                                                    208,708               58,878
                                                                             ------------         ------------
       Total expenses                                                          31,109,188           33,876,192
                                                                             ------------         ------------
Net (loss) income                                                            $  2,067,000         $   (912,765)
                                                                             ============         ============

f.   Reconciliation of the Local Partnerships' financial statement net
     -----------------------------------------------------------------
          income (loss) to taxable income (loss)
          --------------------------------------

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

          A reconciliation of the Local Partnerships' financial statement net income (loss) reflected above to taxable income (loss) follows.













                                     III-29

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                                                   For the years ended
                                                                                       December 31,
                                                                             ----------------------------------
                                                                                 1998                 1997
                                                                             ------------         ------------
Financial statement net income (loss)                                        $  2,067,000         $   (912,765)

Adjustments:
  Additional tax depreciation using accelerated
    methods, net of depreciation on construction
    period expenses capitalized for financial
    statement purposes                                                         (1,367,316)          (2,122,629)

  Amortization for financial statement purposes not
    deducted for income tax purposes                                               49,658               48,379

  Interest expense on discounted mortgage loan                                         --            1,562,764

  Miscellaneous, net                                                              432,219               11,357
                                                                             ------------         ------------
Taxable income (loss)                                                        $  1,181,561         $ (1,412,894)
                                                                             ============         ============



3.   RELATED-PARTY TRANSACTIONS

     In accordance with the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the interests in the Local Partnerships. The fee amounted to $1,200,000, which is equal to 2% of the Additional Limited Partners' capital contributions to the Partnership. The acquisition fee was capitalized and is being amortized over a 30-year period using the straight-line method.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1998 and 1997, the Partnership paid $161,102 and $103,258, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. The amount of the Management Fee shall be equal to 0.25% of invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:




                                     III-30

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RELATED-PARTY TRANSACTIONS - Continued

     a. First, on a monthly basis as an operating expense before any distributions to limited partners in the amount computed as described in the Partnership Agreement, provided that such amount shall not be greater than $300,000 and;
     b. Second, after distributions to the limited partners in the amount of 1% of the gross proceeds of the offering, the balance of such 0.25% of invested assets.

For each of the years ended December 31, 1998 and 1997, the Partnership paid the Managing General Partner a Management Fee of $300,000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates earned net fees for services relating to the sale of the Partnership's interest in the Park Heights Towers Local Partnership of $117,028 on February 2, 1996. As of December 31, 1997, $42,500 of these fees had not been paid and were accordingly classified as consulting fees payable to related parties in the accompanying financial statements. On March 25, 1998, these fees were paid. The Managing General Partner and/or its affiliates earned nets fees of $31,299 for services relating to the sale of the Partnership's interest in Southmoor. On July 10, 1998, these fees were paid.


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

     All profits and losses prior to the first date on which Additional Limited Partners were admitted were allocated 98.49% to the Initial Limited Partners and 1.51% to the General Partners. Upon admission of the Special Limited Partner and the Additional Limited Partners, the interest of the Initial Limited Partners was reduced to .49%. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the Local





















                                     III-31

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

Partnerships or their rental properties which are not reinvested shall be distributed and applied as follows:

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



                                     III-32

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

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. As defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had cash available for distribution of approximately $1,300,000 and $414,000 for the years ended December 31, 1998 and 1997, respectively.

     On November 23, 1998, the Partnership made a cash distribution of $599,650 ($10.00 per Additional Limited Partner Unit) to the Additional Limited Partners. The distribution was a result of the sale of the property relating to the Partnership's investment in K-S Apartments (Southmoor) and the refinancing of the Arboretum first mortgage loan.

     On November 10, 1997, the Partnership distributed $1,199,800 ($20.00 per Additional Limited Partner unit) to the Additional Limited Partners. The distribution was a result of the sale of the property relating to the Partnership's investment in Walden Apartments.

     The Partnership received distributions of $6,214,806 and $1,372,058 from the Local Partnerships during 1998 and 1997, respectively. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships.


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET (LOSS) INCOME TO TAXABLE (LOSS) INCOME

     For federal income tax purposes, the Partnership reports on a basis whereby: (1) certain expenses are amortized rather than expensed when incurred;
(2) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (3) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.f.), including losses in excess of related investment amounts. In addition, adjustments




                                     III-33

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET (LOSS) INCOME TO TAXABLE (LOSS) INCOME - Continued

arising from the amortization of discount on the Partnership's purchase money notes for financial reporting purposes are eliminated for income tax purposes (see Note 2.a.). These returns are subject to audit and, therefore, possible adjustment by the IRS.





















































                                     III-34

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET (LOSS) INCOME TO TAXABLE (LOSS) INCOME - Continued

     A reconciliation of the Partnership's financial statement net (loss) income to taxable (loss) income follows.


                                                                                               For the years ended
                                                                                                   December 31,
                                                                                         -------------------------------
                                                                                             1998               1997
                                                                                         ------------       ------------
Financial statement net (loss) income                                                    $   (850,000)      $  1,132,928

  Adjustments:
    Differences between taxable (loss) income
      and financial statement net (loss) income related
      to the Partnership's equity in the Local Partnerships'
      (losses) income                                                                      (6,353,141)         8,698,372

    Difference in extraordinary gain from extinguishment of debt                              (27,962)           321,663

    Costs amortized over a shorter period for income tax purposes                             (57,341)           (38,722)

    Effect of amortization of discount on purchase money notes for financial
      statement purposes                                                                    4,331,696          3,409,011
                                                                                         ------------       ------------
Taxable (loss) income                                                                    $ (2,956,748)      $ 13,523,252
                                                                                         ============       ============



                                                                # # #























                                                               III-35