Form 10QSB
period 1999-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1999-05-10
CIK 722833

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 1999
                                   --------------


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at March 31, 1999)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1999



                                                                   Page
                                                                   ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1999
             and December 31, 1998  . . . . . . . . . . . . .       1

          Consolidated Statements of Operations and Accumulated
             Losses - for the three months ended March 31, 1999
             and 1998 . . . . . . . . . . . . . . . . . . . .       2

          Consolidated Statements of Cash Flows - for
             the three months ended March 31, 1999 and 1998 .       3

          Notes to Consolidated Financial Statements -
             March 31, 1999 and 1998  . . . . . . . . . . . .       4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . .       15

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       21

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       23

Signature     . . . . . . . . . . . . . . . . . . . . . . . .       24

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       25

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                                                 March 31,       December 31,
                                                                                                   1999             1998
                                                                                                ------------     ------------
                                                                                                 (Unaudited)
Investments in and advances to partnerships                                                     $ 21,745,375     $ 21,458,167
Cash and cash equivalents                                                                         10,496,258       10,804,306
Investment held in escrow                                                                                 --          100,000
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $487,005 and $478,988, respectively                                    475,115          483,132
Property purchase costs, net of accumulated amortization of
  $445,782 and $438,256, respectively                                                                457,297          464,823
Other assets                                                                                          11,769            5,982
                                                                                                ------------     ------------

      Total assets                                                                              $ 33,185,814     $ 33,316,410
                                                                                                ============     ============

                       LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                              $ 22,135,761     $ 22,179,945
Accrued interest payable                                                                          46,762,093       46,337,182
Accounts payable and accrued expenses                                                                 91,927          141,849
                                                                                                ------------     ------------
      Total liabilities                                                                           68,989,781       68,658,976
                                                                                                ------------     ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                                   2,000            2,000
    Limited Partners                                                                              60,001,500       60,001,500
                                                                                                ------------     ------------
                                                                                                  60,003,500       60,003,500
  Less:
    Accumulated distributions to partners                                                         (4,088,131)      (4,088,131)
    Offering costs                                                                                (6,156,933)      (6,156,933)
    Accumulated losses                                                                           (85,562,403)     (85,101,002)
                                                                                                ------------     ------------
      Total partners' deficit                                                                    (35,803,967)     (35,342,566)
                                                                                                ------------     ------------
      Total liabilities and partners' deficit                                                   $ 33,185,814     $ 33,316,410
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              AND ACCUMULATED LOSSES

                                    (Unaudited)

                                                                                                  For the three months ended
                                                                                                           March 31,
                                                                                                 ----------------------------
                                                                                                     1999            1998
                                                                                                 ------------    ------------
Share of income from partnerships                                                                $    608,303    $    281,294
                                                                                                 ------------    ------------
Other revenue and expenses:

  Revenue:
    Interest and other income                                                                         123,060         105,339
                                                                                                 ------------    ------------
  Expenses:
    Interest                                                                                        1,174,853       1,953,594
    Management fee                                                                                     75,000          75,000
    General and administrative                                                                         70,020          53,560
    Professional fees                                                                                  25,122          26,340
    Amortization of deferred costs                                                                     15,543          15,825
                                                                                                 ------------    ------------
                                                                                                    1,360,538       2,124,319
                                                                                                 ------------    ------------
      Total other revenue and expenses                                                             (1,237,478)     (2,018,980)
                                                                                                 ------------    ------------

Loss before extraordinary gain from extinguishment of debt                                           (629,175)     (1,737,686)

Extraordinary gain from extinguishment of debt                                                        167,774              --
                                                                                                 ------------    ------------

Net loss                                                                                             (461,401)     (1,737,686)

Accumulated losses, beginning of period                                                           (85,101,002)    (84,251,002)
                                                                                                 ------------    ------------
Accumulated losses, end of period                                                                $(85,562,403)   $(85,988,688)
                                                                                                 ============    ============
Net loss allocated to General Partners (1.51%)                                                   $     (6,967)   $    (26,239)
                                                                                                 ============    ============
Net loss allocated to Initial and Special Limited Partners (1.49%)                               $     (6,875)   $    (25,892)
                                                                                                 ============    ============
Net loss allocated to Additional Limited Partners (97%)                                          $   (447,559)   $ (1,685,555)
                                                                                                 ============    ============
Net loss per unit of Additional Limited Partner
  Interest based on 60,000 units outstanding                                                     $      (7.46)   $     (28.09)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                               ----------------------------
                                                                                                   1999            1998
                                                                                               ------------    ------------
Cash flows from operating activities:
  Net loss                                                                                     $   (461,401)   $ (1,737,686)

  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Share of income from partnerships                                                              (608,303)       (281,294)
    Amortization of deferred costs                                                                   15,543          15,825
    Amortization of discount on purchase money notes                                                320,297       1,000,841
    Payment of purchase money note interest                                                        (256,352)       (274,491)
    Extraordinary gain from extinguishment of debt                                                 (167,774)             --

    Changes in assets and liabilities:
      (Increase) decrease in other assets                                                            (5,786)            251
      Increase in accrued interest payable                                                          854,556         952,753
      Decrease in accounts payable and accrued expenses                                             (49,922)        (11,485)
      Decrease in consulting and fees payable to related parties                                         --         (42,500)
                                                                                               ------------    ------------
        Net cash used in operating activities                                                      (359,142)       (377,786)
                                                                                               ------------    ------------

Net cash provided by investing activities:
  Receipt of distributions from partnerships                                                        321,094         427,880
                                                                                               ------------    ------------

Cash flows from financing activities:
  Pay-off of purchase money note                                                                   (370,000)             --
  Release of investment held in escrow                                                              100,000              --
                                                                                               ------------    ------------
        Net cash used in financing activities                                                      (270,000)             --
                                                                                               ------------    ------------

Net (decrease) increase in cash and cash equivalents                                               (308,048)         50,094

Cash and cash equivalents, beginning of period                                                   10,804,306       8,268,903
                                                                                               ------------    ------------
Cash and cash equivalents, end of period                                                       $ 10,496,258    $  8,318,997
                                                                                               ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                     $    256,352    $    274,491
                                                                                               ============    ============


                    The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the interim period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 1998.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships
     ----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $22,269,384 (exclusive of unamortized discount on purchase money notes of $253,167) plus accrued interest of $46,728,117 as of March 31, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amount of $1,700,000, which originally matured on December 31, 1997, have been extended until January 31, 2001. Purchase money notes in the aggregate principal amount of $364,481 matured January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the aggregate principal amount of $1,760,000 matured on January 1, 1999 and were extended to January 1, 2004. Purchase money notes in the aggregate principal amounts of $8,230,000 and $5,290,000 matured in January and February, 1999, respectively, and were not paid or extended. Purchase money notes in the aggregate principal amounts of $850,000, $734,500, and $1,365,000 mature on June 30, 1999, August 1,
1999, and October 1, 1999, respectively. The remaining purchase money notes mature during 2002 through 2015.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes, except Audubon Towers, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. In the case of Audubon Towers, the carrying amount of the Partnership's investment exceeds the amount of the respective nonrecourse indebtedness related to this Local Partnership. The Partnership's exposure to loss is limited to this excess, which at March 31, 1999 was approximately $193,000. See further discussions of certain purchase money notes, below.

     The following chart presents information related to purchase money notes which mature through March 31, 2000, or which have matured and remain unpaid or unextended as of May 10, 1999. Information for the first quarter 1999 does not include notes which matured during that quarter and which were paid off or extended.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                             Carrying Amount
                                             of Partnership's
                                              Investment in                  Aggregate
                                             and Advances to                 Principal                   Aggregate
                    Number of                Underlying Local                 Balance                    Interest
    Purchase        Underlying               Partnerships as                   as of                   Balance as of
   Money Note         Local      Percentage     of March        Percentage     March      Percentage       March       Percentage
 (PMN) Maturity    Partnerships   of Total       31, 1999        of Total     31, 1999     of Total      31, 1999       of Total
----------------   ------------  ----------  ----------------   ----------  -----------   ----------   -------------   ----------
1st Quarter 1999         9            29%     $    12,982,233        60%    $13,520,000         61%    $  28,184,755        60%
2nd Quarter 1999         1             3%           1,378,726         6%        850,000          4%        1,569,146         3%
3rd Quarter 1999         1             3%           1,255,205         6%        734,500          3%        1,336,408         3%
4th Quarter 1999         3            10%           1,773,505         8%      1,365,000          6%        2,364,318         5%
                      ----         -----      ---------------     -----     -----------      -----     -------------     -----
Total through
  3/31/2000             14            45%     $    17,389,669        80%    $16,469,500         74%    $  33,454,627        71%
                      ====         =====      ===============     =====     ===========      =====     =============     =====

Total, all PMNs         31           100%     $    21,745,375       100%    $22,269,384        100%    $  46,728,117       100%
                      ====         =====      ===============     =====     ===========      =====     =============     =====

     The above chart does not include a purchase money note in the amount of $364,481, which matured on January 1, 1999 and was paid off, at a discount, on February 5, 1999. Please see below for information pertaining to these purchase money notes.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will always be successful. Based on preliminary discussions with the holders of purchase money notes maturing through March 31, 2000, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate using any of the strategies mentioned above. In such instances, upon maturity of the purchase money notes, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. Of the 31 Local Partnerships in which the Partnership is invested as of both March 31, 1999 and December 31, 1998, the 14 Local Partnerships with associated purchase money notes which mature through March 31, 2000 and remain unpaid or unextended as of May 10, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.



                          Percentage of Total       Partnership's Share of
  For the Three Month    Distributions Received          Income from
     Periods Ending      from Local Partnerships      Local Partnerships
  -------------------    -----------------------    ----------------------
  March 31, 1999                 29%                     $  296,353
  March 31, 1998                 22%                        280,429



     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1999 and 1998 was $1,174,853 and $1,953,594, respectively. Amortization of discount on purchase money notes increased interest expense during the three months ended March 31, 1999 and 1998 by $320,297 and $1,000,841, respectively. The accrued interest on the purchase money notes of $46,728,117 and $46,303,206 as of March 31, 1999 and December 31, 1998, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                 Audubon Towers
                                 --------------

     The Partnership defaulted on the purchase money note related to Audubon Towers Limited Partnership (Audubon Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,275,000 and $3,272,276, respectively. As of May 10, 1999, principal and accrued interest of $1,275,000 and $3,360,451, respectively, were due. The Partnership is currently negotiating with the noteholder to extend the maturity date of the purchase money note for an interim period of up to four years. There is no assurance that an extension will be obtained.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                  College Park
                                  ------------

     The Partnership defaulted on its purchase money notes related to College Park Limited (College Park) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $880,000 and $1,622,642, respectively. As of May 10, 1999, aggregate principal and accrued interest of $880,000 and $1,677,984, respectively, were due. The Partnership has attempted to negotiate with the noteholder to extend the maturity dates of the purchase money notes for five years, but has received no response. In March 1999, the Partnership received notice of a collection and foreclosure action on the purchase money notes by two individuals who claim to be the noteholders. The Partnership has retained local counsel to defend the lawsuit. There is no assurance that the defense will be successful.

                                 Congress Plaza
                                 --------------

     The Partnership defaulted on its purchase money note related to Kapetan Associates Limited Partnership (Congress Plaza) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $775,000 and $2,162,200, respectively. As of May 10, 1999, principal and accrued interest of $775,000 and $2,218,384, respectively, were due. The Partnership has reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note for three years and reduce its interest rate. As of May 10, 1999, documentation to implement the settlement is being revised.

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on the purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of May 10, 1999, principal and accrued interest of $2,600,000 and $4,479,084, respectively, for Heritage Estates I, and $1,800,000 and $2,771,036, respectively, for Heritage Estates II, were due. The Managing General Partner is currently exploring options to refinance the properties' first mortgage loans and to extend the purchase money notes related to Heritage Estates I and Heritage Estates II. There is no assurance that a restructuring or an extension will be obtained.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Highland Manor
                                 --------------

     The Partnership and the holders of the purchase money notes related to Highland Manor, Limited (Highland Manor) have extended the maturity date thereof from January 1, 1999 to January 1, 2004, subject to the noteholders' right to accelerate the maturity date to any prior January 1 upon not less than six months' notice. The purchase money notes are in the aggregate principal amount of $1,760,000. In connection with the extension, in addition to the payments required to be made to the noteholders by the Partnership from cash flow distributions from Highland Manor, the Partnership has agreed to make annual payments to the noteholders on January 15th of each calendar year commencing January 15, 2000. On October 23, 1998, the Partnership made a payment of interest, which amount was held in escrow, along with the purchase money note modification documents, until January 1999, at which time the funds were released to the noteholders. This payment has been, and subsequent payments will be, applied first as payment of interest, then to accrued interest, and thereafter to principal.

                               Lakewood Apartments
                               -------------------

     The Partnership defaulted on its purchase money notes related to Eufaula Apartments, Limited (Lakewood Apartments) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $370,000 and $169,468, respectively. On February 5, 1999, the Partnership paid off, at a discount, the purchase money notes related to Lakewood Apartments. The discounted pay off resulted in extraordinary gain from extinguishment of debt of approximately $168,000 during 1999.

                                 Meadow Lanes II
                                 ---------------

     The Partnership defaulted on its purchase money note related to Meadow Lanes II Limited Dividend Housing Associates (Meadow Lanes II) on February 28, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $650,000 and $1,235,651, respectively. As of May 10, 1999, principal and accrued interest of $650,000 and $1,266,723, respectively, were due. The Partnership is currently attempting to negotiate with the noteholder to extend the maturity date of the purchase money note. There is no assurance that an extension will be obtained.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Tyee Apartments
                                 ---------------

     The Partnership defaulted on its purchase money note related to Tyee Associates (Tyee Apartments) on February 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,305,000 and $3,291,695, respectively. As of May 10, 1999, principal and accrued interest of $1,305,000 and $3,375,197 were due. As of May 10, 1999, the Partnership had received an oral agreement from the noteholders to extend the maturity date of the purchase money note for one year. Also, the Managing General Partner is currently exploring options to refinance the mortgage loan associated with Tyee Apartments. There is no assurance that an extension of the maturity date or a refinancing will be obtained.

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of May 10, 1999, principal and accrued interest of $900,000 and $1,753,583 were due. The Managing General Partner has reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is negotiating the related documents. There is no assurance that an extension of the maturity date will be obtained.

                               Winchester Gardens
                               ------------------

     The Partnership defaulted on its purchase money notes relating to Winchester Gardens on December 31, 1997 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,700,000 and $2,995,648, respectively. On April 7, 1998, the Partnership was served with a complaint by the holders of the purchase money notes suing the Partnership, the Managing General Partner and C.R.H.C., Inc. (C.R.H.C. is an affiliate of the Managing General Partner), for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which extends the maturity date of the purchase money notes to January 31, 2001. In connection with this settlement, the Partnership granted the noteholders an option during the period January 1, 2000 through June 30, 2000 to purchase the Partnership's and C.R.H.C.'s interests in the Local Partnership for an amount equal to the outstanding principal balance of the purchase money notes plus accrued interest. The option is void if the purchase money notes and accrued interest are retired prior to exercise of the option.

                                Woodside Village
                                ----------------

     The Partnership defaulted on its purchase money note related to Woodside Village on February 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $3,335,000 and $7,407,102,

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

respectively. As of May 10, 1999, principal and accrued interest of $3,335,000 and $7,545,425, respectively, were due. The Partnership received a notice of default from someone who claims to be the current noteholder, but the original noteholder disputes the validity of her claim. Accordingly, the Partnership is trying to resolve the respective rights of the parties. The Partnership will then negotiate with the proper noteholder to extend the maturity date of the purchase money note for at least one year. There is no assurance that an extension of the maturity date will be obtained.

b.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 31 and 32 Local Partnerships in which the Partnership is invested as of March 31, 1999 and 1998, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                               For the three months ended
                                                        March 31,
                                              ----------------------------
                                                  1999            1998
                                              ------------    ------------
       Revenue:
         Rental                               $  7,486,322    $  7,461,001
         Other                                     586,420         361,356
                                              ------------    ------------
           Total revenue                         8,072,742       7,822,357
                                              ------------    ------------
       Expenses:
         Operating                               4,637,321       4,586,201
         Interest                                1,776,283       1,782,599
         Depreciation and amortization           1,329,741       1,295,257
                                              ------------    ------------
           Total expenses                        7,743,345       7,664,057
                                              ------------    ------------
       Net income                             $    329,397    $    158,300
                                              ============    ============


     As of March 31, 1999 and December 31, 1998, the Partnership's share of cumulative losses to date for nine of the 31 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,373,238 and $9,089,320, respectively. As the Partnership has

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law effective October 1, 1997. The legislation allowed all Section 8 HAP contracts with rents at less than 120% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the case of Section 8 HAP contracts with rents that exceeded 120% of fair market rents, these contracts could be renewed for one year, but these rents were reduced to 120% of fair market rents (Mark-to-Market). As of the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) were subject to the Mark-to-Market legislation.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued


                                                                Units             Original           Renewed
                                                            Authorized for      Expiration of      Expiration of
                                            Number of      Rental Assistance      Section 8          Section 8
     Property                              Rental Units     Under Section 8     HAP Contract       HAP Contract
     --------                              ------------    -----------------    -------------     --------------
     Bartley Manor                              70                 69              07/31/98          08/30/99
     Briar Crest I                              53                 53              06/30/98          06/30/99
     Briar Crest II                             49                 49              06/30/98          06/30/99
     Briar Hills                                50                 33              09/30/98          09/30/99
     Greeley Manor                             128                119              11/01/98          09/30/99
     Highland Manor                            111                111              02/08/98          05/12/99
     Indian Hills Townhouses                    40                 24              09/30/98          09/30/99
     Lakewood Apartments                        50                 50              08/01/99             (1)
     Tyee Apartments                           100                 56              07/31/98          11/30/03
     Village Green                              36                 36              09/30/98          09/30/99
     Village Square                             48                 48              09/30/98          10/01/99
     Winchester Gardens Apartments             206                202              08/31/98          08/31/99
     Woodside Village                          180                114              08/31/98          09/30/99
                                             -----                ---
          Total                              1,121                964
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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


4.   RELATED-PARTY TRANSACTIONS

      In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $55,054 and $38,327 for the three months ended March 31, 1999 and 1998, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three-month periods ended March 31, 1999 and 1998.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental Housing Assistance Payments (HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law effective October 1, 1997. The legislation allowed all Section 8 contracts with rents at less than 120% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the case of Section 8 HAP contracts with rents that exceeded 120% of fair market rents, these contracts could be renewed for one year, but these rents were reduced to 120% of fair market rents (Mark-to-Market). At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) were subject to the Mark-to-Market legislation.

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

     Under current law, the write down of an FHA-insured mortgage under Mark-to Market would trigger cancellation of indebtedness income to the partners, a taxable event, even though no actual cash is received. Additionally, the newly created second mortgage will accrue interest at a below-market rate; however, the Internal Revenue Service issued a ruling in July 1998 that concluded that

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

the below-market rate of interest will not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with cash resources of $10,496,258 (or approximately $169.69 per Additional Limited Partner unit) and $10,804,306 (or approximately $174.67 per Additional Limited Partner unit) as of March 31, 1999 and December 31, 1998, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. However, see the discussion below regarding the upcoming maturity of many of the Partnership's purchase money notes. As of May 10, 1999, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $22,269,384 (exclusive of unamortized discount on purchase money notes of $253,167) plus accrued interest of $46,728,117 as of March 31, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amount of $1,700,000, which originally matured on December 31, 1997, have been extended until January 31, 2001. Purchase money notes in the aggregate principal amount of $364,481 matured January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the aggregate principal amount of $1,760,000 matured on January 1, 1999 and were extended to January 1, 2004. Purchase money notes in the aggregate principal amounts of $8,230,000 and $5,290,000 matured in January and February, 1999, respectively, and were not paid or extended. Purchase money notes in the aggregate principal amounts of $850,000, $734,500, and $1,365,000 mature on June 30, 1999, August 1,
1999, and October 1, 1999, respectively. The remaining purchase money notes mature during 2002 through 2015. See the notes to the consolidated financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes, except Audubon Towers, not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. In the case of Audubon Towers, the carrying amount of the Partnership's investment exceeds the amount of the respective nonrecourse indebtedness related to this Local Partnership. The Partnership's exposure to loss is limited to this excess, which at March 31, 1999 was approximately $193,000. See further discussions of certain purchase money notes, below.

     The following chart presents information related to purchase money notes which mature through March 31, 2000, or which have matured and remain unpaid or unextended as of May 10, 1999. Information for the first quarter 1999 does not include notes which matured during that quarter and which were paid off or extended.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                             Carrying Amount
                                             of Partnership's
                                              Investment in                  Aggregate
                                             and Advances to                 Principal                   Aggregate
                    Number of                Underlying Local                 Balance                    Interest
    Purchase        Underlying               Partnerships as                   as of                   Balance as of
   Money Note         Local      Percentage     of March        Percentage     March      Percentage       March       Percentage
 (PMN) Maturity    Partnerships   of Total       31, 1999        of Total     31, 1999     of Total      31, 1999       of Total
----------------   ------------  ----------  ----------------   ----------  -----------   ----------   -------------   ----------
1st Quarter 1999         9            29%     $    12,982,233        60%    $13,520,000         61%    $  28,184,755        60%
2nd Quarter 1999         1             3%           1,378,726         6%        850,000          4%        1,569,146         3%
3rd Quarter 1999         1             3%           1,255,205         6%        734,500          3%        1,336,408         3%
4th Quarter 1999         3            10%           1,773,505         8%      1,365,000          6%        2,364,318         5%
                      ----         -----      ---------------     -----     -----------      -----     -------------     -----
Total through
  3/31/2000             14            45%     $    17,389,669        80%    $16,469,500         74%    $  33,454,627        71%
                      ====         =====      ===============     =====     ===========      =====     =============     =====

Total, all PMNs         31           100%     $    21,745,375       100%    $22,269,384        100%    $  46,728,117       100%
                      ====         =====      ===============     =====     ===========      =====     =============     =====

     The above chart does not include a purchase money note in the amount of $364,481, which matured on January 1, 1999 and was paid off, at a discount, on February 5, 1999. Please see below for information pertaining to these purchase money notes.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will always be successful. Based on preliminary discussions with the holders of purchase money notes maturing through March 31, 2000, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate using any of the strategies mentioned above. In such instances, upon maturity of the purchase money notes, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. Of the 31 Local Partnerships in which the Partnership is invested as of both March 31, 1999 and December 31, 1998, the 14 Local Partnerships with associated purchase money

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

notes which mature through March 31, 2000 and remain unpaid or unextended as of May 10, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.



                          Percentage of Total       Partnership's Share of
  For the Three Month    Distributions Received          Income from
    Periods Ending       from Local Partnerships      Local Partnerships
  -------------------    -----------------------    ----------------------
  March 31, 1999                 29%                     $  296,353
  March 31, 1998                 22%                        280,429


     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1999 and 1998, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the three months ended March 31, 1999 primarily due to the discounted payoff of a purchase money note, as discussed in the notes to the consolidated financial statements.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended March 31, 1999 decreased from the corresponding period in 1998 primarily due to a decrease in interest expense due to less amortization of discount on purchase money notes, and an increase in share of income from partnerships due to higher other income earned at one property. Also contributing to the decrease in the Partnership's net loss was extraordinary gain from extinguishment of debt as a result of the discounted payoff of a purchase money note related to Eufaula Apartments, Limited (Lakewood Apartments) in 1999, and an increase in interest and other income due to higher investment balances. Slightly offsetting the previous items was an increase in general and administrative expenses due to higher payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three months ended March 31, 1999 did not include losses of $283,918, compared to excluded losses of $123,393 for the three months ended March 31, 1998.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with some third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers to verify their Y2K compliance, with completion expected by June 1999. The Testing Phase, which will include testing of internal applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                                 Audubon Towers
                                 --------------

     The Partnership defaulted on the purchase money note related to Audubon Towers Limited Partnership (Audubon Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,275,000 and $3,272,276, respectively. As of May 10, 1999, principal and accrued interest of $1,275,000 and $3,360,451, respectively, were due. The Partnership is currently negotiating with the noteholder to extend the maturity date of the purchase money note for an interim period of up to four years. There is no assurance that an extension will be obtained.

                                  College Park
                                  ------------

     The Partnership defaulted on its purchase money notes related to College Park Limited (College Park) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $880,000 and $1,622,642, respectively. As of May 10, 1999, aggregate principal and accrued interest of $880,000 and $1,677,984, respectively, were due. The Partnership has attempted to negotiate with the noteholder to extend the maturity dates of the purchase money notes for five years, but has received no response. In March 1999, the Partnership received notice of a collection and foreclosure action on the purchase money notes by two individuals who claim to be the noteholders. The Partnership has retained local counsel to defend the lawsuit. There is no assurance that the defense will be successful.

                                 Congress Plaza
                                 --------------

     The Partnership defaulted on its purchase money note related to Kapetan Associates Limited Partnership (Congress Plaza) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $775,000 and $2,162,200, respectively. As of May 10, 1999, principal and accrued interest of $775,000 and $2,218,384, respectively, were due. The Partnership has reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note for three years and reduce its interest rate. As of May 10, 1999, documentation to implement the settlement is being revised.

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on the purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of May 10, 1999, principal and accrued interest of $2,600,000 and $4,479,084, respectively, for Heritage Estates I, and $1,800,000 and $2,771,036, respectively, for Heritage Estates II were due. The Managing General Partner is currently exploring options to refinance the properties' first mortgage loans and to extend the purchase money notes related to Heritage Estates I and Heritage Estates II. There is no assurance that a restructuring or an extension will be obtained.

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

                                 Meadow Lanes II
                                 ---------------

     The Partnership defaulted on its purchase money note related to Meadow Lanes II Limited Dividend Housing Associates (Meadow Lanes II) on February 28, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $650,000 and $1,235,651, respectively. As of May 10, 1999, principal and accrued interest of $650,000 and $1,266,723, respectively, were due. The Partnership is currently attempting to negotiate with the noteholder to extend the maturity date of the purchase money note. There is no assurance that an extension will be obtained.

                                 Tyee Apartments
                                 ---------------

     The Partnership defaulted on its purchase money note related to Tyee Associates (Tyee Apartments) on February 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,305,000 and $3,291,695, respectively. As of May 10, 1999, principal and accrued interest of $1,305,000 and $3,375,197 were due. As of May 10, 1999, the Partnership had received an oral agreement from the noteholders to extend the maturity date of the purchase money note for one year. Also, the Managing General Partner is currently exploring options to refinance the mortgage loan associated with Tyee Apartments. There is no assurance that an extension of the maturity date or a refinancing will be obtained.

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of May 10, 1999, principal and accrued interest of $900,000 and $1,753,583 were due. The Managing General Partner has reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is negotiating the related documents. There is no assurance that an extension of the maturity date will be obtained.

                                Woodside Village
                                ----------------

     The Partnership defaulted on its purchase money note related to Woodside Village on February 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $3,335,000 and $7,407,102, respectively. As of May 10, 1999, principal and accrued interest of $3,335,000 and $7,545,425, respectively, were due. The Partnership received a notice of default from someone who claims to be the current noteholder, but the original

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

noteholder disputes the validity of her claim. Accordingly, the Partnership is trying to resolve the respective rights of the parties. The Partnership will then negotiate with the proper noteholder to extend the maturity date of the purchase money note for at least one year. There is no assurance that an extension of the maturity date will be obtained.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1999.

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




May 10, 1999                 by: /s/ Michael J. Tuszka
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