Form 10QSB
period 1999-06-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1999-08-11
CIK 722833

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1999
                                   -------------


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at June 30, 1999)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1999



                                                                   Page
                                                                   ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1999
             and December 31, 1998  . . . . . . . . . . . . .       1

          Consolidated Statements of Operations and
             Accumulated Losses - for the three and
             six months ended June 30, 1999 and 1998  . . . .       2

          Consolidated Statements of Cash Flows - for
             the six months ended June 30, 1999 and 1998  . .       3

          Notes to Consolidated Financial Statements
             June 30, 1999 and 1998 . . . . . . . . . . . . .       4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . .       17

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       23

Item 5.   Other Information . . . . . . . . . . . . . . . . .       26

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       27

Signature     . . . . . . . . . . . . . . . . . . . . . . . .       28

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       29

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                                                                  June 30,      December 31,
                                                                                                    1999           1998
                                                                                                ------------    ------------
                                                                                                 (Unaudited)
Investments in and advances to partnerships                                                     $ 20,319,012    $ 21,458,167
Partnership interest held in escrow                                                                1,311,603              --
Cash and cash equivalents                                                                         10,349,729      10,804,306
Investments held in escrow                                                                                --         100,000
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $484,297 and $478,988, respectively                                    455,885         483,132
Property purchase costs, net of accumulated amortization of
  $442,875 and $438,256, respectively                                                                438,864         464,823
Other assets                                                                                              --           5,982
                                                                                                ------------    ------------

      Total assets                                                                              $ 32,875,093    $ 33,316,410
                                                                                                ============    ============

                       LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                              $ 24,790,683    $ 23,387,882
Accrued interest payable                                                                          44,501,521      45,129,245
Accounts payable                                                                                     112,524         141,849
                                                                                                ------------    ------------
      Total liabilities                                                                           69,404,728      68,658,976
                                                                                                ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                                   2,000           2,000
    Limited Partners                                                                              60,001,500      60,001,500
                                                                                                ------------    ------------
                                                                                                  60,003,500      60,003,500

  Less:
    Accumulated distributions to partners                                                         (4,088,131)     (4,088,131)
    Offering costs                                                                                (6,156,933)     (6,156,933)
    Accumulated losses                                                                           (86,288,071)    (85,101,002)
                                                                                                ------------    ------------
      Total partners' deficit                                                                    (36,529,635)    (35,342,566)
                                                                                                ------------    ------------
      Total liabilities and partners' deficit                                                   $ 32,875,093    $ 33,316,410
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                               AND ACCUMULATED LOSSES

                                     (Unaudited)

                                                                  For the three months ended       For the six months ended
                                                                           June 30,                         June 30,
                                                                 ----------------------------    ----------------------------
                                                                     1999            1998            1999            1998
                                                                 ------------    ------------    ------------    ------------
Share of income from partnerships                                $    247,277    $  4,796,488    $    855,580    $  5,077,782
                                                                 ------------    ------------    ------------    ------------
Other revenue and expenses:
 Revenue:
   Interest and other income                                          120,454         122,656         243,514         227,995
                                                                 ------------    ------------    ------------    ------------
 Expenses:
   Interest                                                           906,764       1,983,307       2,081,617       3,936,901
   Management fee                                                      75,000          75,000         150,000         150,000
   General and administrative                                          70,571          51,821         140,591         105,381
   Professional fees                                                   25,521          29,479          50,643          55,819
   Amortization of deferred costs                                      15,543          15,827          31,086          31,652
                                                                 ------------    ------------    ------------    ------------
                                                                    1,093,399       2,155,434       2,453,937       4,279,753
                                                                 ------------    ------------    ------------    ------------
     Total other revenue and expenses                                (972,945)     (2,032,778)     (2,210,423)     (4,051,758)
                                                                 ------------    ------------    ------------    ------------

(Loss) income before loss on disposition of
  investment in partnership                                          (725,668)      2,763,710      (1,354,843)      1,026,024

Loss on disposition of investment in partnership                           --        (221,727)             --        (221,727)
                                                                 ------------    ------------    ------------    ------------

(Loss) income before extraordinary gain from
  extinguishment of debt                                             (725,668)      2,541,983      (1,354,843)        804,297

Extraordinary gain from extinguishment of debt                             --              --         167,774              --
                                                                 ------------    ------------    ------------    ------------

Net (loss) income                                                    (725,668)      2,541,983      (1,187,069)        804,297

Accumulated losses, beginning of period                           (85,562,403)    (85,988,688)    (85,101,002)    (84,251,002)
                                                                 ------------    ------------    ------------    ------------
Accumulated losses, end of period                                $(86,288,071)   $(83,446,705)   $(86,288,071)   $(83,446,705)
                                                                 ============    ============    ============    ============

Net (loss) income allocated to General Partners (1.51%)          $    (10,958)   $     38,384    $    (17,925)   $     12,145
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                          AND ACCUMULATED LOSSES - Continued

                                      (Unaudited)

                                                                  For the three months ended       For the six months ended
                                                                           June 30,                         June 30,
                                                                 ----------------------------    ----------------------------
                                                                     1999            1998            1999            1998
                                                                 ------------    ------------    ------------    ------------
Net (loss) income allocated to Initial and Special
  Limited Partners (1.49%)                                       $    (10,812)   $     37,876    $    (17,687)   $     11,984
                                                                 ============    ============    ============    ============

Net (loss) income allocated to Additional Limited
  Partners (97%)                                                 $   (703,898)   $  2,465,723    $ (1,151,457)   $    780,168
                                                                 ============    ============    ============    ============
Net (loss) income per unit of Additional Limited
  Partner Interest based on 60,000 units outstanding             $     (11.73)   $      41.10    $     (19.19)   $      13.00
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)

                                                                                                  For the six months ended
                                                                                                          June 30,
                                                                                                ----------------------------
                                                                                                    1999            1998
                                                                                                ------------    ------------
Cash flows from operating activities:
  Net (loss) income                                                                             $ (1,187,069)   $    804,297

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships                                                               (855,580)     (5,077,782)
    Amortization of deferred costs                                                                    31,086          31,652
    Amortization of discount on purchase money notes                                                 346,215       2,048,895
    Loss on disposition of investment in partnership                                                      --         221,727
    Extraordinary gain on extinguishment of debt                                                    (167,774)             --

    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                              5,982        (228,362)
      Increase in accrued interest payable                                                         1,735,402       1,893,525
      Payment of purchase money note interest                                                       (343,766)       (403,576)
      (Decrease) increase in accounts payable                                                        (29,325)          7,427
      Increase in consulting fees payable to related parties                                              --          20,097
                                                                                                ------------    ------------
        Net cash used in operating activities                                                       (464,829)       (682,100)
                                                                                                ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                         705,252       5,151,866
  Proceeds from disposition of investment in partnership                                                  --         165,402
                                                                                                ------------    ------------
        Net cash provided by investing activities                                                    705,252       5,317,268
                                                                                                ------------    ------------

Cash flows from financing activities:
  Payment of purchase money note principal                                                          (425,000)             --
  Pay-off of purchase money notes and related interest                                              (370,000)     (1,652,605)
  Release of investment held in escrow                                                               100,000              --
                                                                                                ------------    ------------
        Net cash used in financing activities                                                       (695,000)     (1,652,605)
                                                                                                ------------    ------------
Net (decrease) increase in cash and cash equivalents                                                (454,577)      2,982,563

Cash and cash equivalents, beginning of period                                                    10,804,306       8,268,903
                                                                                                ------------    ------------
Cash and cash equivalents, end of period                                                        $ 10,349,729    $ 11,251,466
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                                                                  For the six months ended
                                                                                                          June 30,
                                                                                                ----------------------------
                                                                                                    1999            1998
                                                                                                ------------    ------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                      $    343,766    $    920,662
                                                                                                ============    ============

  Noncash financing activity:
    Transfer of accrued interest payable to due on
    investment in partnerships                                                                  $  1,846,067    $         --
                                                                                                ============    ============


































                    The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of June 30, 1999, and the results of its operations for the three and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the interim period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

     Certain amounts in the consolidated financial statements for the year ended December 31, 1998 have been reclassified to conform to the 1999 presentation.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in Partnerships
     ----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $24,898,388 (exclusive of unamortized discount on purchase money notes of $227,249) plus accrued interest of $44,467,545 as of June 30, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amount of $1,700,000, which originally matured on December 31, 1997, have been extended until January 31, 2001. Purchase money notes in the aggregate principal amount of $364,481 matured January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the aggregate principal amount of $1,760,000 matured on January 1, 1999 and were extended to January 1, 2004. Purchase money notes in the aggregate principal amount of $900,000 matured on January 1, 1999 and were extended to January 1, 2004. Purchase money notes in the aggregate principal amounts of $5,280,000 and $5,290,000 matured in January and February, 1999, respectively, and were not paid or extended. Purchase money notes in the original aggregate principal amount of $775,000 matured on January 1, 1999, were partially paid, and have been extended to January 1, 2002. Purchase money notes in the original aggregate principal amount of $1,275,000 matured on January 1, 1999, were partially paid, and have been extended to July 15, 2000. Purchase money notes in the aggregate principal amount of $850,000 matured on June 30, 1999 and have not been paid or extended. Purchase money notes in the aggregate principal amount of $734,500 matured on August 1, 1999 and have not been paid or extended.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Purchase money notes in the aggregate principal amount of $1,365,000 mature on October 1, 1999. The remaining purchase money notes mature during 2002 through 2015.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnership's interest would not have a material adverse impact on the financial condition of the Partnership. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. Of the 31 Local Partnerships in which the Partnership is invested as of both June 30, 1999 and December 31, 1998, 11 Local Partnerships have associated purchase money notes which mature through June 30, 2000 and which remain unpaid or unextended as of August 11, 1999. See further discussions of certain purchase money notes, below.

     The following chart presents information related to purchase money notes which mature through June 30, 2000, or which have matured and remain unpaid or unextended as of August 11, 1999. Information for the first quarter of 1999 does not include notes which matured during that quarter and which were paid off or extended. See further discussions of these purchase money notes, below.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                            Carrying Amount
                                            of Partnership's
                                             Investment in                 Aggregate                Aggregate
                                            and Advances to                Principal                 Accrued
                   Number of                Underlying Local                Balance                  Interest
    Purchase       Underlying               Partnerships as                  as of                 Balance as of
   Money Note        Local      Percentage      of June       Percentage     June      Percentage      June        Percentage
 (PMN) Maturity   Partnerships   of Total       30, 1999       of Total     30, 1999    of Total     30, 1999       of Total
----------------  ------------  ----------  ----------------  ----------  -----------  ----------  -------------   ----------
1st Quarter 1999        6            19%     $     7,272,025       36%    $10,570,000        42%   $  21,308,208        48%
2nd Quarter 1999        1             3%           1,373,212        7%        850,000         3%       1,597,852         4%
3rd Quarter 1999        1             3%           1,170,099        6%        734,500         3%       1,358,443         3%
4th Quarter 1999        3            10%           1,752,333        8%      1,365,000         6%       2,380,301         5%
                     ----         -----      ---------------    -----     -----------     -----    -------------     -----
Total through
  6/30/2000            11            35%     $    11,567,669       57%    $13,519,500        54%   $  26,644,804        60%
                     ====         =====      ===============    =====     ===========     =====    =============     =====

Total, Local
  Partnerships         31           100%     $    20,319,012      100%    $24,898,388       100%   $  44,467,545       100%
                     ====         =====      ===============    =====     ===========     =====    =============     =====


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will always be successful. Based on preliminary discussions with the holders of purchase money notes maturing through June 30, 2000, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate any extension or discounted pay off. In such instances, upon maturity of the purchase money notes, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. Of the 31 Local Partnerships in which the Partnership is invested as of both June 30, 1999 and

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

December 31, 1998, the 11 Local Partnerships with associated purchase money notes which mature through June 30, 2000 and which remain unpaid or unextended as of August 11, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.



                          Percentage of Total       Partnership's Share of
    For the Six Month    Distributions Received          Income from
      Periods Ending     from Local Partnerships      Local Partnerships
    -----------------    -----------------------    ----------------------
    June 30, 1999                28%                     $ 529,021
    June 30, 1998                 4%                       465,125



     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1999 was $906,764 and $2,081,617, respectively, and $1,983,307 and $3,936,901 for the three and six months ended June 30, 1998, respectively. Amortization of discount on purchase money notes increased interest expense during the three and six months ended June 30, 1999 by $25,918 and $346,215, respectively, and $1,048,054 and $2,048,895 for the three and six months ended June 30, 1998, respectively. The accrued interest payable on the purchase money notes of $44,467,545 and $45,095,269 as of June 30, 1999 and December 31, 1998, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                 Audubon Towers
                                 --------------

     The Partnership defaulted on the purchase money note related to Audubon Towers Limited Partnership (Audubon Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,275,000 and $3,272,276, respectively. In July 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to July 15, 2000, in exchange for a partial principal payment. The maturity date may be further extended through January 1, 2003, in the event certain economic thresholds are met as a result of the contemplated refinancing of the property's first mortgage loan.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                 Bartley Manor, Village Green and Village Square
                 -----------------------------------------------

     The Partnership is currently negotiating with the holders of purchase money notes related to Bartley Manor Limited Partnership (Bartley Manor), Village Green of Wisconsin Limited (Village Green) and Village Square Limited Partnership (Village Square) to either pay off the purchase money notes at a discount or, at the noteholders' option, to sell the Partnership's interests in the related Local Partnerships to the noteholders for the full principal and accrued interest outstanding at the time of the exercise of the option. The purchase money notes are in the aggregate principal amounts of $700,000, $275,000 and $390,000 for Bartley Manor, Village Green and Village Square, respectively, and are due to mature on October 1, 1999. There is no assurance that any agreements will be obtained.

                                  College Park
                                  ------------

     The Partnership defaulted on its purchase money notes related to College Park Limited (College Park) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $880,000 and $1,622,642, respectively. As of August 11, 1999, aggregate principal and accrued interest of $880,000 and $1,719,710, respectively, were due. The Partnership attempted to negotiate with the noteholder of record to extend the maturity dates of the purchase money notes for five years, but received no response. In March 1999, the Partnership received notice of a collection action on the purchase money notes by two individuals who claimed to be the noteholders. The Partnership retained local counsel to defend the lawsuit. On July 26, 1999, the Partnership received notice that the plaintiffs have moved to dismiss their lawsuit. No communications have been received concerning ultimate resolution of the purchase money notes.

                                 Congress Plaza
                                 --------------

     The Partnership defaulted on its purchase money note related to Kapetan Associates Limited Partnership (Congress Plaza) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $775,000 and $2,162,200, respectively. On May 19, 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to January 1, 2002, in exchange for a partial principal payment. Under the extension agreement, documents transferring the Partnership's interest in Congress Plaza to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note on or before January 1, 2002.

     Due to the possible transfer of the Partnership's interest in the Local Partnership to the noteholder, the Partnership's basis in the Local Partnership as of June 30, 1999, which was $1,311,603, has been classified as partnership interest held in escrow in the accompanying consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money note related to Congress Plaza is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. The release of the Partnership's purchase money note obligation as a result of the possible loss of ownership interest in the Local Partnership would result in a net financial statement gain of approximately $1.4 million.

                                   Glen Agnes
                                   ----------

     The Partnership defaulted on its purchase money note related to Glen Agnes Associates (Glen Agnes) on June 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $850,000 and $1,597,852, respectively. As of August 11, 1999, principal and accrued interest of $850,000 and $1,609,963, respectively, were due. The Partnership is currently negotiating with the noteholder for the noteholder to purchase the Partnership's interest in the Local Partnership. There is no assurance that an agreement will be reached.

                                  Greeley Manor
                                  -------------

     The Partnership defaulted on its purchase money note related to Greeley Manor Company (Greeley Manor) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $734,500 and $1,365,808, respectively. As of August 11, 1999, principal and accrued interest of $734,500 and $1,367,740, respectively, were due. The Partnership is currently negotiating the sale of the Partnership's interest in Greeley Manor. There is no assurance that a sale will occur.

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on the purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amounts included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of August 11, 1999, principal and accrued interest of $2,600,000 and $4,513,313, respectively, for Heritage Estates I, and $1,800,000 and $2,832,197, respectively, for Heritage Estates II were due. The Managing General Partner is currently exploring options to refinance the properties' first mortgage loans and to extend the purchase money notes related to Heritage Estates I and Heritage Estates II. There is no assurance that refinancings or extensions will be obtained.

                                 Highland Manor
                                 --------------

     The Partnership and the holders of the purchase money notes related to Highland Manor, Limited (Highland Manor) have extended the maturity date thereof from January 1, 1999 to January 1, 2004, subject to the noteholders' right to

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

accelerate the maturity date upon six months' notice. The purchase money notes are in the aggregate principal amount of $1,760,000. In connection with the extension, in addition to the payments required to be made to the noteholders by the Partnership from cash flow distributions from Highland Manor, the Partnership agreed to make annual payments to the noteholders of $100,000 on January 15th of each calendar year commencing January 15, 2000. On October 23, 1998, the Partnership made a $100,000 payment of interest, which amount was held in escrow, along with the purchase money note modification documents, until January 1999, at which time the funds were released to the noteholders. This payment has been, and subsequent payments will be, applied first as payment of accrued interest, and thereafter to principal.

                               Lakewood Apartments
                               -------------------

     The Partnership defaulted on its purchase money notes related to Eufaula Apartments, Limited (Lakewood Apartments) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $364,481 and $169,468, respectively. On February 5, 1999, the Partnership paid off, at a discount, the purchase money notes related to Lakewood Apartments. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $168,000 for financial statement purposes, and in cancellation of indebtedness income of approximately $180,000 for Federal tax purposes.

                                 Meadow Lanes II
                                 ---------------

     The Partnership defaulted on its purchase money note related to Meadow Lanes II Limited Dividend Housing Associates (Meadow Lanes II) on February 28, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $650,000 and $1,250,201, respectively. As of August 11, 1999, principal and accrued interest of $650,000 and $1,290,150, respectively, were due. The Partnership is currently attempting to negotiate with the noteholder to extend the maturity date of the purchase money note. There is no assurance that an extension will be obtained.

                                 Tyee Apartments
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Tyee Associates (Tyee Apartments) on February 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,305,000 and $3,312,902, respectively. As of August 11, 1999, aggregate principal and accrued interest of $1,305,000 and $3,438,154 were due. As of August 11, 1999, the Partnership had received an oral agreement from one of the noteholders to extend the maturity date of its purchase money note for one year, in exchange for a cash payment. Also, the Managing General Partner is currently exploring options to refinance the mortgage loan associated with Tyee Apartments. There is no assurance that an extension of the maturity dates of the purchase money notes or a refinancing of the mortgage loan will be obtained.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of August 11, 1999, principal and accrued interest of $900,000 and $1,786,020 were due. The Managing General Partner has reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is negotiating the related documents. There is no assurance that an extension of the maturity date will be finalized.

                               Winchester Gardens
                               ------------------

     The Partnership defaulted on its purchase money notes related to Winchester Gardens on December 31, 1997 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,700,000 and $2,995,648, respectively. On April 7, 1998, the Partnership was served with a complaint by the holders of the purchase money notes suing the Partnership, the Managing General Partner and C.R.H.C., Incorporated (C.R.H.C. is an affiliate of the Managing General Partner), for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which extends the maturity date of the purchase money notes to January 31, 2001. In connection with this settlement, the Partnership granted the noteholders an option during the period January 1, 2000 through June 30, 2000 to purchase the Partnership's and C.R.H.C.'s interests in the Local Partnership for an amount equal to the outstanding principal balance of the purchase money notes plus accrued interest. The option is void if the purchase money notes and accrued interest are retired prior to exercise of the option.

                                Woodside Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Woodside Village on February 1, 1999 when the notes matured and were not paid. The default amounts included aggregate principal and accrued interest of $3,335,000 and $7,407,102, respectively. As of August 11, 1999, aggregate principal and accrued interest of $3,335,000 and $7,685,219, respectively, were due. The Partnership received a notice of default from someone who claimed to be the current noteholder of the smaller note, but the original noteholder initially disputed the validity of her claim. The Partnership received a Notice of Default and U.C.C. Foreclosure of Security Interest on May 10, 1999 with respect to a scheduled sale of 20% of the Partnership's limited partner interest in Woodside Village on June 15, 1999. The Partnership has not received any confirmation that the sale actually took place. The Partnership continues to negotiate with the second noteholder to extend the maturity date of its purchase money note for at least one year. There is no assurance that an extension of the maturity date will be obtained.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Property matters
     ----------------

                                Arboretum Village
                                -----------------

     On April 30, 1998, the local managing general partner of Arboretum Villages Limited Partnership (Arboretum Village) refinanced the loan secured by a first mortgage on the property owned by Arboretum Village. A portion of the refinancing proceeds was used to pay in full the Partnership's purchase money note obligation totaling $774,325 related to this property. Additionally, the Partnership received $2,670,000 during 1998 as additional proceeds from the refinancing. The proceeds received by the Partnership (including the proceeds paid to the noteholders) were in excess of the Partnership's basis in Arboretum Village by approximately $3.4 million, and are included in share of income from partnerships at June 30, 1998.

                                  Greeley Manor
                                  -------------

     During the second quarter of 1999, the local managing general partner of Greeley Manor Company (Greeley Manor) received an offer from a third party to purchase the property. The local managing general partner rejected this purchase offer.
                                    Southmoor
                                    ---------

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

                                 Tyee Apartments
                                 ---------------

     The local managing general partner of Tyee Associates (Tyee Apartments) received an offer from a third party to purchase the property. The local managing general partner is currently considering the offer.

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 31 Local Partnerships in which the Partnership is invested as of both June 30, 1999 and 1998, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                         COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           For the three months ended         For the six months ended
                                                                    June 30,                           June 30,
                                                          ----------------------------      ----------------------------
                                                              1999            1998              1999            1998
                                                          ------------    ------------      ------------    ------------
Revenue:
  Rental                                                  $  7,368,238    $  7,451,599      $ 14,854,560    $ 14,912,600
  Other                                                        113,061         421,779           699,481         783,135
                                                          ------------    ------------      ------------    ------------
        Total revenue                                        7,481,299       7,873,378        15,554,041      15,695,735
                                                          ------------    ------------      ------------    ------------
Expenses:
  Operating                                                  4,413,787       4,445,168         9,051,108       9,031,369
  Interest                                                   1,776,286       1,782,600         3,552,569       3,565,199
  Depreciation and amortization                              1,329,741       1,295,257         2,659,482       2,590,514
                                                          ------------    ------------      ------------    ------------
        Total expenses                                       7,519,814       7,523,025        15,263,159      15,187,082
                                                          ------------    ------------      ------------    ------------
Net (loss) income                                         $    (38,515)   $    350,353      $    290,882    $    508,653
                                                          ============    ============      ============    ============


     As of both June 30, 1999 and December 31, 1998, the Partnership's share of cumulative losses to date for nine of the 31 Local Partnerships exceeded the amount of the Partnership's investments in these Local Partnerships by $9,657,159 and $9,089,320, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

     Thirteen properties in which the Partnership is invested have Section 8 HAP contracts expiring in 1999 (some of these properties also have related purchase money notes which either already have matured, or are due to mature in 1999). The HAP contracts cover substantially all of the apartment units in each property. Currently rent studies for nine of these properties indicate that the HAP rents are below fair market rents, therefore, these properties will likely renew the HAP contracts annually until a global strategy with the purchase money noteholder(s) is reached. One property entered the Mark-to-Market program in 1998 with a debt adjustment. Rent studies relating to the remaining three properties are in progress.

     The Section 8 HAP contracts for the following properties have expired or will expire during the government's fiscal year 1998 or 1999 and have been renewed as indicated.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued


                                                            Units              Original           Renewed
                                                        Authorized for       Expiration of      Expiration of
                                       Number of       Rental Assistance       Section 8          Section 8
     Property                         Rental Units      Under Section 8      HAP Contract       HAP Contract
     --------                         ------------     -----------------     -------------     --------------
     Bartley Manor                         70                 69                07/31/98         08/30/99 (1)
     Briar Crest I                         53                 53                06/30/98         06/30/99 (1)
     Briar Crest II                        49                 49                06/30/98         06/30/99 (1)
     Briar Hills                           50                 33                09/30/98         09/30/99
     Greeley Manor                        128                119                11/01/98         09/30/99
     Highland Manor                       111                111                02/08/98            (2)
     Indian Hills Townhouses               40                 24                09/30/98         09/30/99
     Lakewood Apartments                   50                 50                08/01/99            (1)
     Tyee Apartments                      100                 56                07/31/98         11/30/03
     Village Green                         36                 36                09/30/98         09/30/99
     Village Square                        48                 48                09/30/98         10/01/99
     Winchester Gardens Apartments        206                202                08/31/98         08/31/99
     Woodside Village                     180                114                08/31/98         09/30/99
                                        -----                ---
          Total                         1,121                964
                                        =====                ===


(1) The Managing General Partner expects that this Section 8 HAP Contract will be renewed for one year upon expiration.
(2) This property entered the Mark-to-Market program in May 1998. The Section 8 HAP contract will be renewed annually.

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


4.   RELATED-PARTY TRANSACTIONS

      In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $58,387 and $113,440 for the three and six months ended June 30, 1999, respectively and $40,125 and $78,452 for the three and six months ended June 30, 1998, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


4.   RELATED-PARTY TRANSACTIONS - Continued

General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 and $150,000 for the three and six months ended June 30, 1999, respectively, and like amounts for the three and six months ended June 30, 1998, respectively.

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

     Thirteen properties in which the Partnership is invested have Section 8 HAP contracts expiring in 1999 (some of these properties also have related purchase money notes which either already have matured, or are due to mature in 1999). The HAP contracts cover substantially all of the apartment units in each property. Currently rent studies for nine of these properties indicate that the HAP rents are below fair market rents, therefore, these properties will likely renew the HAP contracts annually until a global strategy with the purchase money noteholder(s) is reached. One property entered the Mark-to-Market program in 1998 with a debt adjustment. Rent studies relating to the remaining three properties are in progress.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $10,349,729 ($167.32 per Additional Limited Partner unit) and $10,804,306 ($174.67 per Additional Limited Partner unit) as of June 30, 1999 and December 31, 1998, respectively, along with anticipated future cash distributions from the Local Partnerships, are expected to be adequate to meet its current and anticipated operating cash needs. However, as the discussion below indicates, the upcoming maturity of many of the Partnership's purchase money notes could put a strain on the liquidity of the Partnership. As of August 11, 1999 there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $24,898,388 (exclusive of unamortized discount on purchase money notes of $227,249) plus accrued interest of $44,467,545 as of June 30, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amount of $1,700,000, which originally matured on December 31, 1997, have been extended until January 31, 2001. Purchase money notes in the aggregate principal amount of $364,481 matured January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the aggregate principal amount of $1,760,000 matured on January 1, 1999 and were extended to January 1, 2004. Purchase money notes in the aggregate principal amount of $900,000 matured on January 1, 1999 and were extended to January 1, 2004. Purchase money notes in the aggregate principal amounts of $5,280,000 and $5,290,000 matured in January and February, 1999, respectively, and were not paid or extended. Purchase money notes in the original aggregate principal amount of $775,000 matured on January 1, 1999, were partially paid, and have been extended to January 1, 2002. Purchase money notes in the original aggregate principal amount of $1,275,000 matured on January 1, 1999, were partially paid, and have been extended to July 15, 2000. Purchase money notes in the aggregate principal amount of $850,000 matured on June 30, 1999 and have not been paid or extended. Purchase money notes in the aggregate principal amount of $734,500 matured on August 1, 1999 and have not been paid or extended. Purchase money notes in the aggregate principal amount of $1,365,000 mature on October 1, 1999. The remaining purchase money notes mature during 2002 through

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

2015. See the notes to the consolidated financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnership's interest would not have a material adverse impact on the financial condition of the Partnership. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. Of the 31 Local Partnerships in which the Partnership is invested as of both June 30, 1999 and December 31, 1998, 11 Local Partnerships have associated purchase money notes which mature through June 30, 2000 and which remain unpaid or unextended as of August 11, 1999. See further discussions of certain purchase money notes, below.

     The following chart presents information related to purchase money notes which mature through June 30, 2000, or which have matured and remain unpaid or unextended as of August 11, 1999. Information for the first quarter of 1999 does not include notes which matured during that quarter and which were paid off or extended. See further discussions of these purchase money notes in the notes to the consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                            Carrying Amount
                                            of Partnership's
                                             Investment in                 Aggregate                 Aggregate
                                            and Advances to                Principal                 Accrued
                   Number of                Underlying Local                Balance                  Interest
    Purchase       Underlying               Partnerships as                  as of                 Balance as of
   Money Note        Local      Percentage      of June       Percentage     June      Percentage      June        Percentage
 (PMN) Maturity   Partnerships   of Total       30, 1999       of Total     30, 1999    of Total     30, 1999       of Total
----------------  ------------  ----------  ----------------  ----------  -----------  ----------  -------------   ----------
1st Quarter 1999        6            19%     $     7,272,025       36%    $10,570,000        42%   $  21,308,208        48%
2nd Quarter 1999        1             3%           1,373,212        7%        850,000         3%       1,597,852         4%
3rd Quarter 1999        1             3%           1,170,099        6%        734,500         3%       1,358,443         3%
4th Quarter 1999        3            10%           1,752,333        8%      1,365,000         6%       2,380,301         5%
                     ----         -----      ---------------    -----     -----------     -----    -------------     -----
Total through
  6/30/2000            11            35%     $    11,567,669       57%    $13,519,500        54%   $  26,644,804        60%
                     ====         =====      ===============    =====     ===========     =====    =============     =====

Total, Local
  Partnerships         31           100%     $    20,319,012      100%    $24,898,388       100%   $  44,467,545       100%
                     ====         =====      ===============    =====     ===========     =====    =============     =====

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will always be successful. Based on preliminary discussions with the holders of purchase money notes maturing through June 30, 2000, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate any extension or discounted pay off. In such instances, upon maturity of the purchase money notes, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. Of the 31 Local Partnerships in which the Partnership is invested as of both June 30, 1999 and December 31, 1998, the 11 Local Partnerships with associated purchase money notes which mature through June 30, 2000 and which remain unpaid or unextended as of August 11, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



                          Percentage of Total       Partnership's Share of
     For the Six Month   Distributions Received          Income from
      Periods Ending     from Local Partnerships      Local Partnerships
     -----------------   -----------------------    ----------------------
     June 30, 1999               28%                     $  529,021
     June 30, 1998                4%                        465,125


     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1999 and 1998, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the six months ended June 30, 1999 primarily due to the discounted payoff of a purchase money note, and the partial paydown of two purchase money notes, as discussed in the notes to the consolidated financial statements.

                              Results of Operations
                              ---------------------

     The Partnership recognized a net loss for the three months ended June 30, 1999, as compared to net income during the corresponding period in 1998, primarily due to a decrease in share of income from partnerships related to the receipt of proceeds from the refinancing of the loan secured by a first mortgage on Arboretum Villages Limited Partnership (Arboretum Village) in April 1998. Contributing to the loss was an increase in general and administrative expenses due to higher reimbursed payroll costs. Offsetting the Partnership's net loss were a decrease in interest expense due to less amortization of discount on purchase money notes, and a loss on disposition of investment in partnership related to the sale of the Partnership's investment in K-S Apartments (Southmoor) in June 1998.

     The Partnership recognized a net loss for the six months ended June 30, 1999, as compared to net income during the corresponding period in 1998, primarily due to a decrease in share of income from partnerships related to the receipt of proceeds from the refinancing of the loan secured by a first mortgage on Arboretum Villages Limited Partnership (Arboretum Village) in April 1998. Contributing to the loss was an increase in general and administrative expenses due to higher payroll costs during the second quarter of 1999 as compared to 1998. Offsetting the Partnership's net loss were an increase in interest income due to higher investment balances during the first quarter of 1999 as compared to 1998, a decrease in interest expense due to less amortization of discount on purchase money notes, a loss on disposition of investment in partnership related to the sale of the Partnership's investment in K-S Apartments (Southmoor) in June 1998, and extraordinary gain from extinguishment of debt as a result of the discounted payoff of a purchase money note related to Eufaula Apartments Limited (Lakewood Apartments) in February, 1999.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1999 did not include losses of $283,921 and $567,839, respectively, compared to excluded losses of $123,394 and $246,787, respectively, for the three and six months ended June 30, 1998.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by August 1999. Additionally, the Managing General Partner is currently working with some third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers to verify their Y2K compliance, with completion expected by August 1999. The Testing Phase, which will include testing of internal applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                                 Audubon Towers
                                 --------------

     The Partnership defaulted on the purchase money note related to Audubon Towers Limited Partnership (Audubon Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,275,000 and $3,272,276, respectively. In July 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to July 15, 2000, in exchange for a partial principal payment. The maturity date may be further extended through January 1, 2003, in the event certain economic thresholds are met as a result of the contemplated refinancing of the property's first mortgage loan.

                                  College Park
                                  ------------

     The Partnership defaulted on its purchase money notes related to College Park Limited (College Park) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $880,000 and $1,622,642, respectively. As of August 11, 1999, aggregate principal and accrued interest of $880,000 and $1,719,710, respectively, were due. The Partnership attempted to negotiate with the noteholder of record to extend the maturity dates of the purchase money notes for five years, but received no response. In March 1999, the Partnership received notice of a collection action on the purchase money notes by two individuals who claimed to be the noteholders. The Partnership retained local counsel to defend the lawsuit. On July 26, 1999, the Partnership received notice that the plaintiffs have moved to dismiss their lawsuit. No communications have been received concerning ultimate resolution of the purchase money notes.

                                 Congress Plaza
                                 --------------

     The Partnership defaulted on its purchase money note related to Kapetan Associates Limited Partnership (Congress Plaza) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $775,000 and $2,162,200, respectively. On May 19, 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to January 1, 2002, in exchange for a partial principal payment. Under the extension agreement, documents transferring the Partnership's interest in Congress Plaza to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note on or before January 1, 2002.

     Due to the possible transfer of the Partnership's interest in the Local Partnership to the noteholder, the Partnership's basis in the Local Partnership as of June 30, 1999, which was $1,311,603, has been classified as partnership interest held in escrow in the accompanying consolidated financial statements.

     The purchase money note related to Congress Plaza is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. The release of the Partnership's purchase money note obligation as a result of the possible loss of ownership interest in the Local Partnership would result in a net financial statement gain of approximately $1.4 million.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

                                   Glen Agnes
                                   ----------

     The Partnership defaulted on its purchase money note related to Glen Agnes Associates (Glen Agnes) on June 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $850,000 and $1,597,852, respectively. As of August 11, 1999, principal and accrued interest of $850,000 and $1,609,963, respectively, were due. The Partnership is currently negotiating with the noteholder for the noteholder to purchase the Partnership's interest in the Local Partnership. There is no assurance that an agreement will be reached.

                                  Greeley Manor
                                  -------------

     The Partnership defaulted on its purchase money note related to Greeley Manor Company (Greeley Manor) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $734,500 and $1,365,808, respectively. As of August 11, 1999, principal and accrued interest of $734,500 and $1,367,740, respectively, were due. The Partnership is currently negotiating the sale of the Partnership's interest in Greeley Manor. There is no assurance that a sale will occur.

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on the purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amounts included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of August 11, 1999, principal and accrued interest of $2,600,000 and $4,513,313, respectively, for Heritage Estates I, and $1,800,000 and $2,832,197, respectively, for Heritage Estates II were due. The Managing General Partner is currently exploring options to refinance the properties' first mortgage loans and to extend the purchase money notes related to Heritage Estates I and Heritage Estates II. There is no assurance that refinancings or extensions will be obtained.

                               Lakewood Apartments
                               -------------------

     The Partnership defaulted on its purchase money notes related to Eufaula Apartments, Limited (Lakewood Apartments) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $364,481 and $169,468, respectively. On February 5, 1999, the Partnership paid off, at a discount, the purchase money notes related to Lakewood Apartments. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $168,000 for financial statement purposes, and in cancellation of indebtedness income of approximately $180,000 for Federal tax purposes.

                                 Meadow Lanes II
                                 ---------------

     The Partnership defaulted on its purchase money note related to Meadow Lanes II Limited Dividend Housing Associates (Meadow Lanes II) on February 28,

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

1999 when the note matured and was not paid. The default amount included principal and accrued interest of $650,000 and $1,250,201, respectively. As of August 11, 1999, principal and accrued interest of $650,000 and $1,290,150, respectively, were due. The Partnership is currently attempting to negotiate with the noteholder to extend the maturity date of the purchase money note. There is no assurance that an extension will be obtained.

                                 Tyee Apartments
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Tyee Associates (Tyee Apartments) on February 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,305,000 and $3,312,902, respectively. As of August 11, 1999, aggregate principal and accrued interest of $1,305,000 and $3,438,154 were due. As of August 11, 1999, the Partnership had received an oral agreement from one of the noteholders to extend the maturity date of its purchase money note for one year, in exchange for a cash payment. Also, the Managing General Partner is currently exploring options to refinance the mortgage loan associated with Tyee Apartments. There is no assurance that an extension of the maturity dates of the purchase money notes or a refinancing of the mortgage loan will be obtained.

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of August 11, 1999, principal and accrued interest of $900,000 and $1,786,020 were due. The Managing General Partner has reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is negotiating the related documents. There is no assurance that an extension of the maturity date will be finalized.

                                Woodside Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Woodside Village on February 1, 1999 when the notes matured and were not paid. The default amounts included aggregate principal and accrued interest of $3,335,000 and $7,407,102, respectively. As of August 11, 1999, aggregate principal and accrued interest of $3,335,000 and $7,685,219, respectively, were due. The Partnership received a notice of default from someone who claimed to be the current noteholder of the smaller note, but the original noteholder initially disputed the validity of her claim. The Partnership received a Notice of Default and U.C.C. Foreclosure of Security Interest on May 10, 1999 with respect to a scheduled sale of 20% of the Partnership's limited partner interest in Woodside Village on June 15, 1999. The Partnership has not received any confirmation that the sale actually took place. The Partnership continues to negotiate with the second noteholder to extend the maturity date of the purchase money note for at least one year. There is no assurance that an extension of the maturity date will be obtained.

PART II.  OTHER INFORMATION
          -----------------
ITEM 5.   OTHER INFORMATION
          -----------------

     The Partnership's investment units are not publicly traded on any registered stock exchange but can be traded on an informal secondary market. During 1999, a number of investors sold their investment units in the Partnership to other investors. If more than 5% of the total outstanding investment units in the Partnership are transferred in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 1999 through June 1, 1999, approximately 4.9% of outstanding investment units were sold. Accordingly, to remain within the 5% safe harbor, effective June 1, 1999, the General Partner of the Partnership halted recognition of any transfers that exceed the safe harbor limit through December 31, 1999. As a result, transfers of investment units due to sales transactions will not be recognized by the Partnership until after December 31, 1999.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1999.

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



August 11, 1999              by: /s/ Michael J. Tuszka
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