Form 10QSB
period 1999-09-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1999-11-15
CIK 722833

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1999
                                   ------------------


Commission file number                0-11962
                                   ------------------


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                      (Outstanding at September 30, 1999)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                                                                   Page
                                                                   ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1999
             and December 31, 1998  . . . . . . . . . . . . .       1

          Consolidated Statements of Operations and
             Accumulated Losses - for the three and
             nine months ended September 30, 1999 and 1998  .       2

          Consolidated Statements of Cash Flows - for
             the nine months ended September 30, 1999 and 1998      3

          Notes to Consolidated Financial Statements
             September 30, 1999 and 1998  . . . . . . . . . .       4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . .       19

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       26

Item 5.   Other Information . . . . . . . . . . . . . . . . .       29

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       30

Signature     . . . . . . . . . . . . . . . . . . . . . . . .       31

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       32

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                                                  September 30,   December 31,
                                                                                                      1999           1998
                                                                                                  ------------    ------------
                                                                                                   (Unaudited)
Investments in and advances to partnerships                                                       $ 22,096,720    $ 21,458,167
Investment in partnership held for sale                                                                 22,841              --
Cash and cash equivalents                                                                           10,481,707      10,804,306
Investments held in escrow                                                                                  --         100,000
Acquisition fees, principally paid to related parties, net of accumulated amortization of $487,243 and $478,988,
  respectively                                                                                         443,256         483,132
Property purchase costs, net of accumulated amortization of
  $453,990 and $438,256, respectively                                                                  435,589         464,823
Other assets                                                                                                --           5,982
                                                                                                  ------------    ------------

      Total assets                                                                                $ 33,480,113    $ 33,316,410
                                                                                                  ============    ============

                       LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                                $ 24,821,219    $ 23,387,882
Accrued interest payable                                                                            45,350,979      45,129,245
Accounts payable and accrued expenses                                                                  152,879         141,849
                                                                                                  ------------    ------------
      Total liabilities                                                                             70,325,077      68,658,976
                                                                                                  ------------    ------------
Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                                     2,000           2,000
    Limited Partners                                                                                60,001,500      60,001,500
                                                                                                  ------------    ------------
                                                                                                    60,003,500      60,003,500

  Less:
    Accumulated distributions to partners                                                           (4,088,131)     (4,088,131)
    Offering costs                                                                                  (6,156,933)     (6,156,933)
    Accumulated losses                                                                             (86,603,400)    (85,101,002)
                                                                                                  ------------    ------------
      Total partners' deficit                                                                      (36,844,964)    (35,342,566)
                                                                                                  ------------    ------------
      Total liabilities and partners' deficit                                                     $ 33,480,113    $ 33,316,410
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              AND ACCUMULATED LOSSES
                                   (Unaudited)

                                                                 For the three months ended         For the nine months ended
                                                                        September 30,                      September 30,
                                                                ----------------------------      ----------------------------
                                                                    1999            1998              1999            1998
                                                                ------------    ------------      ------------    ------------
Share of income from partnerships                               $    751,942    $  1,979,527      $  1,607,522    $  7,057,309
                                                                ------------    ------------      ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income                                        129,054         152,509           372,568         380,504
                                                                ------------    ------------      ------------    ------------
  Expenses:
    Interest                                                         864,994       1,906,547         2,946,611       5,843,448
    Management fee                                                    75,000          75,000           225,000         225,000
    General and administrative                                        58,776          52,943           199,367         158,324
    Extension fee                                                    150,000              --           150,000              --
    Professional fees                                                 32,372          21,671            83,015          77,490
    Amortization of deferred costs                                    15,183          15,543            46,269          47,195
                                                                ------------    ------------      ------------    ------------
                                                                   1,196,325       2,071,704         3,650,262       6,351,457
                                                                ------------    ------------      ------------    ------------
     Total other revenue and expenses                             (1,067,271)     (1,919,195)       (3,277,694)     (5,970,953)
                                                                ------------    ------------      ------------    ------------

(Loss) income before gain on disposition of
  investment in partnership                                         (315,329)         60,332        (1,670,172)      1,086,356

Loss on disposition of investments in partnerships                        --              --                --        (221,727)
                                                                ------------    ------------      ------------    ------------

(Loss) income before extraordinary gain from
  extinguishment of debt                                            (315,329)         60,332        (1,670,172)        864,629

Extraordinary gain from extinguishment of debt                            --              --           167,774              --
                                                                ------------    ------------      ------------    ------------

Net (loss) income                                                   (315,329)         60,332        (1,502,398)        864,629

Accumulated losses, beginning of period                          (86,288,071)    (83,446,705)      (85,101,002)    (84,251,002)
                                                                ------------    ------------      ------------    ------------

Accumulated losses, end of period                               $(86,603,400)   $(83,386,373)     $(86,603,400)   $(83,386,373)
                                                                ============    ============      ============    ============

                                 (Continued)

                  The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     AND ACCUMULATED LOSSES - Continued
                                  (Unaudited)

                                                                 For the three months ended         For the nine months ended
                                                                        September 30,                      September 30,
                                                                ----------------------------      ----------------------------
                                                                    1999            1998              1999            1998
                                                                ------------    ------------      ------------    ------------
Net (loss) income allocated to General Partners (1.51%)         $     (4,762)   $        911      $    (22,686)   $     13,056
                                                                ============    ============      ============    ============
Net (loss) income allocated to Initial and Special
  Limited Partners (1.49%)                                      $     (4,698)   $        899      $    (22,386)   $     12,883
                                                                ============    ============      ============    ============

Net (loss) income allocated to Additional Limited
 Partners (97%)                                                 $   (305,869)   $     58,522      $ (1,457,326)   $    838,690
                                                                ============    ============      ============    ============
Net (loss) income per unit of Additional Limited
  Partner Interest based on 60,000 units outstanding            $      (5.10)   $       0.98      $     (24.29)   $      13.98
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                   For the nine months ended
                                                                                                          September 30,
                                                                                                 ----------------------------
                                                                                                     1999            1998
                                                                                                 ------------    ------------
Cash flows from operating activities:
  Net (loss) income                                                                              $ (1,502,398)   $    864,629

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships                                                              (1,607,522)     (7,057,309)
    Amortization of deferred costs                                                                     46,269          47,195
    Amortization of discount on purchase money notes                                                  351,751       3,029,482
    Loss on disposition of investments in partnerships                                                     --         221,727
    Extraordinary gain from extinguishment of debt                                                   (167,774)             --

    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                               5,982         (16,406)
      Increase in accrued interest payable                                                          2,594,860       2,819,485
      Payment of purchase money note interest                                                        (353,766)       (447,575)
      Increase in accounts payable and accrued expenses                                                11,030          19,652
      Decrease in consulting fees payable to related parties                                               --         (42,500)
                                                                                                 ------------    ------------

        Net cash used in operating activities                                                        (621,568)       (561,620)
                                                                                                 ------------    ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                          968,969       6,778,865
  Proceeds from disposition of investments in partnerships                                                 --         165,402
                                                                                                 ------------    ------------
        Net cash provided by investing activities                                                     968,969       6,944,267
                                                                                                 ------------    ------------
Cash flows from financing activities:
  Payment of purchase money note principal                                                           (400,000)             --
  Payoff of purchase money notes and related interest                                                (370,000)     (3,177,605)
  Release of investment held in escrow                                                                100,000              --
                                                                                                 ------------    ------------
        Net cash used in financing activities                                                        (670,000)     (3,177,605)
                                                                                                 ------------    ------------
Net (decrease) increase in cash and cash equivalents                                                 (322,599)      3,205,042

Cash and cash equivalents, beginning of period                                                     10,804,306       8,268,903
                                                                                                 ------------    ------------
Cash and cash equivalents, end of period                                                         $ 10,481,707    $ 11,473,945
                                                                                                 ============    ============

                                   (Continued)

                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                 CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                    (Unaudited)

                                                                                                   For the nine months ended
                                                                                                          September 30,
                                                                                                 ----------------------------
                                                                                                     1999            1998
                                                                                                 ------------    ------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                       $    353,766    $    964,661
                                                                                                 ============    ============

  Noncash financing activity:
    Transfer of accrued interest payable to due on investment in partnerships                    $  1,846,067    $         --
                                                                                                 ============    ============



































                  The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of September 30, 1999, and the results of its operations for the three and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the interim period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in Partnerships
     ----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $24,923,388 (exclusive of unamortized discount on purchase money notes of $221,713) plus accrued interest of $45,317,003 as of September 30, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amount of $1,700,000, which originally matured on December 31, 1997, have been extended until January 31, 2001. Purchase money notes in the aggregate principal amount of $364,481 matured January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the original aggregate principal amount of $1,760,000 matured on January 1, 1999 and were extended to January 1, 2004. Purchase money notes in the aggregate principal amount of $900,000 matured on January 1, 1999 and the parties are in the process of negotiating an extension of these notes until January 1, 2004. Purchase money notes in the aggregate principal amounts of $5,280,000 and $5,290,000 matured in January and February, 1999, respectively, and were not paid or extended. Purchase money notes in the original aggregate principal amount of $775,000 matured on January 1, 1999, were partially paid, and have been extended to January 1, 2002. Purchase money notes in the original aggregate principal amount of $1,275,000 matured on January 1, 1999, and have been extended to June 30, 2000. Purchase money notes in the aggregate principal amount of $734,500 matured on August 1, 1999 and have been extended until January 3, 2000.
Purchase money notes in the aggregate principal amount of $850,000 matured on

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

June 30, 1999 and have not been paid or extended. Purchase money notes in the aggregate principal amount of $1,365,000 matured on October 1, 1999 and have not been paid or extended. The remaining purchase money notes mature during 2002 through 2015.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. See further discussion of certain purchase money notes, below.

     The following chart presents information related to purchase money notes which have matured or are scheduled to mature through September 30, 2000, and which remain unpaid or unextended as of November 15, 1999. Excluded from the following chart are purchase money notes which matured through September 30, 1999, and which have been paid off or extended on or before November 15, 1999.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                            Carrying Amount
                                            of Partnership's
                                             Investment in                 Aggregate                Aggregate
                                            and Advances to                Principal                 Accrued
                   Number of                Underlying Local                Balance                  Interest
    Purchase       Underlying               Partnerships as                  as of                 Balance as of
   Money Note        Local      Percentage    of September    Percentage    September  Percentage    September      Percentage
 (PMN) Maturity   Partnerships   of Total       30, 1999       of Total     30, 1999    of Total     30, 1999        of Total
----------------  ------------  ----------  ----------------  ----------  -----------  ----------  -------------    ----------
1st Quarter 1999        7            23%     $     5,132,423       23%    $11,345,000        46%   $  23,514,989         52%
2nd Quarter 1999        1             3%           1,393,301        6%        850,000         3%       1,626,535          4%
4th Quarter 1999        3            10%           1,784,338        8%      1,365,000         5%       2,427,556          5%
1st Quarter 2000        1             3%           1,263,818        6%        734,500         3%       1,380,478          3%
2nd Quarter 2000        1             3%           4,885,512       22%      1,275,000         5%       3,450,291          8%
                     ----         -----      ---------------    -----     -----------     -----    -------------      -----
Total through
  9/30/2000            13            42%     $    14,459,392       65%    $15,569,500        62%   $  32,399,849         72%
                     ====         =====      ===============    =====     ===========     =====    =============      =====

Total, Local
  Partnerships         31           100%     $    22,096,720      100%    $24,923,388       100%   $  45,317,003        100%
                     ====         =====      ===============    =====     ===========     =====    =============      =====


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful. Based on discussions with the holders of purchase money notes maturing through September 30, 2000, the Managing General Partner can state that, in certain instances, the noteholders do not appear to be willing to negotiate any extension or discounted payoff. In such instances, upon maturity of the purchase money notes, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Of the 31 Local Partnerships in which the Partnership is invested as of both September 30, 1999 and December 31, 1998, the 13 Local Partnerships with associated purchase money notes which mature through September 30, 2000 and which remain unpaid or unextended as of November 15, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.



                          Percentage of Total      Partnership's Share of
    For the Nine Month   Distributions Received         Income from
      Periods Ending     from Local Partnerships     Local Partnerships
    ------------------   -----------------------   ----------------------
    September 30, 1999             22%                  $1,117,514
    September 30, 1998              4%                   1,044,457



     Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30, 1999 was $864,994 and $2,946,611, respectively, and $1,906,547 and $5,843,448 for the three and nine months ended September 30, 1998, respectively. Amortization of discount on purchase money notes increased interest expense during the three and nine months ended September 30, 1999 by $5,536 and $351,751, respectively, and $980,587 and $3,029,482 for the three and nine months ended September 30, 1998, respectively. The accrued interest payable on the purchase money notes of $45,317,003 and $45,095,269 as of September 30, 1999 and December 31, 1998, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                 Audubon Towers
                                 --------------

     The Partnership defaulted on the purchase money note related to Audubon Towers Limited Partnership (Audubon Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,275,000 and $3,272,276, respectively. In August 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to June 30, 2000, in exchange for payment of a fee not applicable to the note balance. The maturity date may be further extended through January 2, 2003, in the event certain additional payments are made. Under the extension agreement, documents transferring the Partnership's interest in Audubon Towers to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note at final maturity.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                  Bartley Manor
                                  -------------

     The Partnership defaulted on its purchase money notes related to Bartley Manor Limited Partnership (Bartley Manor) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $700,000 and $1,251,722, respectively. As of November 15, 1999, principal and accrued interest of $700,000 and $1,263,673, respectively, were due. The Partnership is currently negotiating with the holders of the purchase money notes to either pay off the purchase money notes at a discount or, at the noteholders' option, to sell the Partnership's interest in the Local Partnership to the noteholders for the full principal and accrued interest outstanding at the time of the exercise of the option. There is no assurance that any agreement will be obtained.

                                  College Park
                                  ------------

     The Partnership defaulted on its purchase money notes related to College Park Limited (College Park) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $880,000 and $1,622,642, respectively. As of November 15, 1999, aggregate principal and accrued interest of $880,000 and $1,762,754, respectively, were due. The Partnership attempted to negotiate with the noteholder of record to extend the maturity dates of the purchase money notes for five years, but received no response. In March 1999, the Partnership received notice of a collection action on the purchase money notes by two individuals who claimed to be the noteholders. The Partnership retained local counsel to defend the lawsuit. On July 26, 1999, the Partnership received notice that the plaintiffs moved to dismiss their lawsuit. On September 7, 1999, the Partnership received notice that a new collection action had been filed in the proper jurisdiction of Mississippi. The purported noteholders have indicated that they will not agree to settle the action.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                   Glen Agnes
                                   ----------

     The Partnership defaulted on its purchase money note related to Glen Agnes Associates (Glen Agnes) on June 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $850,000 and $1,597,852, respectively. As of November 15, 1999, principal and accrued interest of $850,000 and $1,640,716, respectively, were due. The Partnership is currently negotiating with the noteholder for the noteholder to purchase the Partnership's interest in the Local Partnership. There is no assurance that an agreement will be obtained.

                                  Greeley Manor
                                  -------------

     The Partnership defaulted on its purchase money note related to Greeley Manor Company (Greeley Manor) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $734,500 and $1,365,808, respectively. On October 15, 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to January 3, 2000, in exchange for a partial principal payment. Under the extension agreement, documents transferring the Partnership's interest in Greeley Manor to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note on or before January 3, 2000.

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on the purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amounts included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of November 15, 1999, principal and accrued interest of $2,600,000 and $4,605,774, respectively, for Heritage Estates I, and $1,800,000 and $2,893,814, respectively, for Heritage Estates II were due. The Managing General Partner is currently exploring options to refinance the properties' first mortgage loans and to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates
II.  There is no assurance that refinancings or extensions will be obtained.

                                 Highland Manor
                                 --------------

     The Partnership and the holders of the purchase money notes (in the original principal amount of $1,760,000) related to Highland Manor, Limited (Highland Manor) have extended the maturity date thereof from January 1, 1999 to January 1, 2004, subject to the noteholders' right to accelerate the maturity date upon nine months' notice. The purchase money notes, as extended, are in

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

the aggregate principal amount of $3,606,067. In connection with the extension, in addition to the payments required to be made to the noteholders by the Partnership from cash flow distributions from Highland Manor, the Partnership agreed to make annual payments to the noteholders on January 15th of each calendar year commencing January 15, 2000. On October 23, 1998, the Partnership made a payment of interest, which was held in escrow, along with the purchase money note modification documents, until January 1999, at which time the funds were released to the noteholders. This payment has been, and subsequent payments will be, applied first as payment of accrued interest, and thereafter to principal.

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

                                 Meadow Lanes II
                                 ---------------

     The Partnership defaulted on its purchase money note related to Meadow Lanes II Limited Dividend Housing Associates (Meadow Lanes II) on February 28, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $650,000 and $1,250,201, respectively. As of November 15, 1999, principal and accrued interest of $650,000 and $1,314,317, respectively, were due. The Partnership is currently attempting to negotiate with the noteholder to extend the maturity date of the purchase money note. There is no assurance that an extension will be obtained.

                                 Tyee Apartments
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Tyee Associates (Tyee Apartments) on February 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,305,000 and $3,312,902, respectively. As of November 15, 1999, aggregate principal and accrued interest of $1,305,000 and $3,503,100 were due. As of November 15, 1999, the parties are negotiating a discounted payoff of these purchase money notes. Additionally, the local managing general partner has received an offer for the purchase of the property. There is no assurance that a negotiated discounted payoff of the purchase money notes or a sale of the property will occur.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of November 15, 1999, principal and accrued interest of $775,000 and $1,819,482 were due. The Managing General Partner has reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is awaiting execution of the related documents. There is no assurance that an extension of the maturity date will be finalized.

                                  Village Green
                                  -------------

     The Partnership defaulted on its purchase money notes related to Village Green of Wisconsin Limited (Village Green) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $275,000 and $497,807, respectively. As of November 15, 1999, principal and accrued interest of $275,000 and $502,502, respectively, were due. The Partnership is currently negotiating with the holders of the purchase money notes to pay off the purchase money notes at a discount. There is no assurance that a negotiated discounted payoff of the purchase money notes will be obtained.

                                 Village Square
                                 --------------

     The Partnership defaulted on its purchase money notes related to Village Square Limited Partnership (Village Square) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $390,000 and $678,156, respectively. As of November 15, 1999, principal and accrued interest of $390,000 and $684,815, respectively, were due. The Partnership is currently negotiating with the holders of the purchase money notes to pay off the purchase money notes at a discount. There is no assurance that a negotiated discounted payoff of the purchase money notes will be obtained.

                               Winchester Gardens
                               ------------------

     The Partnership defaulted on its purchase money notes related to Winchester Gardens on December 31, 1997 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,700,000 and $2,995,648, respectively. On April 7, 1998, the Partnership was served with a complaint by the holders of the purchase money notes suing the Partnership, the Managing General Partner and C.R.H.C., Incorporated (C.R.H.C. is an affiliate of the Managing General Partner), for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which extended the maturity date of the purchase money notes to January 31, 2001. In connection with this settlement, the Partnership

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

granted the noteholders an option during the period January 1, 2000 through September 30, 2000 to purchase the Partnership's and C.R.H.C.'s interests in the Local Partnership for an amount equal to the outstanding principal balance of the purchase money notes plus accrued interest. The option is void if the purchase money notes and accrued interest are retired prior to exercise of the option.

                                Woodside Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Woodside Village on February 1, 1999 when the notes matured and were not paid. The default amounts included aggregate principal and accrued interest of $3,335,000 and $7,407,102, respectively. As of November 15, 1999, aggregate principal and accrued interest of $3,335,000 and $7,829,428, respectively, were due. The Partnership received a notice of default from someone who claimed to be the current noteholder of the smaller note, but the original noteholder initially disputed the validity of her claim. The Partnership received a Notice of Default and U.C.C. Foreclosure of Security Interest on May 10, 1999 with respect to a scheduled sale of 20% of the Partnership's limited partner interest in Woodside Village on June 15, 1999. The Partnership has not received any confirmation that the sale actually took place. The Partnership continues to negotiate a discounted payoff with the first and second noteholders. Additionally, the local managing general partner has received an offer for the purchase of the property. There is no assurance that a negotiated discounted payoff of the purchase money notes or a sale of the property will occur.

b.   Property matters
     ----------------

                                Arboretum Village
                                -----------------

     On April 30, 1998, the local managing general partner of Arboretum Villages Limited Partnership (Arboretum Village) refinanced the loan secured by a first mortgage on the property owned by Arboretum Village. A portion of the refinancing proceeds was used to pay in full the Partnership's purchase money note obligation totaling $774,325 related to this property. Additionally, the Partnership received $2,670,000 later in 1998 as additional proceeds from the refinancing. The proceeds received by the Partnership (including the proceeds paid to the noteholders) were in excess of the Partnership's basis in Arboretum Village by approximately $3.4 million, and are included in share of income from partnerships at September 30, 1998.

                                    O'Farrell
                                    ---------

     The local managing general partner of O'Farrell Towers Associates (O'Farrell) has received an offer for the purchase of the property, and the parties have executed a sales contract dated as of October 8, 1999, with a projected closing date in December, 1999. Proceeds received by the Partnership from the sale of this property would be used to pay off, at a discount, the

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

purchase money notes related to O'Farrell. The contract is subject to customary contingencies. Accordingly, there is no assurance that a sale or the payoff of the purchase money notes will occur. In the event of a sale of this property, the Partnership's investment in and advances to partnerships would be reduced accordingly. Of the 31 Local Partnerships in which the Partnership had invested as of September 30, 1999 and December 31, 1998, O'Farrell represented approximately 0% and 0%, respectively, of the total investment in and advances to partnerships. For the nine months ended September 30, 1999 and 1998, distributions from O'Farrell represented approximately 3% and 1%, respectively, of total distributions from Local Partnerships. The Partnership's share of income from O'Farrell was $0 and $0 for the three and nine months ended September 30, 1999, respectively, and $0 and $0 for the three and nine months ended September 30, 1998, respectively.

     Due to the impending and likely sale of the property related to the Partnership's investment in O'Farrell, the net unamortized amounts of acquisition fees and property purchase costs related to O'Farrell, which totaled $22,841, have been reclassified to investment in partnership held for sale in the accompanying balance sheet at September 30, 1999.

                             Rolling Green - Milford
                             -----------------------

     The Managing General Partner successfully negotiated an extension of the maturity date of the purchase money notes related to Roberts Milford Associates (Rolling Green) to February 28, 2001. These notes have an aggregate original principal amount of $2,250,000; the maturity date had been August 31, 1998. Pursuant to the agreement, the maturity date was further extended to August 31, 2003 because the Local Partnership refinanced its mortgage loan prior to the expiration of the first extension. This was a contingency which was outlined in the original purchase money note modification agreement. The refinancing of the property's mortgage loan closed on July 31, 1998. The Partnership's share of the refinancing proceeds, which was $1,525,000, was applied against the purchase money note principal. These proceeds were in excess of the Partnership's basis in Rolling Green and were included in share of income from partnerships during the three and nine months ended September 30, 1998.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 31 Local Partnerships in which the Partnership is invested as of both September 30, 1999 and 1998, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                       COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       For the three months ended          For the nine months ended
                                              September 30,                       September 30,
                                      ----------------------------       ----------------------------
                                          1999            1998               1999            1998
                                      ------------    ------------       ------------    ------------
Revenue:
  Rental                              $  7,650,941    $  7,223,759       $ 22,505,501    $ 22,136,359
  Other                                    424,233         314,772          1,123,714       1,097,907
                                      ------------    ------------       ------------    ------------
    Total revenue                        8,075,174       7,538,531         23,629,215      23,234,266
                                      ------------    ------------       ------------    ------------

Expenses:
  Operating                              4,503,329       4,129,003         13,554,437      13,160,372
  Interest                               1,776,275       1,782,734          5,328,844       5,347,933
  Depreciation and amortization          1,329,734       1,295,839          3,989,216       3,886,353
                                      ------------    ------------       ------------    ------------
    Total expenses                       7,609,338       7,207,576         22,872,497      22,394,658
                                      ------------    ------------       ------------    ------------
Net income                            $    465,836    $    330,955       $    756,718    $    839,608
                                      ============    ============       ============    ============

     As of both September 30, 1999 and December 31, 1998, the Partnership's share of cumulative losses to date for nine of the 31 Local Partnerships exceeded the amount of the Partnership's investments in these Local Partnerships by $9,941,083 and $9,089,320, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 HAP contracts with rents at less than 100% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the case of Section 8 HAP contracts with rents that exceeded 100% of fair market rents, these contracts could be renewed for one year, but these rents were reduced to 100% of fair market rents (Mark-to-Market). As of the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration (FHA), were subject to the Mark-to-Market legislation.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

     Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses.
Each affected property will undergo debt restructuring according to terms determined by an individual property and operations evaluation. This will involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan will be converted to a non-performing but accruing (soft) second mortgage loan.

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

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued


                                                            Units            Original          Renewed
                                                        Authorized for     Expiration of     Expiration of
                                        Number of      Rental Assistance     Section 8         Section 8
     Property                          Rental Units     Under Section 8    HAP Contract      HAP Contract
     --------                          ------------    -----------------   -------------    --------------
     Bartley Manor                          70                 69             07/31/98        05/31/00
     Briar Crest I                          53                 53             06/30/98        06/30/00
     Briar Crest II                         49                 49             06/30/98        06/30/00
     Briar Hills                            50                 33             09/30/98        09/30/00
     Greeley Manor                         128                119             11/01/98        03/30/00
     Highland Manor                        111                111             02/08/98           (1)
     Indian Hills Townhouses                40                 24             09/30/98        09/30/00
     Lakewood Apartments                    50                 50             08/01/99        07/31/00
     Tyee Apartments                       100                 56             07/31/98        11/30/03
     Village Green                          36                 36             09/30/98        04/30/00
     Village Square                         48                 48             09/30/98        04/30/00
     Winchester Gardens Apartments         206                202             08/31/98        09/30/00
     Woodside Village                      180                114             08/31/98        09/30/00
                                         -----                ---
          Total                          1,121                964
                                         =====                ===


(1) This property entered the Mark-to-Market program in May 1998. The Section 8 HAP contract will be renewed annually.

     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships and the resulting impact on the Partnership at this time.

     There is a new HUD-sponsored initiative known as the Emergency Initiative to Preserve Below-Market Project Based Section 8 Multifamily Housing Stock ("Mark-up-to-Market"). Under this initiative, properties with expiring Section 8 contracts which are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties with subsidized FHA loans, the market rents are reduced to take into account the benefits the property is already receiving from the below-market rate interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this initiative is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 contract with

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to-Market program will receive a waiver from the cash flow restriction imposed on the property by the limited dividend limitation.


4.   RELATED-PARTY TRANSACTIONS

      In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $36,915 and $150,355 for the three and nine months ended September 30, 1999, respectively and $31,963 and $110,415 for the three and nine months ended September 30, 1998, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 and $225,000 for the three and nine months ended September 30, 1999, respectively, and like amounts for the three and nine months ended September 30, 1998, respectively.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     Capital Realty Investors-III Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

                                     General
                                     -------

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 contracts with rents at less than 100% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the case of Section 8 HAP contracts with rents that exceeded 100% of fair market rents, these contracts could be renewed for one year, but these rents will be reduced to 100% of fair market rents (Mark-to-Market). At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration (FHA), were subject to the Mark-to-Market legislation.

     Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses.
Each affected property will undergo debt restructuring according to terms determined by an individual property and operations evaluation. This will involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan will be converted to a non-performing but accruing (soft) second mortgage loan.

     In many instances, the Mark-to-Market rental rate restructuring may require the write down of an FHA-insured mortgage loan, which would trigger cancellation of indebtedness income to the partners, a taxable event, even though no actual cash is received. Additionally, if the existing first mortgage loan is bifurcated into a second mortgage loan, the newly created second mortgage loan

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

will accrue interest at a below-market rate; however, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest will not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time.

     There is a new HUD-sponsored initiative known as the Emergency Initiative to Preserve Below-Market Project Based Section 8 Multifamily Housing Stock ("Mark-up-to-Market"). Under this initiative, properties with expiring Section 8 contracts which are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties with subsidized FHA loans, the market rents are reduced to take into account the benefits the property is already receiving from the below-market rate interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this initiative is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to-Market program will receive a waiver from the cash flow restriction imposed on the property by the limited dividend limitation.

     The Managing General Partner is considering new strategies to deal with the ever changing environment of affordable housing policy. The Section 236 and
Section 221(d)(3) mortgage loans may be eligible for pre-payment in their 18th year or later. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are few lenders that will provide financing either to prepay existing mortgage loans of these types or provide additional funds to allow a property to convert to market-rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $10,481,707 ($169.45 per Additional Limited Partner unit) and $10,804,306 ($174.67 per Additional Limited Partner unit) as of September 30, 1999 and December 31, 1998, respectively, along with anticipated future cash distributions from the Local Partnerships, are expected to be adequate to meet its current and anticipated operating cash needs. However, as the discussion below indicates, the upcoming maturity of many of the Partnership's purchase money notes could put a strain on the liquidity of the Partnership. As of November 15, 1999 there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $24,923,388 (exclusive of unamortized discount on purchase money notes of $221,713) plus accrued interest of $45,317,003 as of September 30, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amount of $1,700,000, which originally matured on December 31, 1997, have been extended until January 31, 2001. Purchase money notes in the aggregate principal amount of $364,481 matured January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the original aggregate principal amount of $1,760,000 matured on January 1, 1999 and were extended to January 1, 2004. Purchase money notes in the aggregate principal amount of $900,000 matured on January 1, 1999 and the parties are in the process of negotiating an extension of these notes until January 1, 2004. Purchase money notes in the aggregate principal amounts of $5,280,000 and $5,290,000 matured in January and February, 1999, respectively, and were not paid or extended. Purchase money notes in the original aggregate principal amount of $775,000 matured on January 1, 1999, were partially paid, and have been extended to January 1, 2002. Purchase money notes in the original aggregate principal amount of $1,275,000 matured on January 1, 1999, and have been extended to June 30, 2000. Purchase money notes in the aggregate principal amount of $734,500 matured on August 1, 1999 and have been extended until January 3, 2000.
Purchase money notes in the aggregate principal amount of $850,000 matured on June 30, 1999 and have not been paid or extended. Purchase money notes in the aggregate principal amount of $1,365,000 matured on October 1, 1999 and have not been paid or extended. The remaining purchase money notes mature during 2002 through 2015. See the notes to the consolidated financial statements for additional information concerning these purchase money notes.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. See further discussions of certain purchase money notes in the notes to the consolidated financial statements.

     The following chart presents information related to purchase money notes which have matured or are scheduled to mature through September 30, 2000, and which remain unpaid or unextended as of November 15, 1999. Excluded from the following chart are purchase money notes which matured through September 30, 1999, and which have been paid off or extended on or before November 15, 1999.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                            Carrying Amount
                                            of Partnership's
                                             Investment in                 Aggregate                Aggregate
                                            and Advances to                Principal                 Accrued
                   Number of                Underlying Local                Balance                  Interest
    Purchase       Underlying               Partnerships as                  as of                 Balance as of
   Money Note        Local      Percentage    of September    Percentage    September  Percentage    September      Percentage
 (PMN) Maturity   Partnerships   of Total       30, 1999       of Total     30, 1999    of Total     30, 1999        of Total
----------------  ------------  ----------  ----------------  ----------  -----------  ----------  -------------    ----------
1st Quarter 1999        7            23%     $     5,132,423       23%    $11,345,000        46%   $  23,514,989         52%
2nd Quarter 1999        1             3%           1,393,301        6%        850,000         3%       1,626,535          4%
4th Quarter 1999        3            10%           1,784,338        8%      1,365,000         5%       2,427,556          5%
1st Quarter 2000        1             3%           1,263,818        6%        734,500         3%       1,380,478          3%
2nd Quarter 2000        1             3%           4,885,512       22%      1,275,000         5%       3,450,291          8%
                     ----         -----      ---------------    -----     -----------     -----    -------------      -----
Total through
  9/30/2000            13            42%     $    14,459,392       65%    $15,569,500        62%   $  32,399,849         72%
                     ====         =====      ===============    =====     ===========     =====    =============      =====

Total, Local
  Partnerships         31           100%     $    22,096,720      100%    $24,923,388       100%   $  45,317,003        100%
                     ====         =====      ===============    =====     ===========     =====    =============      =====


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful. Based on discussions with the holders of purchase money notes maturing through September 30, 2000, the Managing General Partner can state that, in certain instances, the noteholders do not appear to be willing to negotiate any extension or discounted payoff. In such instances, upon maturity of the purchase money notes, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 31 Local Partnerships in which the Partnership is invested as of both September 30, 1999 and December 31, 1998, the 13 Local Partnerships with associated purchase money notes which mature through September 30, 2000 and which remain unpaid or unextended as of November 15, 1999, represent the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.



                            Percentage of Total      Partnership's Share of
     For the Nine Month    Distributions Received         Income from
       Periods Ending      from Local Partnerships     Local Partnerships
     ------------------    -----------------------   ----------------------
     September 30, 1999              22%                  $1,117,514
     September 30, 1998               4%                   1,044,457



     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1999 and 1998, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the nine months ended September 30, 1999 primarily due to cash used for the discounted payoff of a purchase money note, and for the partial paydown of two purchase money notes, as discussed in the notes to the consolidated financial statements.

     The Partnership made a cash distribution of $600,000 ($10.00 per Additional Limited Partner unit) to the Additional Limited Partners from cash resources accumulated from operations and distributions from partnerships on November 12, 1999, to holders of record as of October 1, 1999. The Managing General Partner intends to retain all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.


                              Results of Operations
                              ---------------------

     The Partnership recognized a net loss for the three months ended September 30, 1999, as compared to net income during the corresponding period in 1998, primarily due to a decrease in share of income from partnerships related to the receipt of proceeds from the refinancing of the loan secured by the first mortgage on Rolling Green - Milford in July 1998, as discussed in the notes to the consolidated financial statements, and an extension fee incurred during 1999 related to one of the purchase money note extensions. Contributing to the loss were a decrease in interest income due to decreased cash and cash equivalent balances, an increase in professional fees due to increased audit fees, and an increase in general and administrative expenses due to higher reimbursed payroll costs. Offsetting the Partnership's net loss was a decrease in interest expense due to less amortization of discount on purchase money notes during 1999.

     The Partnership recognized a net loss for the nine months ended September 30, 1999, as compared to net income during the corresponding period in 1998, primarily due to a decrease in share of income from partnerships related to the receipt of proceeds from the refinancings of the loans secured by first

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

mortgages on Arboretum Village and Rolling Green - Milford in April 1998 and July 1998, respectively. Contributing to the loss was an extension fee and an increase in general and administrative expenses, both as discussed above. Offsetting the Partnership's net loss were a decrease in interest expense, as discussed above, a loss on disposition of investment in partnership related to the sale of the Partnership's investment in K-S Apartments (Southmoor) in June 1998, and an extraordinary gain from extinguishment of debt as a result of the discounted payoff of a purchase money note related to Eufaula Apartments Limited (Lakewood Apartments) in February, 1999.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1999 did not include losses of $283,924 and $851,763, respectively, compared to excluded losses of $126,267 and $373,054, respectively, for the three and nine months ended September 30, 1998.

     No other significant changes in the Partnership's operations have taken place during this period.

                            Year 2000 Computer Issue
                            ------------------------

     The Year 2000 ("Y2K") computer issue refers to the inability of many computer systems in use today to recognize "00" in the date field as the year 2000 and to recognize the year 2000 as a leap year. The Y2K problem arose because, for many years, computer software programs, including programs embedded in hardware, utilized only the last two digits to specify the year with the assumption that the first two digits were "19." As a result, such programs may not be able to recognize and process dates beyond 1999; rather, they may recognize and process "00," "01," "02,", etc., incorrectly as 1900, 1901, 1902, instead of as 2000, 2001, 2002. In the opinion of computer experts, this could cause such programs to create erroneous results, malfunction, or fail completely unless corrective measures are taken.

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

systems has begun and completion is expected by December 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers, to verify their Y2K compliance, with completion expected by December 1999. The Testing Phase, which includes testing of internal applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                                 Audubon Towers
                                 --------------

     The Partnership defaulted on the purchase money note related to Audubon Towers Limited Partnership (Audubon Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,275,000 and $3,272,276, respectively. In August 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to June 30, 2000, in exchange for payment of a fee not applicable to the note balance. The maturity date may be further extended through January 2, 2003, in the event certain additional payments are made. Under the extension agreement, documents transferring the Partnership's interest in Audubon Towers to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note at final maturity.

                                  Bartley Manor
                                  -------------

     The Partnership defaulted on its purchase money notes related to Bartley Manor Limited Partnership (Bartley Manor) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $700,000 and $1,251,722, respectively. As of November 15, 1999, principal and accrued interest of $700,000 and $1,263,673, respectively, were due. The Partnership is currently negotiating with the holders of the purchase money notes to either pay off the purchase money notes at a discount or, at the noteholders' option, to sell the Partnership's interest in the Local Partnership to the noteholders for the full principal and accrued interest outstanding at the time of the exercise of the option. There is no assurance that any agreement will be obtained.

                                  College Park
                                  ------------

     The Partnership defaulted on its purchase money notes related to College Park Limited (College Park) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $880,000 and $1,622,642, respectively. As of November 15, 1999, aggregate principal and accrued interest of $880,000 and $1,762,754, respectively, were due. The Partnership attempted to negotiate with the noteholder of record to extend the maturity dates of the purchase money notes for five years, but received no response. In March 1999, the Partnership received notice of a collection action on the purchase money notes by two individuals who claimed to be the noteholders. The Partnership retained local counsel to defend the lawsuit. On July 26, 1999, the Partnership received notice that the plaintiffs moved to dismiss their lawsuit. On September 7, 1999, the Partnership received notice that a new collection action had been filed in the proper jurisdiction of Mississippi. The purported noteholders have indicated that they will not agree to settle the action.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

                                   Glen Agnes
                                   ----------

     The Partnership defaulted on its purchase money note related to Glen Agnes Associates (Glen Agnes) on June 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $850,000 and $1,597,852, respectively. As of November 15, 1999, principal and accrued interest of $850,000 and $1,640,716, respectively, were due. The Partnership is currently negotiating with the noteholder for the noteholder to purchase the Partnership's interest in the Local Partnership. There is no assurance that an agreement will be obtained.

                                  Greeley Manor
                                  -------------

     The Partnership defaulted on its purchase money note related to Greeley Manor Company (Greeley Manor) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $734,500 and $1,365,808, respectively. On October 15, 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to January 3, 2000, in exchange for a partial principal payment. Under the extension agreement, documents transferring the Partnership's interest in Greeley Manor to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note on or before January 3, 2000.

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on the purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amounts included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of November 15, 1999, principal and accrued interest of $2,600,000 and $4,605,774, respectively, for Heritage Estates I, and $1,800,000 and $2,893,814, respectively, for Heritage Estates II were due. The Managing General Partner is currently exploring options to refinance the properties' first mortgage loans and to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates
II.  There is no assurance that refinancings or extensions will be obtained.

                                 Meadow Lanes II
                                 ---------------

     The Partnership defaulted on its purchase money note related to Meadow Lanes II Limited Dividend Housing Associates (Meadow Lanes II) on February 28, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $650,000 and $1,250,201, respectively. As of November 15, 1999, principal and accrued interest of $650,000 and $1,314,317, respectively, were due. The Partnership is currently attempting to negotiate with the noteholder to extend the maturity date of the purchase money note. There is no assurance that an extension will be obtained.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

                                 Tyee Apartments
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Tyee Associates (Tyee Apartments) on February 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,305,000 and $3,312,902, respectively. As of November 15, 1999, aggregate principal and accrued interest of $1,305,000 and $3,503,100 were due. As of November 15, 1999, the parties are negotiating a discounted payoff of these purchase money notes. Additionally, the local managing general partner has received an offer for the purchase of the property. There is no assurance that a negotiated discounted payoff of the purchase money notes or a sale of the property will occur.

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of November 15, 1999, principal and accrued interest of $775,000 and $1,819,482 were due. The Managing General Partner has reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is awaiting execution of the related documents. There is no assurance that an extension of the maturity date will be finalized.

                                  Village Green
                                  -------------

     The Partnership defaulted on its purchase money notes related to Village Green of Wisconsin Limited (Village Green) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $275,000 and $497,807, respectively. As of November 15, 1999, principal and accrued interest of $275,000 and $502,502, respectively, were due. The Partnership is currently negotiating with the holders of the purchase money notes to pay off the purchase money notes at a discount. There is no assurance that a negotiated discounted payoff of the purchase money notes will be obtained.

                                 Village Square
                                 --------------

     The Partnership defaulted on its purchase money notes related to Village Square Limited Partnership (Village Square) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $390,000 and $678,156, respectively. As of November 15, 1999, principal and accrued interest of $390,000 and $684,815, respectively, were due. The Partnership is currently negotiating with the holders of the purchase money notes to pay off the purchase money notes at a discount. There is no assurance that a negotiated discounted payoff of the purchase money notes will be obtained.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

                                Woodside Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Woodside Village on February 1, 1999 when the notes matured and were not paid. The default amounts included aggregate principal and accrued interest of $3,335,000 and $7,407,102, respectively. As of November 15, 1999, aggregate principal and accrued interest of $3,335,000 and $7,829,428, respectively, were due. The Partnership received a notice of default from someone who claimed to be the current noteholder of the smaller note, but the original noteholder initially disputed the validity of her claim. The Partnership received a Notice of Default and U.C.C. Foreclosure of Security Interest on May 10, 1999 with respect to a scheduled sale of 20% of the Partnership's limited partner interest in Woodside Village on June 15, 1999. The Partnership has not received any confirmation that the sale actually took place. The Partnership continues to negotiate a discounted payoff with the first and second noteholders. Additionally, the local managing general partner has received an offer for the purchase of the property. There is no assurance that a negotiated discounted payoff of the purchase money notes or a sale of the property will occur.


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

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1999.

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



November 15, 1999            by: /s/ Michael J. Tuszka
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