Form 10KSB
period 1999-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2000-03-28
CIK 722833

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1999
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

                          LIMITED PARTNERSHIP INTERESTS
-----------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year $2,283,991.

     The limited partner interests of the Registrant are not traded in any market. Therefore, the limited partner interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                        1999 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                 Page
                                                                 ----
                                     PART I
                                     ------

Item 1.  Business   . . . . . . . . . . . . . . . . . . . .      I-1
Item 2.  Properties   . . . . . . . . . . . . . . . . . . .      I-7
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . .      I-7
Item 4.  Submission of Matters to a Vote
           of Security Holders  . . . . . . . . . . . . . .      I-8


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters    . .      II-1
Item 6.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-3
Item 7.  Financial Statements   . . . . . . . . . . . . . .      II-10
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure   . . . .      II-10


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

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      III-6

Financial Statements  . . . . . . . . . . . . . . . . . . .      III-9

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

     Capital Realty Investors-III Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983. On November 7, 1983, the Partnership commenced offering 60,000 units of limited partnership interests through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering in January 1984 when it became fully subscribed.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 37 Local Partnerships. As of December 31, 1999, the Partnership had investments in 31 Local Partnerships. Each of these Local Partnerships owns or owned a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, applied for applicable mortgage insurance and/or subsidies, and, in general, remain as the local general partners in the Local Partnerships. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 31 (27 as of December 31, 1999) of these Local Partnerships. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. In six (four as of December 31, 1999) Local Partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, have invested as general partners in the Local Partnerships. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the 27 Local Partnerships and the four intermediary partnerships. In most cases, the local general partners of the Local Partnership retain responsibility for developing, constructing, maintaining, operating and managing the projects. The

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

     Although each of the Local Partnerships in which the Partnership has invested owns an apartment complex that must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership, except in specific circumstances as described in Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment follows.

           SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                               HAS AN INVESTMENT(1)

                                                                                                   Units          Expiration
                           Mortgage                                                            Authorized for         of
 Name and Location        Payable at          Financed and/or Insured          Number of        Rental Asst.       Section 8
of Apartment Complex     12/31/99 (2)         and/or Subsidized Under         Rental Units      Under Sec. 8      HAP Contract
--------------------     ------------     -------------------------------     ------------     --------------     ------------
Arboretum Village        $ 12,813,116     Conventional                           308                0                  --
 Lisle, IL

Audubon Towers              3,415,475     New Jersey Housing and Mortgage        124              124               02/11/20
 Audubon, NJ                               Finance Agency (NJHMFA)/8-HUD

Bartley Manor                 747,404     Federal Housing Admin. (FHA)/           70               69               05/31/00 (4)
 Superior, WI                              236

Briar Crest I (4)             534,761     FNMA/236                                53               53               06/30/00 (4)
 Niles, MI

Briar Crest II (4)            579,505     FNMA/236                                49               49               06/30/00
 Niles, MI

Briar Hills                   556,176     FNMA/236                                50               33               09/30/00 (4)
 South Haven, MI

College Park                1,155,000     PNC Bank                               100              100               05/01/08
 Meridian, MS

Congress Plaza              2,246,495     Connecticut Housing Finance            101              100               02/28/04
 Bridgeport, CT                            Agency/FHA Sect. 231/HUD

Glen Agnes                  4,144,828     California Housing Finance             149              149               01/27/18
 Fresno, CA                                Agency (CHFA)

Greeley Manor (4)(5)        1,219,251     WMF-Huntoon, Paige Associates          128              119               06/30/00 (4)
 Greeley, CO                               Ltd./236/FHA

Heritage Estates I          2,650,408     Missouri Housing Development           228                0                  --
 St. Louis, MO                             Agency (MHDA)/Section 221(d)(4)
                                           of the National Housing Act (NHA)

Heritage Estates II         2,132,968     MHDA/Section 221 (d)(4) of the         160                0                  --
 St. Louis, MO                             NHA

Highland Manor              1,369,713     Secretary of HUD                       111              111               05/12/00 (4)(6)
 Birmingham, AL

                                   (Continued)

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

          SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
           IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                        HAS AN INVESTMENT(1) - Continued

                                                                                                   Units          Expiration
                           Mortgage                                                            Authorized for         of
 Name and Location        Payable at          Financed and/or Insured          Number of        Rental Asst.       Section 8
of Apartment Complex     12/31/99 (2)         and/or Subsidized Under         Rental Units      Under Sec. 8      HAP Contract
--------------------     ------------     -------------------------------     ------------     --------------     ------------
Indian Hills             $    495,153     FNMA/236 of the NHA/Sect. 8             40               24               09/30/00 (4)
 Townhouses
 Dowagiac, MI

Lakewood Apts.                817,622     Rural Housing & Comm. Dev.              50               50               07/31/00 (4)
 Eufaula, AL                               Services (RHCD)

Meadow Lanes Apts.          1,693,425     Michigan State Housing Develop-        118                0                     --
 Holland, MI                               ment Authority/236 of the NHA

Monterey/Hillcrest         13,440,122     221(d)(4) of the NHA/FHA               300               60               12/13/03
 Waukesha, WI

O'Farrell Towers            7,905,792     CHFA/Section 8                         101              101               09/20/03
 San Francisco, CA

Rolling Green at            8,623,478     Massachusetts Housing Finance          304              132               09/28/10
 Milford (4)                               Agency/236 of the NHA
 Milford, MA

Tyee Apts.                  1,263,273     First National Bank of                 100               40               07/31/00
 Anchorage, AK                             Anchorage/236/FHA                                       16               11/30/03


Victorian Towers            5,000,114     NJHMFA/Section 8                       204               27               12/01/23
 Cape May, NJ

Villa Mirage I              2,096,387     CHFA/Section 8                          50               50               12/01/05
 Rancho Mirage, CA

Villa Mirage II             2,080,706     CHFA/Section 8                          48               48               10/15/05
 Rancho Mirage, CA

Village Green                 329,342     Federal Housing Admin./                 36               36               04/30/00 (4)
 Reedsburg, WI                             236 of FHA

Village Square                444,282     Federal Housing Admin./                 48               48               04/30/00 (4)
 Barabou, WI                               236 of FHA

Village Squire I & II       8,807,543     Conventional                           377                0                  --
 Canton, MI


                                     (Continued)

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

          SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
           IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                        HAS AN INVESTMENT(1) - Continued

                                                                                                   Units          Expiration
                           Mortgage                                                            Authorized for         of
 Name and Location        Payable at          Financed and/or Insured          Number of        Rental Asst.       Section 8
of Apartment Complex     12/31/99 (2)         and/or Subsidized Under         Rental Units      Under Sec. 8      HAP Contract
--------------------     ------------     -------------------------------     ------------     --------------     ------------
Village Squire III       $  5,682,534     Conventional                           224                0                  --
 Canton, MI

Walsh Park                  4,841,244     IHDA                                   134              134               11/01/14
 Chicago, IL

Winchester Gardens          2,925,333     HUD                                    206              202               10/05/00 (4)
 Apts.
 Columbus, OH

Windham Village             2,391,138     CHFA                                    50               44               10/31/15
 Santa Rose, CA

Woodside Village            2,401,666     FNMA/236                               180              114               08/31/00 (4)
 Anchorage, AK
                         ------------                                         ------           ------
Totals 31                $104,804,254                                          4,201            2,033
                         ============                                         ======           ======


            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                         HAS AN INVESTMENT(1) - Continued

                                                                                   Average Effective Annual
                                      Units Occupied As                                 Rental Per Unit
                                  Percentage of Total Units                           for the Year Ended
                                      As of December 31,                                  December 31,
 Name and Location            ---------------------------------      -----------------------------------------------------
of Apartment Complex          1999    1998   1997   1996   1995        1999       1998       1997       1996        1995
--------------------          ----    ----   ----   ----   ----      --------   --------   --------   --------    --------
Arboretum Village              93%     95%    94%    92%    94%      $  9,338   $  9,238   $  8,724   $  8,677    $  8,363
 Lisle, IL

Audubon Towers                100%    100%   100%   100%    100%        9,158      9,161      9,166      9,164       9,129
 Audubon, NJ

Bartley Manor                  93%     93%    93%    98%    90%         5,656      5,356      5,313      5,116       5,024
 Superior, WI

Briar Crest I                  96%     97%   100%    98%    98%         5,333      4,784      5,012      4,844       4,611
 Niles, MI

Briar Crest II                 94%     96%   100%   100%   100%         5,327      4,814      4,986      4,950       4,579
 Niles, MI

Briar Hills                    92%     94%    96%    94%    96%         4,465      4,461      4,430      4,446       4,105
 South Haven, MI

College Park                   99%    100%   100%   100%   100%         4,937      4,955      4,944      4,927       4,856
 Meridian, MS

Congress Plaza                100%    100%   100%   100%   100%        10,534     10,535     10,511     10,524      10,507
 Bridgeport, CT

Glen Agnes                     98%     95%    95%    94%    94%         7,836      7,634      7,623      7,654       7,742
 Fresno, CA

Greeley Manor (5)              95%    100%    98%    97%    97%         3,629      3,573      3,159      3,087       2,928
 Greeley, CO

Heritage Estates I            100%     99%   100%    98%    98%         5,176      4,940      4,776      4,722       4,629
 St. Louis, MO

Heritage Estates II           100%    100%   100%    94%    98%         5,193      4,968      4,764      4,663       4,605
 St. Louis, MO

Highland Manor                100%     98%    97%   100%    99%         6,515      7,584      9,188      9,011       8,739
 Birmingham, AL

Indian Hills                  100%    100%   100%    95%    98%         5,272      5,070      5,002      4,847       4,653
 Townhouses
 Dowagiac, MI

Lakewood Apts.                100%     98%    98%   100%   100%         4,305      4,269      4,363      4,264       4,200
 Eufaula, AL

                                   (Continued)

         SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
          IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                         HAS AN INVESTMENT(1) - Continued

                                                                                   Average Effective Annual
                                      Units Occupied As                                 Rental Per Unit
                                  Percentage of Total Units                           for the Year Ended
                                      As of December 31,                                  December 31,
 Name and Location            ---------------------------------      -----------------------------------------------------
of Apartment Complex          1999    1998   1997   1996   1995        1999       1998       1997       1996        1995
--------------------          ----    ----   ----   ----   ----      --------   --------   --------   --------    --------
Meadow Lanes Apts.             97%     98%    93%    96%    98%      $  6,216   $  6,174   $  6,056   $  5,985    $  5,694
 Holland, MI

Monterey/Hillcrest             96%     92%    94%    90%    94%         8,559      8,992      8,745      8,742       8,413
 Waukesha, WI

O'Farrell Towers              100%    100%   100%   100%    99%        14,420     14,371     14,079     14,316      14,391
 San Francisco, CA

Rolling Green at               97%     97%    99%    97%    98%         9,717      8,247      8,012      7,663       7,457
 Milford
 Milford, MA

Tyee Apts.                     98%    100%    84%    94%    98%         8,947      8,707      8,676      8,565       8,311
 Anchorage, AK

Victorian Towers               96%     99%    97%   100%   100%         5,196      4,989      4,902      4,783       4,588
 Cape May, NJ

Villa Mirage I                100%    100%   100%    98%   100%         9,522      9,699      9,671      9,660       9,560
 Rancho Mirage, CA

Villa Mirage II               100%    100%   100%    98%   100%         9,580      9,580      9,600      9,702       9,673
 Rancho Mirage, CA

Village Green                  92%     97%    89%    98%    94%         3,849      3,886      3,764      3,744       3,761
 Reedsburg, WI

Village Square                 83%     94%    98%    95%    94%         4,362      4,243      4,275      4,023       3,988
 Barabou, WI

Village Squire I               97%     90%    92%    91%    98%         6,152      5,902      5,858      5,898       5,682
 & II
 Canton, MI

Village Squire III             97%     93%    96%    94%    96%         6,199      5,820      5,779      5,813       5,567
 Canton, MI

Walsh Park                     96%     99%    98%    99%   100%         8,940     11,653     11,301     11,083      10,777
 Chicago, IL

Winchester Gardens             93%     90%    99%   100%    98%         4,001      4,136      4,452      4,447       4,405
 Apts.
 Columbus, OH

                                   (Continued)

          SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
           IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                        HAS AN INVESTMENT(1) - Continued

                                                                                   Average Effective Annual
                                      Units Occupied As                                 Rental Per Unit
                                  Percentage of Total Units                           for the Year Ended
                                      As of December 31,                                  December 31,
 Name and Location            ---------------------------------      -----------------------------------------------------
of Apartment Complex          1999    1998   1997   1996   1995        1999       1998       1997       1996        1995
--------------------          ----    ----   ----   ----   ----      --------   --------   --------   --------    --------
Windham Village               100%    100%   100%   100%   100%      $ 10,572   $ 10,474   $ 10,438   $ 10,439    $ 10,396
 Santa Rose, CA

Woodside Village               91%     86%    84%    84%    90%         9,295      8,420      8,576      8,927       9,145
 Anchorage, AK
----------------              ----    ----   ----   ----   ----      --------   --------   --------   --------    --------
Totals(3)  31                  97%     97%    97%    97%    97%      $  7,039   $  6,988   $  6,972   $  6,925    $  6,790
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

(2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 1999.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.

(5) In January 2000, the Partnership's interest in Greeley Manor was transferred to the purchase money noteholder.

(6) This property entered the Mark-to-Market program in May 1998. The Section 8 HAP contract will be renewed annually.

     On June 30, 1998, the Partnership sold its interest in Southmoor. See the notes to the consolidated financial statements for additional information concerning the sale.

     In January 2000, the Partnership's interest in Greeley Manor was transferred to the noteholder. See the notes to the consolidated financial statements for additional information concerning the transfer.

     The local managing general partner of O'Farrell has executed a contract for the sale of the property, with a projected closing date of May 2000. See the notes to the consolidated financial statements for additional information concerning the sale.

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

     In January 2000, the Partnership received notification from the local managing general partner of a potential sale of the Rolling Green at Milford property. See the notes to the consolidated financial statements for additional information concerning the potential sale.

     The Partnership has agreed to transfer its interests in College Park in full satisfaction of its purchase money note indebtedness. See the notes to the consolidated financial statements for additional information concerning the transfer.

     Subject to regulatory approval, the Partnership intends to transfer its interests in Glen Agnes for $25,000 and the assumption of the purchase money note. See the notes to the consolidated financial statements for additional information concerning the transfer.


ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-III Limited Partnership indirectly holds an interest in the underlying real estate. See Part I, Item 1 for information concerning these properties.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     In March 1999, the Partnership received notice of a collection action on purchase money notes related to College Park. See the notes to the consolidated financial statements for additional information concerning the purchase money notes.

     In November 1999, the holder of the purchase money note related to Glen Agnes filed an action to foreclose on the Partnership's interest in the Local Partnership. See the notes to the consolidated financial statements for additional information concerning the purchase money note.

     The Partnership's affiliate, C.R.H.C., Incorporated (CRHC), removed the Local Managing General Partner (LMGP) of both Villa Mirage I and Villa Mirage II in December 1999, due to its failure to address problems identified in the 1998 audited financial statements of those lower tier partnerships, including overpayments to itself and its affiliated property management company. The removed LMGP and its shareholder and another unrelated Local General Partner filed lawsuits against the Partnership and CRHC with respect to both Villa Mirage I and II seeking, among other things, an accounting and dissolution of the partnerships and damages for alleged breaches of the respective partnership agreements. Subsequently, the same plaintiffs filed injunction actions seeking to compel the sales of the properties owned by Villa Mirage I and II. The Partnership is defending both actions vigorously. See the notes to the consolidated financial statements for additional information concerning these proceedings.

                                     PART I
                                     ------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a) On November 1, 1999, Odd Lot Liquidity Fund, LLC (Odd Lot), an affiliate of an additional limited partner of the Partnership, initiated an unregistered tender offer to purchase no more than 4.9% of the outstanding units of additional limited partnership interest (Units) of CRI-III at a price of $30 per Unit. Odd Lot, which is unaffiliated with the Partnership, stated that it made the offer for the express purpose of holding the Units for investment purposes and not with a view to resale. The price offered was determined solely at the discretion of Odd Lot and did not necessarily represent the fair market value of each Unit. The Odd Lot offer expired on December 3, 1999, and as of March 28, 2000, the entity to which Odd Lot assigned its newly acquired Units held 1.3% of the Units in the Partnership. Other than any other tender offers, it is not anticipated that there will be any formal market for resale of Units. As a result, investors may be unable to sell or otherwise dispose of their Units in the Partnership.

          During 1999, a number of investors sold their Units in the Partnership to other investors, as a result of an unregistered tender offer made in December 1998. If more than 5% of the total outstanding Units in the Partnership are transferred in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 1999 through June 1, 1999, approximately 4.9% of outstanding Units were sold. Accordingly, to remain within the 5% safe harbor, effective June 1, 1999, the General Partner of the Partnership halted recognition of any transfers that would exceed the safe harbor limit through December 31, 1999. As a result, transfers of Units due to sales transactions were not recognized by the Partnership between June 1 and December 31, 1999.

     (b) As of March 28, 2000 there were approximately 5,100 registered holders of additional limited partnership interests in the Partnership.

     (c) On November 12, 1999, the Partnership made a cash distribution of $599,070 ($10.00 per additional limited partnership interest) to the Additional Limited Partners out of available cash flow.

          On November 23, 1998, the Partnership made a cash distribution of $599,650 ($10.00 per additional limited partnership interest) to the Additional Limited Partners. The distribution was a result of the sale of the property relating to the Partnership's investment in Southmoor and the refinancing of the Arboretum Village first mortgage loan.

          The Partnership received distributions of $1,069,289 and $6,214,806 from the Local Partnerships during 1999 and 1998, respectively. Some of the Local Partnerships operate under restrictions imposed by certain federal and/or state government agencies that limit the cash return available to the Partnership.

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

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes (the properties) intended to provide housing to low and moderate income tenants. In conjunction with such governmental assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

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

     C.R.I., Inc. (the Managing General Partner) has been working to develop a strategy to sell certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to not-for-profit purchasers. The Managing General Partner intends to utilize all or part of the Partnership's net proceeds (after a partial distribution to limited partners) received from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. Current legislation allows all expired
Section 8 HAP contracts with rents at less than 100% of fair market rents to be renewed for one year. Expiring Section 8 HAP contracts with rents that exceed 100% of fair market rents could be renewed for one year, but at rents reduced to 100% of fair market rents (Mark-to-Market). All expiring Section 8 HAP contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration (FHA), became subject to the Mark-to-Market legislation.

     Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses.
Each affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This may involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan will be converted to a non-performing but accruing (soft) second mortgage loan.

     In many instances, the Mark-to-Market rental rate restructuring may require the write down of an FHA-insured mortgage loan, which would trigger cancellation of indebtedness income to the partners, a taxable event, even though no actual cash is received. Additionally, if the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate; however, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest will not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time.

     There is a new HUD-sponsored program generally referred to as "Mark-up-to-Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties with subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1999 the Partnership had approximately 5,100 investors who subscribed to a total of 60,000 units of limited partnership interests in the original amount of $60,000,000. The Partnership originally made investments in 37 Local Partnerships, of which 31 remain at December 31, 1999. The Partnership's liquidity, with unrestricted cash resources of $10,045,683 as of December 31, 1999, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. During 1999 and 1998, the Partnership received cash distributions of $1,069,289 and $6,214,806, respectively, from the Local Partnerships. As of March 28, 2000, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $21,994,384 (exclusive of unamortized discount on purchase money notes of $573,464) plus accrued interest of $49,515,184 as of December 31, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amount of $1,700,000, which originally matured on December 31, 1997, have been extended until January 31, 2001. Purchase money notes in the aggregate principal amount of $364,481 matured January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the original aggregate principal amount of $1,760,000 matured on January 1, 1999 and were extended to January 1, 2004. Purchase money notes in the aggregate principal amount of $900,000 matured on January 1, 1999 and the parties are in the process of negotiating an extension of these notes until January 1, 2004. Purchase money notes in the aggregate principal amounts of $5,280,000 and $5,290,000 matured in January and February, 1999, respectively, and were not paid or

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

extended. Purchase money notes in the original aggregate principal amount of $775,000 matured on January 1, 1999, were partially paid, and have been extended to January 1, 2002. Purchase money notes in the original aggregate principal amount of $1,275,000 matured on January 1, 1999, and have been extended to June 30, 2000. Purchase money notes in the aggregate principal amount of $734,500 matured on August 1, 1999, and had been extended until January 3, 2000, at which time the Partnership's interest in the related Local Partnership was transferred to the noteholders in exchange for the cancellation of all principal and accrued
interest due under the notes.   Purchase money notes in the aggregate principal
amount of $850,000 matured on June 30, 1999 and have not been paid or extended. Purchase money notes in the aggregate principal amount of $1,365,000 matured on October 1, 1999 and were paid off at a discount in January 2000. The remaining purchase money notes mature during 2002 through 2015. See the notes to the consolidated financial statements for additional information concerning these purchase money notes.

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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through December 31, 2000, and which remain unpaid or unextended as of March 28, 2000. Excluded from the following chart are purchase money notes which matured through December 31, 1999, and which have been paid off, cancelled, or extended on or before March 28, 2000.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                                                                    Carrying Amount
                                                                        Aggregate                   of Partnership's
                                              Aggregate                 Accrued                      Investment in
                                              Principal                 Interest                    and Advances to
                   Number of                   Balance                  Balance                     Underlying Local
    Purchase       Underlying                   as of                    as of                      Partnerships as
   Money Note        Local      Percentage     December    Percentage   December       Percentage    of December        Percentage
 (PMN) Maturity   Partnerships   of Total      31, 1999     of Total    31, 1999        of Total       31, 1999          of Total
----------------  ------------  ----------   -----------   ----------   -----------    ----------   ----------------    ----------
1st Quarter 1999        6            19%     $10,590,000         48%    $22,110,410         45%       $  6,464,402           33%
2nd Quarter 1999        1             3%         850,000          4%      1,665,072          3%          1,375,042            7%
2nd Quarter 2000        1             3%       1,275,000          6%      3,513,449          7%          4,828,924           24%
                     ----         -----      -----------      -----     -----------      -----        ------------        -----
Total through
 12/31/2000             8            25%     $12,715,000         58%    $27,288,931         55%       $ 12,668,368           64%
                     ====         =====      ===========      =====     ===========      =====        ============        =====

Total, Local
  Partnerships         31           100%     $21,994,384        100%    $49,515,184        100%       $ 19,683,671          100%
                     ====         =====      ===========      =====     ===========      =====        ============        =====


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful. Based on discussions with the holders of purchase money notes maturing through December 31, 2000, the Managing General Partner can state that, in certain instances, the noteholders do not appear to be willing to negotiate any extension or discounted payoff. In such instances, upon maturity of the purchase money notes, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 31 Local Partnerships in which the Partnership is invested as of both December 31, 1999 and December 31, 1998, the eight Local Partnerships with associated purchase money notes which mature through December 31, 2000 and which

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

remain unpaid or unextended as of March 28, 2000, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.


                          Percentage of Total      Partnership's Share of
       For the Years     Distributions Received         Income from
           Ending        from Local Partnerships     Local Partnerships
     -----------------   -----------------------   ----------------------
     December 31, 1999             20%                  $1,138,683
     December 31, 1998              6%                  $1,203,021


     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and seeks strategies which will provide the most favorable outcome to the Additional Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1999 and 1998, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during 1999 primarily due to cash used for the discounted payoff of a purchase money note, and for the partial paydown of two purchase money notes, as discussed in the notes to the consolidated financial statements.

     The Partnership made a cash distribution of $599,070 ($10.00 per additional limited partnership interest) to the Additional Limited Partners from cash resources accumulated from operations and distributions from partnerships on November 12, 1999, to holders of record as of October 1, 1999. The Managing General Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

                              Results of Operations
                              ---------------------

1999 Versus 1998
----------------

     The Partnership's net loss for the year ended December 31, 1999 increased from the year ended December 31, 1998 primarily due to a decrease in share of income from partnerships related to receipt of proceeds from the refinancings of the loans secured by first mortgages on Arboretum Village and Rolling Green-Milford in April 1998 and July 1998, respectively. Contributing to the loss were an extension fee related to one of the purchase money notes, an increase in general and administrative expenses due to higher reimbursed payroll costs, and a decrease in interest income due to decreased cash and cash equivalent balances. Off-setting the Partnership's net loss were a decrease in interest expense due to less amortization of discount on purchase money notes during 1999

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

and an extraordinary gain from extinguishment of debt as a result of the discounted payoff of the purchase money note related to Lakewood Apartments in February 1999.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from Local Partnerships for the years ended December 31, 1999 and 1998 did not include losses of $958,378 and $1,134,644, respectively. The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $324,528 and $5,269,903 received from eight and ten Local Partnerships during 1999 and 1998, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

                                    Inflation
                                    ---------

     Inflation allows for increases in rental rates, usually offsetting any higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed rate long-term financing under which the Partnership's real property investments were purchased. Future inflation could allow for appreciated values of the Local Partnerships' properties over an extended period of time as rental revenue and replacement values gradually increase.

     The following table reflects the combined rental revenues of the properties for the five years ended December 31, 1999. Combined rental revenue amounts for years prior to 1999 have been adjusted to exclude rental revenues from those properties in which the Partnership no longer is invested at December 31, 1999.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                         For the year ended December 31,
                    -----------------------------------------------------------------------------------------------------
                       1999                  1998                    1997                  1996                  1995
                    -----------           -----------             -----------           -----------           -----------
Combined Rental
  Revenue           $30,406,116           $29,945,255             $29,650,481           $29,483,376           $28,830,656

Annual Percentage
  Increase                         1.5%                  1.0%                   0.6%                  2.3%


                            Year 2000 Computer Issue
                            ------------------------

     The Partnership experienced little to no interruption in its computer operations, or otherwise, as a result of the transition from the year 1999 to 2000. The Partnership's expenses associated with upgrading and testing its internal hardware and software systems, data interfaces, business operations and non-information technology functions which could have been affected by the transition were not material.


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

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 63, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 53, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Susan R. Campbell, 41, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 44, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.










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

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partnership interest (Units) at March 28, 2000.

              Name of                 Amount and Nature        % of total
          Beneficial Owner         of Beneficial Ownership    Units issued
          ----------------         -----------------------    -----------
          Equity Resources Group,         4,737 units             7.9%
            Incorporated, et. al.
            14 Story Street
            Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 28, 2000, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

                                      III-2

                                    PART III
                                    --------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT - Continued
               ----------

              Name of                 Amount and Nature        % of total
          Beneficial Owner         of Beneficial Ownership    Units issued
          ----------------         -----------------------    -----------
          William B. Dockser                 None                   0%
          H. William Willoughby              None                   0%
          All Directors and Officers
            as a Group (4 persons)           None                   0%

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

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.






                                      III-3

                                    PART III
                                    --------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

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

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended December 31, 1999.


















                                      III-4

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                         ------------------------------------------------
                         (Registrant)

                         by: C.R.I., Inc.
                             --------------------------------------------
                             Managing General Partner



March 28, 2000               by: /s/ William B.Dockser
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



March 28, 2000               by: /s/ H. William Willoughby
-----------------                ----------------------------------------
DATE                             H. William Willoughby,
                                   Director, President
                                   and Secretary





March 28, 2000               by: /s/ Michael J. Tuszka
-----------------                ----------------------------------------
DATE                             Michael J. Tuszka
                                   Vice President
                                   and Chief Accounting Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)














                                      III-5

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                                PUBLIC ACCOUNTANTS
                                -----------------

To the Partners
Capital Realty Investors-III Limited Partnership

     We have audited the consolidated balance sheets of Capital Realty Investors-III Limited Partnership (a Maryland limited partnership) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income or loss from these Local Partnerships constitutes $1,458,560 and $1,494,893 of income in 1999 and 1998, respectively, included in the Partnership's net loss. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-III Limited Partnership as of December 31, 1999 and 1998, and the consolidated results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.


                                                              Grant Thornton LLP

Vienna, VA
March 28, 2000








                                      III-6

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                  HAS INVESTED*



* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-III Limited Partnership has invested were filed in paper format under Form SE on March 29, 2000, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted January 14, 2000.


























                                      III-7

                 CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                   December 31,
                                                                                          -------------------------------
                                                                                             1999                1998
                                                                                          ------------       ------------
Investments in and advances to partnerships                                               $ 19,683,671       $ 21,458,167
Investment in partnership held for sale                                                      1,285,964                 --
Investment in partnership held in escrow                                                     1,267,871                 --
Cash and cash equivalents                                                                   10,045,683         10,804,306
Investment held in escrow                                                                           --            100,000
Acquisition fees, principally paid to related parties, net
  of accumulated amortization of $472,235 and $478,988, respectively                           415,398            483,132
Property purchase costs, net of accumulated amortization of
  $431,180 and $438,256, respectively                                                          401,342            464,823
Other assets                                                                                        --              5,982
                                                                                          ------------       ------------

      Total assets                                                                        $ 33,099,929       $ 33,316,410
                                                                                          ============       ============

                        LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                        $ 21,540,464       $ 22,179,945
Accrued interest payable                                                                    49,549,160         46,337,182
Accounts payable and accrued expenses                                                          168,467            141,849
                                                                                          ------------       ------------
      Total liabilities                                                                     71,258,091         68,658,976
                                                                                          ------------       ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                             2,000              2,000
    Limited Partners                                                                        60,001,500         60,001,500
                                                                                          ------------       ------------
                                                                                            60,003,500         60,003,500


  Less:
    Accumulated distributions to partners                                                   (4,687,201)        (4,088,131)
    Offering costs                                                                          (6,156,933)        (6,156,933)
    Accumulated losses                                                                     (87,317,528)       (85,101,002)
                                                                                          ------------       ------------
      Total partners' deficit                                                              (38,158,162)       (35,342,566)
                                                                                          ------------       ------------

      Total liabilities and partners' deficit                                             $ 33,099,929       $ 33,316,410
                                                                                          ============       ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                                     III-8

               CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                For the years ended
                                                                                                    December 31,
                                                                                          ------------------------------
                                                                                             1999               1998
                                                                                          -----------        -----------
Share of income from partnerships                                                         $ 1,778,488        $ 7,498,098
                                                                                          -----------        -----------
Other revenue and expenses:

   Revenue:
     Interest and other income                                                                505,503            518,960
                                                                                          -----------        -----------
   Expenses:
     Interest                                                                               3,802,599          8,072,684
     Management fee                                                                           300,000            300,000
     General and administrative                                                               253,844            219,173
     Professional fees                                                                        100,773            102,773
     Amortization of deferred costs                                                            61,075             62,740
     Extension fee                                                                            150,000                 --
                                                                                          -----------        -----------
                                                                                            4,668,291          8,757,370
                                                                                          -----------        -----------
       Total other revenue and expenses                                                    (4,162,788)        (8,238,410)
                                                                                          -----------        -----------

Loss before loss on disposition of investment in partnership                               (2,384,300)          (740,312)
                                                                                          -----------        -----------

Loss on disposition of investment in partnership                                                   --           (109,688)
                                                                                          -----------        -----------

Loss before extraordinary gain from extinguishment of debt                                 (2,384,300)          (850,000)
                                                                                          -----------        -----------

Extraordinary gain from extinguishment of debt                                                167,774                 --
                                                                                          -----------        -----------

Net loss                                                                                  $(2,216,526)       $  (850,000)
                                                                                          ===========        ===========

Net loss allocated to General Partners (1.51%)                                            $   (33,470)       $   (12,835)
                                                                                          ===========        ===========

Net loss allocated to Initial and Special Limited Partners (1.49%)                        $   (33,026)       $   (12,665)
                                                                                          ===========        ===========

Net loss allocated to Additional Limited Partners (97%)                                   $(2,150,030)       $  (824,500)
                                                                                          ===========        ===========

Net loss per unit of Additional Limited Partnership Interest
  based on 60,000 units outstanding                                                       $    (35.83)       $    (13.74)
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

                                     III-9

               CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT




                                                                Initial and
                                                                  Special        Additional
                                                General           Limited         Limited
                                                Partners          Partners        Partners          Total
                                               -----------      -----------     ------------     ------------
Partners' deficit, January 1, 1998             $(1,293,477)     $(1,277,013)    $(31,322,426)    $(33,892,916)

  Distribution of $10.00 per Additional                 --               --         (599,650)        (599,650)
    Limited Partnership Interest

  Net loss                                         (12,835)         (12,665)        (824,500)        (850,000)
                                               -----------      -----------     ------------     ------------

Partners' deficit, December 31, 1998            (1,306,312)      (1,289,678)     (32,746,576)     (35,342,566)

  Distribution of $10.00 per Additional
    Limited Partnership Interest                        --               --         (599,070)        (599,070)

  Net loss                                         (33,470)         (33,026)      (2,150,030)      (2,216,526)
                                               -----------      -----------     ------------     ------------

Partners' deficit, December 31, 1999           $(1,339,782)     $(1,322,704)    $(35,495,676)    $(38,158,162)
                                               ===========      ===========     ============     ============



























                    The accompanying notes are an integral part of these consolidated financial statements.

                                       III-10

                 CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                For the years ended
                                                                                                     December 31,
                                                                                          -------------------------------
                                                                                              1999               1998
                                                                                          ------------       ------------
Cash flows from operating activities:
  Net loss                                                                                $ (2,216,526)      $   (850,000)

  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Share of income from partnerships                                                       (1,778,488)        (7,498,098)
    Amortization of deferred costs                                                              61,075             62,740
    Amortization of discount on purchase money notes                                                --          4,395,748
    Loss on disposition of investment in partnership                                                --            109,688
    Extraordinary gain from extinguishment of debt                                            (167,774)                --

    Changes in assets and liabilities:
      Decrease in other assets                                                                   5,982             13,188
      Increase in accrued interest payable                                                   3,802,599          3,682,600
      Payment of purchase money note interest                                                 (417,328)          (534,007)
      Increase in accounts payable and accrued expenses                                         26,618             39,046
      Decrease in consulting fees payable to related parties                                        --            (42,500)
                                                                                          ------------       ------------
        Net cash used in operating activities                                                 (683,842)          (621,595)
                                                                                          ------------       ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                 1,069,289          6,214,806
  Proceeds from disposition of investments in partnerships                                          --          1,038,159
                                                                                          ------------       ------------
        Net cash provided by investing activities                                            1,069,289          7,252,965
                                                                                          ------------       ------------
Cash flows from financing activities:
  Payment of purchase money note principal                                                    (275,000)                --
  Distributions to Additional Limited Partners                                                (599,070)          (599,650)
  Pay-off of purchase money notes and related interest                                        (370,000)        (3,396,317)
  Investment held in escrow                                                                         --           (100,000)
  Release of investment held in escrow                                                         100,000                 --
                                                                                          ------------       ------------
        Net cash used in financing activities                                               (1,144,070)        (4,095,967)
                                                                                          ------------       ------------
Net (decrease) increase in cash and cash equivalents                                          (758,623)         2,535,403

Cash and cash equivalents, beginning of year                                                10,804,306          8,268,903
                                                                                          ------------       ------------
Cash and cash equivalents, end of year                                                    $ 10,045,683       $ 10,804,306
                                                                                          ============       ============

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                                  $    590,621       $ 1,051,093
                                                                                          ============       ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                                    III-11

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-III Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983 and shall continue until December 31, 2037, unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted or conventionally financed apartment properties located throughout the United States, which provide housing principally to the elderly or to individuals and families of low or moderate income.

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

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

     c.   Principles of consolidation
          ---------------------------

          These financial statements include the accounts of four intermediary limited partnerships which have invested in four Local Partnerships which own and operate government assisted or conventionally financed apartment properties.

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1999 and 1998, the Partnership's share of cumulative losses of eight and nine respectively, of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,736,465 and $9,089,320, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in

                                     III-12

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     the accompanying consolidated financial statements. As of December 31, 1999 and 1998, cash distributions of $324,528 and $5,269,903, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

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

     h.   Use of estimates
          ----------------

          In preparing financial statements in conformity with accounting principles generally accepted in the United States, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     i.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 1999, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.


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


2.   INVESTMENTS IN PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of both December 31, 1999 and 1998, the Partnership held limited partner interests in 31 Local Partnerships which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships were as follows.

                                                December 31,
                                        -------------------------
                                           1999          1998
                                        -----------   -----------
     Due to local general partners:     $   119,544   $   119,544
     Purchase money notes due in:
       1999                              13,685,000    16,833,981
       2000                               2,009,500            --
       2001                               1,700,000     1,700,000
       2002                               2,011,270     1,511,270
       2003                                 506,288       506,288
       2004                               1,760,000            --
       Thereafter                           322,326     2,082,326
     Less:  unamortized discount           (573,464)     (573,464)
                                        -----------   -----------
            Total                       $21,540,464   $22,179,945
                                        ===========   ===========

          The amounts due to local general partners will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

          The purchase money notes have stated interest rates ranging from 5.57% to 12%, certain of which are compounded annually. Unamortized discounts are based on an imputed interest rate of 15% to reflect market interest rates which prevailed when the notes were issued. The resulting discount has been recorded by the Partnership and is being amortized to interest expense over the life of the respective purchase money notes using the effective interest method. The purchase money notes are payable in full

                                     III-14

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amount of $1,700,000, which originally matured on December 31, 1997, have been extended until January 31, 2001. Purchase money notes in the aggregate principal amount of $364,481 matured January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the original aggregate principal amount of $1,760,000 matured on January 1, 1999 and were extended to January 1, 2004. Purchase money notes in the aggregate principal amount of $900,000 matured on January 1, 1999 and the parties are in the process of negotiating an extension of these notes until January 1, 2004. Purchase money notes in the aggregate principal amounts of $5,280,000 and $5,290,000 matured in January and February, 1999, respectively, and were not paid or extended. Purchase money notes in the original aggregate principal amount of $775,000 matured on January 1, 1999, were partially paid, and have been extended to January 1, 2002. Purchase money notes in the original aggregate principal amount of $1,275,000 matured on January 1, 1999, and have been extended to June 30, 2000. Purchase money notes in the aggregate principal amount of $734,500 matured on August 1, 1999 and had been extended until January 3, 2000, at which time the Partnership's interest in the related Local Partnership was transferred to the noteholders in exchange for the cancellation of all principal and accrued interest due under the notes. Purchase money notes in the aggregate principal amount of $850,000 matured on June 30, 1999 and have not been paid or extended. Purchase money notes in the aggregate principal amount of $1,365,000 matured on October 1, 1999 and were paid off at a discount in January 2000. The remaining purchase money notes mature during 2002 through 2015.

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

          The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through December 31, 2000, and which remain unpaid or unextended as

                                     III-15

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     of March 28, 2000. Excluded from the following chart are purchase money notes which matured through December 31, 1999, and which have been paid off, cancelled, or extended on or before March 28, 2000.























































                                     III-16

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                                                                                    Carrying Amount
                                                                        Aggregate                   of Partnership's
                                              Aggregate                 Accrued                      Investment in
                                              Principal                 Interest                    and Advances to
                   Number of                   Balance                  Balance                     Underlying Local
    Purchase       Underlying                   as of                    as of                      Partnerships as
   Money Note        Local      Percentage     December    Percentage   December       Percentage    of December        Percentage
 (PMN) Maturity   Partnerships   of Total      31, 1999     of Total    31, 1999        of Total       31, 1999          of Total
----------------  ------------  ----------   -----------   ----------   ----------     ----------   ----------------    ----------
1st Quarter 1999        6            19%     $10,590,000         48%    $22,110,410         45%       $  6,464,402           33%
2nd Quarter 1999        1             3%         850,000          4%      1,665,072          3%          1,375,042            7%
2nd Quarter 2000        1             3%       1,275,000          6%      3,513,449          7%          4,828,924           24%
                     ----         -----      -----------      -----     -----------      -----        ------------        -----
Total through
 12/31/2000             8            25%     $12,715,000         58%    $27,288,931         55%       $ 12,668,368           64%
                     ====         =====      ===========      =====     ===========      =====        ============        =====

Total, Local
  Partnerships         31           100%     $21,994,384        100%    $49,515,184        100%       $ 19,683,671          100%
                     ====         =====      ===========      =====     ===========      =====        ============        =====


          The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful. Based on discussions with the holders of purchase money notes maturing through December 31, 2000, the Managing General Partner can state that, in certain instances, the noteholders do not appear to be willing to negotiate any extension or discounted payoff. In such instances, upon maturity of the purchase money notes, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 31 Local Partnerships in which the Partnership is invested as of both December 31, 1999 and December 31, 1998, the eight Local Partnerships with associated purchase money notes which mature through December 31, 2000 and which remain unpaid or


                                   III-17

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     unextended as of March 28, 2000, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.



                          Percentage of Total      Partnership's Share of
       For the Years     Distributions Received         Income from
           Ending        from Local Partnerships     Local Partnerships
     -----------------   -----------------------   ----------------------
     December 31, 1999             20%                  $1,138,683
     December 31, 1998              6%                  $1,203,021


          The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and seeks strategies which will provide the most favorable outcome to the Additional Limited Partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 1999 and 1998 was $3,802,599 and $8,072,684,
     respectively. The accrued interest payable on the purchase money notes of $49,515,184 and $46,303,206 as of December 31, 1999 and December 31, 1998,
     respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

                 Bartley Manor, Village Square and Village Green
                 -----------------------------------------------

          In September 1995, the Partnership modified purchase money notes totaling $1,365,000 relating to Bartley Manor, Village Square and Village Green. In accordance with the modification agreement, the Partnership paid an aggregate of $100,000 in accrued interest, and the maturity dates for the notes were extended from February 1995 to July 1, 1998. On July 1, 1998, the Partnership defaulted on the purchase money notes relating to these Local Partnerships when the notes matured and were not paid. The default amount included principal and accrued interest aggregating $1,365,000 and $2,185,356, respectively. During 1998, the Managing General Partner and the purchase money noteholders reached an agreement to extend the purchase money notes until October 1, 1999. In connection with the extension agreements, in August 1998, the Partnership made interest payments of $51,282, $28,571 and $20,147 to the purchase money noteholders related to Bartley Manor, Village Square and Village Green, respectively. The Partnership defaulted on its purchase money notes related to Bartley Manor, Village Square and Village Green on October 1, 1999, when the notes, as extended, matured and were not paid. The default amounts included aggregate principal and accrued interest of $1,365,000 and $2,427,685. Aggregate accrued interest at December 31, 1999 was $2,474,810. In January 2000, the Partnership paid off the notes at a discount. The discounted payoff will result in extraordinary gain from extinguishment of debt of approximately $2,865,000 for financial statement purposes in 2000, and in cancellation of indebtedness income of approximately $3 million for federal tax purposes in 2000.

           Briar Crest I, Briar Crest II, Briar Hills and Indian Hills
           -----------------------------------------------------------

          The Partnership defaulted on its purchase money notes relating to Briar Crest I, Briar Crest II, Briar Hills and Indian Hills on January 1, 1997 when the notes matured and were not paid. On April 1, 1998, the Partnership and the purchase money noteholders related to Briar Crest I, Briar Crest II and Briar Hills entered agreements extending the purchase money note maturity dates until January 1, 2002. On July 17, 1998, the Partnership and the purchase money noteholders related to Indian Hills entered into an agreement extending the purchase money note maturity dates until January 1, 2002. In connection with the extension agreements, the Partnership made principal payments of $55,000, $54,800, $55,000 and $50,000 to the purchase money noteholders related to Briar Crest I, Briar Crest II, Briar Hills and Indian Hills, respectively. Additionally,the Partnership paid $30,243, $34,391, $36,380 and $14,484 to reimburse the purchase money noteholders and related entities for Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) processing and legal fees previously incurred on behalf of Briar Crest I, Briar Crest II, Briar Hills and Indian Hills, respectively. Pursuant to the extension agreements, the Partnership will make interest payments on the purchase money notes from annual cash flow distributions received from the related Local Partnerships to the purchase money noteholders. During the year ended December 31, 1999, the Partnership received cash flow distributions of $7,248, $4,351, $10,103, and $17,218 from Briar Crest I, Briar Crest II,

                                     III-19

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Briar Hills and Indian Hills, respectively. During the year ended December 31, 1998, the Partnership received cash flow distributions of $14,316, $6,609, $5,337, and $12,231 from Briar Crest I, Briar Crest II, Briar Hills and Indian Hills, respectively.

                                  Cedar Valley
                                  ------------

          The Partnership defaulted on its purchase money notes relating to Cedar Valley on May 1, 1997 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,166,710, respectively. The Managing General Partner and the noteholders agreed to extend the purchase money notes until January 1998. On January 16, 1998, the noteholders foreclosed on the Partnership's interest in Cedar Valley. As a result of such foreclosure, the noteholders acquired ownership of the Partnership's interest in the Local Partnership. The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in Cedar Valley resulted in a net financial statement gain of approximately $5.5 million during 1998.
     The federal tax gain was approximately $5.8 million.

                                  College Park
                                  ------------

          The Partnership defaulted on its purchase money notes related to College Park Limited (College Park) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $880,000 and $1,622,642, respectively. As of March 28, 2000, aggregate principal and accrued interest of $880,000 and $1,821,607, respectively, were due. The Partnership attempted to negotiate with the noteholder of record to extend the maturity dates of the purchase money notes for five years, but received no response. In March 1999, the Partnership received notice of a collection action on the purchase money notes by two individuals who claimed to be the noteholders. The Partnership retained local counsel to defend the lawsuit. On July 26, 1999, the Partnership received notice that the plaintiffs moved to dismiss their lawsuit. On September 7, 1999, the Partnership received notice that a new collection action had been filed in the proper jurisdiction of Mississippi. The purported noteholders indicated that they will not agree to settle the action. Accordingly, to avoid the expense of further litigation, the Partnership has agreed to transfer its interests in the Local Partnership to the noteholders in exchange for cancellation of the indebtedness, subject to HUD and local regulatory authority consent. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

          Due to the impending transfer of its interests in College Park, the Partnership's basis in this Local Partnership, which was $1,263,122, was reclassified to investment in partnership held for sale in the accompanying consolidated balance sheet at December 31, 1999.

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

                                   Glen Agnes
                                   ----------

          The Partnership defaulted on its purchase money note related to Glen Agnes Associates (Glen Agnes) on June 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $850,000 and $1,597,852, respectively. As of March 28, 2000, principal and accrued interest of $850,000 and $1,692,734, respectively, were due.

          In November 1999, the noteholder filed an action to foreclose on the Partnership's interest in the Local Partnership. In the meantime, an affiliate of the noteholder has offered to purchase the Partnership's interest in the Local Partnership for a payment of $25,000 to the Partnership. Any transfer of the Partnership's interest in the Local Partnership would have to be approved by the California Housing Finance Agency. There is no assurance that such approval will be obtained, or that a transfer will take place.

                                  Greeley Manor
                                  -------------

          The Partnership defaulted on its purchase money note related to Greeley Manor Company (Greeley Manor) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $734,500 and $1,365,808, respectively. On October 15, 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to January 3, 2000, in exchange for a partial principal payment. Under the extension agreement, documents transferring the Partnership's interest in Greeley Manor to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note on or before January 3, 2000. In January 2000, the documents were released from escrow and the Partnership's interest in Greeley Manor was transferred to the noteholder. The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in Greeley Manor will result in a net financial statement gain of approximately $877,000 during 2000. The federal tax gain will be approximately $2,816,000.

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

          The Partnership defaulted on the purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amounts included

                                     III-21

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates
     II. As of March 28, 2000, principal and accrued interest of $2,600,000 and $4,733,297, respectively, for Heritage Estates I, and $1,800,000 and $2,926,184, respectively, for Heritage Estates II were due. The Managing General Partner is currently exploring options to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II for up to five years. There is no assurance that extensions will be obtained.

                                 Highland Manor
                                 --------------

          The Partnership and the holders of the purchase money notes (in the original principal amount of $1,760,000) related to Highland Manor, Limited (Highland Manor) have extended the maturity date thereof from January 1, 1999 to January 1, 2004, subject to the noteholders' right to accelerate the maturity date upon nine months' notice. In connection with the extension, in addition to the payments required to be made to the noteholders by the Partnership from cash flow distributions from Highland Manor, the Partnership agreed to make annual payments to the noteholders on January 15th of each calendar year commencing January 15, 2000. On October 23, 1998, the Partnership made a payment of interest, which was held in escrow, along with the purchase money note modification documents, until January 1999, at which time the funds were released to the noteholders. This payment has been, and subsequent payments will be, applied first to payment of accrued interest, and thereafter to principal. In January 2000, the Partnership made the first annual payment as agreed under the extension documents.

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

                                 Meadow Lanes II
                                 ---------------

          The Partnership defaulted on its purchase money note related to Meadow Lanes II Limited Dividend Housing Associates (Meadow Lanes II) on February 28, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $650,000 and $1,250,201, respectively. As of March 28, 2000, principal and accrued interest of $650,000 and $1,347,362, respectively, were due. The Partnership is currently attempting to negotiate with the noteholder to extend the maturity date of the purchase money note. There is no assurance that an extension will be obtained.


                                     III-22

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                             Rolling Green - Milford
                             -----------------------

          The Managing General Partner successfully negotiated an extension of the maturity date of the purchase money notes related to Roberts Milford Associates (Rolling Green) from August 31, 1999 to February 28, 2001.
     These notes have an aggregate original principal amount of $2,250,000. The maturity date was further extended to August 31, 2003 because the Local Partnership refinanced its mortgage loan prior to the expiration of the first extension, which further extension was provided for in the extension agreement. The Partnership's share of the proceeds from the refinancing of the property's first mortgage loan were applied against the purchase money note principal. See Note 2.c. for further information concerning the refinancing.

          In January 2000, the Partnership received notification from the local managing general partner of a potential sale of the Rolling Green Property. There is no assurance that a sale will occur.

                                    Southmoor
                                    ---------

          The Partnership paid off its purchase money note, at face value, related to K-S Apartments (Southmoor) on June 30, 1998 from proceeds received from the sale of its interest in the Local Partnership. See note 2.c. for further information concerning the sale.

                                 Tyee Apartments
                                 ---------------

          The Partnership defaulted on its purchase money notes related to Tyee Associates (Tyee Apartments) on February 1, 1999 when the notes matured and were not paid. The default amounts included aggregate principal and accrued interest of $1,305,000 and $3,312,902, respectively. As of March 28, 2000, aggregate principal and accrued interest of $1,305,000 and $3,591,904 were due. As of March 28, 2000, the parties are negotiating a discounted payoff of these purchase money notes. Additionally, the local managing general partner has received two offers for the purchase of the property. There is no assurance that either a negotiated discounted payoff of the purchase money notes or a sale of the property will occur.

                                Victorian Towers
                                ----------------

          The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of March 28, 2000, principal and accrued interest of $900,000 and $1,865,237 were due. The Managing General Partner has reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is awaiting execution of the related documents. There is no assurance that an extension of the maturity date will be finalized.





                                     III-23

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                               Winchester Gardens
                               ------------------

          The Partnership defaulted on its purchase money notes related to Winchester Gardens on December 31, 1997 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,700,000 and $2,995,648, respectively. On April 7, 1998, the Partnership was served with a complaint by the holders of the purchase money notes suing the Partnership, the Managing General Partner and C.R.H.C., Incorporated (C.R.H.C. is an affiliate of the Managing General Partner), for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which extended the maturity date of the purchase money notes to January 31, 2001. In connection with this settlement, the Partnership granted the noteholders an option during the period January 1, 2000 through June 30, 2000 to purchase the Partnership's and C.R.H.C.'s interests in the Local Partnership for an amount equal to the outstanding principal balance of the purchase money notes plus accrued interest. As of March 28, 2000, the noteholders had not exercised this option. The option is void if the purchase money notes are satisfied prior to exercise of the option.

                                Woodside Village
                                ----------------

          The Partnership defaulted on its purchase money notes related to Woodside Village on February 1, 1999 when the notes matured and were not paid. The default amounts included aggregate principal and accrued interest of $3,335,000 and $7,407,102, respectively. As of March 28, 2000, aggregate principal and accrued interest of $3,335,000 and $8,026,612, respectively, were due. The Partnership received a notice of default from someone who claimed to be the current noteholder of the smaller note, but the original noteholder initially disputed the validity of her claim. The Partnership received a Notice of Default and U.C.C. Foreclosure of Security Interest on May 10, 1999 with respect to a scheduled sale of 20% of the Partnership's limited partner interest in Woodside Village on June 15, 1999. The Partnership has not received any confirmation that the sale actually took place. The Partnership continues to negotiate a discounted payoff with the first noteholder. Additionally, the local managing general partner has received two offers for the purchase of the property. There is no assurance that a negotiated discounted payoff of the purchase money notes or that a sale of the property will occur.

     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------
               made by Local Partnerships
               --------------------------

          The Partnership has a 96% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invests in the Local Partnership. The Partnership received cash distributions from the rental operations of the Local Partnerships totaling $1,069,289 and $6,214,806 during the years ended December 31, 1999 and 1998, respectively. As of December 31, 1999 and 1998, 25 and 30, respectively, of the Local Partnerships had surplus cash, as defined by their respective regulatory

                                     III-24

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     agencies, in the amounts of $2,177,856 and $1,743,810, respectively, which may be available for distribution in accordance with their respective regulatory agencies' regulations.

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

     c.   Property matters
          ----------------
                                Arboretum Village
                                -----------------

          On April 30, 1998, the local managing general partner of Arboretum Villages Limited Partnership (Arboretum Village) refinanced the loan secured by a first mortgage on the property owned by Arboretum Village. A portion of the refinancing proceeds was used to pay in full the Partnership's purchase money note obligation totaling $774,325 related to this property. Additionally, the Partnership received $2,670,000 later in 1998 as additional proceeds from the refinancing. The proceeds received by the Partnership (including the proceeds paid to the noteholders) were in excess of the Partnership's basis in Arboretum Village by approximately $3.4 million, and are included in share of income from partnerships for 1998.

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

                                    O'Farrell
                                    ---------

          The local managing general partner of O'Farrell Towers Associates (O'Farrell) has received an offer for the purchase of the property, and the parties have executed a sales contract dated as of October 12, 1999, with a revised projected closing date of May 2000. Proceeds received by the Partnership from the sale of this property would be used to pay off, at a discount, the purchase money notes related to O'Farrell. The contract is subject to customary contingencies. Accordingly, there is no assurance that a sale or the payoff of the purchase money notes will occur.

          Due to the impending and likely sale of the property related to the Partnership's investment in O'Farrell, the net unamortized amounts of acquisition fees and property purchase costs related to O'Farrell, which totaled $22,842, have been reclassified to investment in partnership held for sale in the accompanying consolidated balance sheet at December 31, 1999. For the years ended December 31, 1999 and 1998, distributions from O'Farrell represented approximately 3% and 2%, respectively, of total distributions from Local Partnerships. The Partnership's share of income from O'Farrell was $0 and $0 for the years ended December 31, 1999 and 1998, respectively.

                             Rolling Green - Milford
                             -----------------------

          The Managing General Partner successfully negotiated an extension of the maturity date of the purchase money notes related to Roberts Milford Associates (Rolling Green) to February 28, 2001. These notes have an aggregate original principal amount of $2,250,000; the maturity date had been August 31, 1998. Pursuant to the agreement, the maturity date was further extended to August 31, 2003 because the Local Partnership refinanced its mortgage loan prior to the expiration of the first extension. The refinancing of the property's mortgage loan closed on July 31, 1998. The Partnership's share of the refinancing proceeds, which was $1,525,000, was applied against the purchase money note principal. These proceeds were in excess of the Partnership's basis in Rolling Green and were included in share of income from partnerships during 1998.

          In January 2000, the Partnership received notification from the local managing general partner of a potential sale of the Rolling Green Property. There is no assurance that a sale will occur.











                                     III-26

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                    Southmoor
                                    ---------

          On June 30, 1998, the Partnership sold its interest in K-S Apartments (Southmoor). The sale of the Partnership's interest in Southmoor generated sufficient cash proceeds to pay in full the Partnership's purchase money note obligation related to this property. In addition, on July 1, 1998, the Partnership received cash proceeds of $228,000 from the sale. The sale proceeds were not sufficient to recover the Partnership's basis in the Local Partnership and resulted in a net financial statement loss of $221,727 for 1998. The federal tax gain was approximately $1.1 million for 1998. The Managing General Partner and/or its affiliates earned net fees of $31,299 relating to this sale, which the Partnership paid on July 10, 1998.

                       Villa Mirage I and Villa Mirage II
                       ----------------------------------

          The Partnership's affiliate, C.R.H.C., Incorporated (CRHC), removed the Local Managing General Partner (LMGP) of both Villa Mirage I and Villa Mirage II in December 1999, due to its failure to address problems identified in the 1998 audited financial statements of those lower tier partnerships, including overpayments to itself and its affiliated property management company. The removed LMGP and its shareholder and another unrelated Local General Partner filed lawsuits against the Partnership and CRHC with respect to both Villa Mirage I and II seeking, among other things, an accounting and dissolution of the partnerships and damages for alleged breaches of the respective partnership agreements (for refusal to approve proposed sales of the properties). The lawsuits do not purport to enjoin or reverse the removals of the LMGP. Subsequently, the same plaintiffs filed injunction actions seeking to compel the sales of the properties owned by Villa Mirage I and II. The Partnership has engaged local counsel and intends to defend against the actions vigorously. CRHC has moved to have both lawsuits stayed while the disputes are resolved by arbitration in accordance with the respective Local Partnership agreements.

     d.   Affordable housing legislation
          ------------------------------

          Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments (HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. Current legislation allows all expired Section 8 HAP contracts with rents at less than 100% of fair market rents to be renewed for one year. Expiring
     Section 8 HAP contracts with rents that exceed 100% of fair market rents could be renewed for one year, but at rents reduced to 100% of fair market rents (Mark-to-Market).










                                     III-27

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     All expiring Section 8 HAP contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration (FHA), became subject to the Mark-to-Market legislation.

          Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. Each affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This may involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan will be converted to a non-performing but accruing
     (soft) second mortgage loan.

          Thirteen properties in which the Partnership is invested have Section 8 HAP contracts expiring in 2000 (some of these properties also have related purchase money notes which have matured). The HAP contracts cover substantially all of the apartment units in each property. Currently, rent studies for seven of these properties indicate that the HAP rents are below fair market rents, therefore, these properties will likely renew the HAP contracts annually until a comprehensive solution is reached with the respective purchase money noteholders. Two of these properties have been, or will be, transferred to the purchase money noteholders in 2000. One property entered the Mark-to-Market program in 1998 with a debt adjustment. Rent studies relating to the remaining three properties are in progress.

          The Section 8 HAP contracts for the following properties initially expired during the government's fiscal year 1998 or 1999, and their renewals expire during the year 2000.




























                                     III-28

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                                  Units              Original            Renewed
                                                              Authorized for       Expiration of       Expiration of
                                            Number of        Rental Assistance       Section 8           Section 8
     Property                              Rental Units       Under Section 8      HAP Contract        HAP Contract
     --------                              ------------      -----------------     -------------      --------------
     Bartley Manor                               70                  69               07/31/98          05/31/00
     Briar Crest I                               53                  53               06/30/98          06/30/00
     Briar Crest II                              49                  49               06/30/98          06/30/00
     Briar Hills                                 50                  33               09/30/98          09/30/00
     Greeley Manor                              128                 119               11/01/98          06/30/00 (1)
     Highland Manor                             111                 111               02/08/98          05/12/00 (2)
     Indian Hills Townhouses                     40                  24               09/30/98          09/30/00
     Lakewood Apartments                         50                  50               08/01/99          07/31/00
     Tyee Apartments                            100                  40               07/31/98          07/31/00
     Village Green                               36                  36               09/30/98          04/30/00
     Village Square                              48                  48               09/30/98          04/30/00
     Winchester Gardens Apartments              206                 202               08/31/98          10/05/00
     Woodside Village                           180                 114               08/31/98          08/31/00
                                              -----                 ---
          Total                               1,121                 948
                                              =====                 ===

     (1) In January 2000, the Partnership's interest in Greeley Manor was transferred to the purchase money noteholder.

     (2)  This property entered the Mark-to-Market program in May 1998.  The
          Section 8 HAP contract will be renewed annually.

          With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in and advances to Local Partnerships at this time. As of December 31, 1999, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2000 was $8,358,963.

          There is a new HUD-sponsored program generally referred to as Mark-up-to-Market. Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties with subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

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

     e.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships at December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998 follows.

















































                                     III-30

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

                             COMBINED BALANCE SHEETS

                                                                                              December 31,
                                                                                   ---------------------------------
                                                                                       1999                 1998
                                                                                   ------------         ------------
     Rental property, at cost, net of accumulated depreciation
       of $81,091,462 and $76,019,851, respectively                                $ 75,945,135         $ 78,608,097
     Land and land improvements                                                      13,570,306           13,698,632
     Other assets                                                                    20,908,627           20,015,580
                                                                                   ------------         ------------
           Total assets                                                            $110,424,068         $112,322,309
                                                                                   ============         ============

     Mortgage notes payable                                                        $104,804,254         $106,967,190
     Other liabilities                                                                9,718,955            9,496,712
                                                                                   ------------         ------------
           Total liabilities                                                        114,523,209          116,463,902

     Partners' deficit                                                               (4,099,141)          (4,141,593)
                                                                                   ------------         ------------
           Total liabilities and partners' deficit                                 $110,424,068         $112,322,309
                                                                                   ============         ============

                       COMBINED STATEMENTS OF OPERATIONS


                                                                                          For the years ended
                                                                                               December 31,
                                                                                   --------------------------------
                                                                                       1999                 1998
                                                                                   ------------         ------------
     Revenue:
       Rental                                                                      $ 30,406,116         $ 30,043,094
       Interest                                                                         635,738              727,870
       Other                                                                          1,345,584            2,405,224
                                                                                   ------------         ------------
           Total revenue                                                             32,387,438           33,176,188
                                                                                   ------------         ------------
     Expenses:
       Operating                                                                     18,840,503           18,650,830
       Interest                                                                       7,204,038            7,121,588
       Depreciation                                                                   5,186,672            5,128,062
       Amortization                                                                      85,919              208,708
                                                                                   ------------         ------------
            Total expenses                                                           31,317,132           31,109,188
                                                                                   ------------         ------------
     Net income                                                                    $  1,070,306         $  2,067,000
                                                                                   ============         ============

                                    III-31

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

     f.   Reconciliation of the Local Partnerships' financial statement net
          -----------------------------------------------------------------
               income to taxable income
               ------------------------

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













































                                     III-32

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN PARTNERSHIPS - Continued

          A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income follows.


                                                                             For the years ended
                                                                                 December 31,
                                                                       ----------------------------------
                                                                           1999                  1998
                                                                       ------------          ------------
     Financial statement net income                                    $  1,070,306          $  2,067,000

     Adjustments:
       Difference in tax depreciation using accelerated
         methods, net of depreciation on construction
         period expenses capitalized for financial
         statement purposes                                               2,228,567            (1,367,316)

       Amortization for financial statement purposes not
         deducted for income tax purposes                                    48,196                49,658

       Miscellaneous, net                                                    97,192               432,219
                                                                       ------------          ------------
     Taxable income                                                    $  3,444,261          $  1,181,561
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1999 and 1998, the Partnership paid $188,024 and $161,102, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

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


                                      III-33

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RELATED-PARTY TRANSACTIONS - Continued

     a. First, on a monthly basis as an operating expense before any distributions to limited partners in the amount computed as described in the Partnership Agreement, provided that such annual amount shall not be greater than $300,000 and;

     b. Second, after distributions to the limited partners in the amount of 1% of the gross proceeds of the offering, the balance of such 0.25% of invested assets.

For each of the years ended December 31, 1999 and 1998, the Partnership paid the Managing General Partner a Management Fee of $300,000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates earned net fees of $117,028 for services relating to the sale of the Partnership's interest in the Park Heights Towers Local Partnership on February 2, 1996. On March 25, 1998, the remaining balance of $42,500 was paid by the Partnership. Also, the Managing General Partner and/or its affiliates earned net fees of $31,299 for services relating to the sale of Southmoor on June 30, 1998. On July 10, 1998, these fees were paid by the Partnership. No such fees were earned or paid in 1999.


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

     All profits and losses prior to the first date on which Additional Limited Partners were admitted were allocated 98.49% to the Initial Limited Partners and 1.51% to the General Partners. Upon admission of the Special Limited Partner and the Additional Limited Partners, the interest of the Initial Limited Partners was reduced to .49%. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the Local Partnerships or their rental properties which are not reinvested shall be distributed and applied as follows:

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

                                     III-34

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

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of an investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates earned net fees of $117,028 for services relating to the sale of the Partnership's interest in the Park Heights Towers Local Partnership on February 2, 1996. On March 25, 1998, the remaining balance of $42,500 was paid by the Partnership. Also, the Managing General Partner and/or its affiliates earned net fees of $31,299 for services relating to the sale of Southmoor on June 30, 1998. On July 10, 1998, these fees were paid by the Partnership. No such fees were earned or paid in 1999.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. As defined in the Partnership Agreement, after the establishment of reserves deemed necessary by the Managing General Partner, after payment of the Management Fee, and after the distributions described below, the Partnership had no remaining cash available for distribution for the years ended December 31, 1999 and 1998.



                                     III-35

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

     On November 12, 1999, the Partnership made a cash distribution of $599,070 ($10.00 per additional limited partnership interest) to the Additional Limited Partners out of available cash flow.

     On November 23, 1998, the Partnership made a cash distribution of $599,650 ($10.00 per additional limited partnership interest) to the Additional Limited Partners. The distribution was a result of the sale of the property relating to the Partnership's investment in K-S Apartments (Southmoor) and the refinancing of the Arboretum Village Limited Partnership (Arboretum Village) first mortgage loan.

     The Partnership received distributions of $1,069,289 and $6,214,806 from the Local Partnerships during 1999 and 1998, respectively. The Managing General Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
          LOSS TO TAXABLE LOSS

     For federal income tax purposes, the Partnership reports on a basis whereby: (1) certain expenses are amortized rather than expensed when incurred;
(2) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (3) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.f.), including losses in excess of related investment amounts. These returns are subject to audit and, therefore, possible adjustment by the IRS. In addition, adjustments arising from the amortization of discount on the Partnership's purchase money notes for financial reporting purposes are eliminated for income tax purposes (see Note 2.a.).

























                                     III-36

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET LOSS TO TAXABLE LOSS - Continued

     A reconciliation of the Partnership's financial statement net loss to taxable loss follows.


                                                                                      For the years ended
                                                                                          December 31,
                                                                                -------------------------------
                                                                                    1999               1998
                                                                                ------------       ------------
Financial statement net loss                                                    $ (2,216,526)      $   (850,000)

  Adjustments:
    Differences between taxable loss
      and financial statement net loss related
      to the Partnership's equity in the Local Partnerships'
      income or losses                                                             1,618,242         (6,353,141)

    Difference in extraordinary gain from extinguishment of debt                          --            (27,962)

    Costs amortized over a shorter period for income tax purposes                     66,275            (57,341)

    Effect of amortization of discount on purchase money notes for financial
      statement purposes                                                             372,880          4,331,696
                                                                                ------------       ------------
Taxable loss                                                                    $   (159,129)      $ (2,956,748)
                                                                                ============       ============



























                                     III-37

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically






















































                                     III-38