Form 10QSB
period 2000-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2000-05-11
CIK 722833

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 2000
                                   --------------


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at March 31, 2000)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000



                                                                   Page
                                                                   ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 2000
             and December 31, 1999  . . . . . . . . . . . . .       1

          Consolidated Statements of Operations and Accumulated
             Losses - for the three months ended March 31, 2000
             and 1999 . . . . . . . . . . . . . . . . . . . .       2

          Consolidated Statements of Cash Flows - for
             the three months ended March 31, 2000 and 1999 .       3

          Notes to Consolidated Financial Statements -
             March 31, 2000 and 1999  . . . . . . . . . . . .       4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . .       19


PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       24

Item 5.   Other Information . . . . . . . . . . . . . . . . .       24

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       25

Signature     . . . . . . . . . . . . . . . . . . . . . . . .       26

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       27

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                                                                    March 31,     December 31,
                                                                                                      2000           1999
                                                                                                  ------------    ------------
                                                                                                   (Unaudited)
Investments in and advances to partnerships                                                       $ 19,860,071    $ 19,683,671
Investment in partnership held for sale                                                              1,425,968       1,285,964
Investment in partnership held in escrow                                                                    --       1,267,871
Cash and cash equivalents                                                                            9,360,042      10,045,683
Acquisition fees, principally paid to related parties, net
  of accumulated amortization of $447,937 and $472,235,respectively                                    380,440         415,398
Property purchase costs, net of accumulated amortization of
  $422,695 and $431,180, respectively                                                                  381,259         401,342
Other assets                                                                                             1,503              --
                                                                                                  ------------    ------------
      Total assets                                                                                $ 31,409,283    $ 33,099,929
                                                                                                  ============    ============

                       LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                                $ 19,449,481    $ 21,540,464
Accrued interest payable                                                                            46,355,592      49,549,160
Accounts payable and accrued expenses                                                                   95,023         168,467
                                                                                                  ------------    ------------
      Total liabilities                                                                             65,900,096      71,258,091
                                                                                                  ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                                     2,000           2,000
    Limited Partners                                                                                60,001,500      60,001,500
                                                                                                  ------------    ------------
                                                                                                    60,003,500      60,003,500

  Less:
    Accumulated distributions to partners                                                           (4,687,201)     (4,687,201)
    Offering costs                                                                                  (6,156,933)     (6,156,933)
    Accumulated losses                                                                             (83,650,179)    (87,317,528)
                                                                                                  ------------    ------------
      Total partners' deficit                                                                      (34,490,813)    (38,158,162)
                                                                                                  -----------     ------------
      Total liabilities and partners' deficit                                                     $ 31,409,283    $ 33,099,929
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

               CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           AND ACCUMULATED LOSSES

                                (Unaudited)

                                                                                                   For the three months ended
                                                                                                            March 31,
                                                                                                  ----------------------------
                                                                                                      2000            1999
                                                                                                  ------------    ------------
Share of income from partnerships                                                                 $    801,428    $    608,303
                                                                                                  ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest income                                                                                    125,841         123,060
                                                                                                  ------------    ------------
  Expenses:
    Interest                                                                                           790,861       1,174,853
    Management fee                                                                                      75,000          75,000
    General and administrative                                                                          68,645          70,020
    Professional fees                                                                                   41,398          25,122
    Amortization of deferred costs                                                                      14,057          15,543
                                                                                                  ------------    ------------
                                                                                                       989,961       1,360,538
                                                                                                  ------------    ------------
      Total other revenue and expenses                                                                (864,120)     (1,237,478)
                                                                                                  ------------    ------------
Loss before extraordinary gain from extinguishment of debt                                             (62,692)       (629,175)

Extraordinary gain from extinguishment of debt                                                       3,730,041         167,774
                                                                                                  ------------    ------------
Net income (loss)                                                                                    3,667,349        (461,401)

Accumulated losses, beginning of period                                                            (87,317,528)    (85,101,002)
                                                                                                  ------------    ------------
Accumulated losses, end of period                                                                 $(83,650,179)   $(85,562,403)
                                                                                                  ============    ============
Net income (loss) allocated to General Partners (1.51%)                                           $     55,377    $     (6,967)
                                                                                                  ============    ============
Net income (loss) allocated to Initial and Special Limited Partners (1.49%)                       $     54,643    $     (6,875)
                                                                                                  ============    ============
Net income (loss) allocated to Additional Limited Partners (97%)                                  $  3,557,329    $   (447,559)
                                                                                                  ============    ============
Net income (loss) per unit of Additional Limited Partnership
  Interest based on 60,000 units outstanding                                                      $      59.29    $      (7.46)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                                                                   For the three months ended
                                                                                                            March 31,
                                                                                                  ----------------------------
                                                                                                      2000            1999
                                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                                               $  3,667,349    $   (461,401)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of income from partnerships                                                                 (801,428)       (608,303)
    Amortization of deferred costs                                                                      14,057          15,543
    Amortization of discount on purchase money notes                                                     8,517         320,297
    Extraordinary gain from extinguishment of debt                                                  (3,730,041)       (167,774)

    Changes in assets and liabilities:
      Increase in other assets                                                                          (1,503)         (5,786)
      Increase in accrued interest payable                                                             782,344         854,556
      Payment of purchase money note interest                                                         (100,000)       (256,352)
      Decrease in accounts payable and accrued expenses                                                (73,444)        (49,922)
                                                                                                  ------------    ------------
        Net cash used in operating activities                                                         (234,149)       (359,142)
                                                                                                  ------------    ------------

Net cash provided by investing activities:
  Receipt of distributions from partnerships                                                           526,008         321,094
                                                                                                  ------------    ------------

Cash flows from financing activities:
  Payoff of purchase money notes and related interest                                                 (977,500)       (370,000)
  Release of investment held in escrow                                                                      --         100,000
                                                                                                  ------------    ------------
        Net cash used in financing activities                                                         (977,500)       (270,000)
                                                                                                  ------------    ------------

Net decrease in cash and cash equivalents                                                             (685,641)       (308,048)

Cash and cash equivalents, beginning of period                                                      10,045,683      10,804,306
                                                                                                  ------------    ------------

Cash and cash equivalents, end of period                                                          $  9,360,042    $ 10,496,258
                                                                                                  ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                        $    728,272    $    256,352
                                                                                                  ============    ============

                 The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of March 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the interim period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 1999.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships
     ----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $19,894,884 (exclusive of unamortized discount on purchase money notes of $564,947) plus aggregate accrued interest of $46,321,616 as of March 31, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $1,700,000, which originally matured on December 31, 1997, has been extended until January 31, 2001. Purchase money notes in the aggregate principal amount of $364,481 matured January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the original aggregate principal amount of $1,760,000 matured on January 1, 1999 and were extended to January 1, 2004. A purchase money note in the principal amount of $900,000 matured on January 1, 1999 and the parties are in the process of negotiating an extension of this note until January 1, 2004. Purchase money notes in the principal amounts of $5,280,000 and $5,290,000 matured in January and February, 1999, respectively, and were not paid or extended. A purchase money note in the original principal amount of $775,000 matured on January 1, 1999, was partially paid, and has been extended to January 1, 2002.
A purchase money note in the original aggregate principal amount of $1,275,000 matured on January 1, 1999, and has been extended to June 30, 2000. A purchase money note in the aggregate principal amount of $734,500 matured on August 1, 1999 and had been extended until January 3, 2000, at which time the Partnership's interest in the related Local Partnership was transferred to the noteholders in exchange for the cancellation of all principal and accrued interest due under the note. A purchase money note in the principal amount of $850,000 matured on June 30, 1999 and has not been paid or extended. Purchase

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

money notes in the aggregate principal amount of $1,365,000 matured on October 1, 1999 and were paid off at a discount in January 2000. The remaining purchase money notes mature during 2002 through 2015.

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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through March 31, 2001, and which remain unpaid or unextended as of May 11, 2000. Excluded from the following chart are purchase money notes which matured through March 31, 2000, and which have been paid off, cancelled, or extended on or before May 11, 2000.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued



                                                                                                      Carrying Amount
                                                                            Aggregate                 of Partnership's
                                                 Aggregate                   Accrued                   Investment in
                     Number of                   Principal                   Interest                 and Advances to
    Purchase         Underlying                   Balance                    Balance                  Underlying Local
   Money Note          Local       Percentage   as of March   Percentage   as of March   Percentage   Partnerships as  Percentage
 (PMN) Maturity     Partnerships    of Total      31, 2000     of Total     31, 2000      of Total    March 31, 2000    of Total
----------------    ------------   ----------   -----------   ----------   -----------   ----------   --------------   ----------
1st Quarter 1999          6           20%       $10,590,000         53%    $22,502,482        48%      $  6,722,028         34%
2nd Quarter 1999          1            4%           850,000          4%      1,693,599         4%         1,373,494          7%
2nd Quarter 2000          1            4%         1,275,000          7%      3,576,957         8%         4,857,524         24%
                       ----          ----       -----------      -----     -----------     -----       ------------      -----
Total through
 3/31/2001                8           27% (a)   $12,715,000         64%    $27,773,038        60%      $ 12,953,046         65%
                       ====          ====       ===========      =====     ===========     =====       ============      =====

Total, Local
  Partnerships           30          100%       $19,894,884        100%    $46,321,616       100%      $ 19,860,071        100%
                       ====          ====       ===========      =====     ===========     =====       ============      =====

(a)  Does not add due to rounding.


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. Based on preliminary discussions with the holders of purchase money notes maturing through March 31, 2001, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate any extension or discounted payoff. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 30 Local Partnerships in which the Partnership is invested as of March 31, 2000, the eight Local Partnerships with associated purchase money notes which mature through March 31, 2001 and which remain unpaid or unextended as of May 11, 2000, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the previous two calendar years.



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


     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 2000 and 1999 was $790,861 and $1,174,853, respectively. Amortization of discount on purchase money notes increased interest expense during the three months ended March 31, 2000 and 1999 by $8,517 and $320,297, respectively. The accrued interest on the purchase money notes of $46,321,616 and $49,515,184 as of March 31, 2000 and December 31, 1999, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

                             MARCH 31, 2000 AND 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                 Bartley Manor, Village Square and Village Green
                 -----------------------------------------------

     In September 1995, the Partnership modified purchase money notes totaling $1,365,000 relating to Bartley Manor, Village Square and Village Green. In accordance with the modification agreement, the Partnership paid a sum applicable to accrued interest, and the maturity dates for the notes were extended from February 1995 to July 1, 1998. On July 1, 1998, the Partnership defaulted on the purchase money notes relating to these Local Partnerships when the notes matured and were not paid. The default amount included principal and accrued interest aggregating $1,365,000 and $2,185,356, respectively. During 1998, the Managing General Partner and the purchase money noteholders reached an agreement to extend the purchase money notes until October 1, 1999. In connection with the extension agreements, in August 1998, the Partnership made interest payments to the purchase money noteholders related to Bartley Manor, Village Square and Village Green. The Partnership defaulted on its purchase money notes related to Bartley Manor, Village Square and Village Green on October 1, 1999, when the notes, as extended, reached maturity and were not paid. The default amounts included aggregate principal and accrued interest of $1,365,000 and $2,427,685. Aggregate accrued interest at December 31, 1999 was $2,474,810. In January 2000, the Partnership paid off the notes at a discount. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $2,865,000 for financial statement purposes in 2000, and in cancellation of indebtedness income of approximately $3 million for federal tax purposes in 2000.

                                  College Park
                                  ------------

     The Partnership defaulted on its purchase money notes related to College Park Limited (College Park) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $880,000 and $1,622,642, respectively. As of May 11, 2000, aggregate principal and accrued interest of $880,000 and $1,840,054, respectively, were due. The Partnership attempted to negotiate with the noteholder of record to extend the maturity dates of the purchase money notes for five years, but received no response. In March 1999, the Partnership received notice of a collection action on the purchase money notes by two individuals who claimed to be the noteholders. The Partnership retained local counsel to defend the lawsuit. On July 26, 1999, the Partnership received notice that the plaintiffs moved to dismiss their lawsuit. On September 7, 1999, the Partnership received notice that a new collection action had been filed in the proper jurisdiction of Mississippi. The purported noteholders indicated that they would not agree to settle the action. Accordingly, to avoid the expense of further litigation, in April 2000, the Partnership transferred its interests in the Local Partnership to the noteholders in exchange for cancellation of the indebtedness. The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in College Park will result in extraordinary gain from extinguishment of debt of approximately $1.4 million for financial statement purposes in 2000, and in cancellation of indebtedness income of approximately $3.2 million for federal tax purposes in 2000.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

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

                                   Glen Agnes
                                   ----------

     The Partnership defaulted on its purchase money note related to Glen Agnes Associates (Glen Agnes) on June 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $850,000 and $1,597,852, respectively. As of May 11, 2000, principal and accrued interest of $850,000 and $1,706,452, respectively, were due.

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

                                  Greeley Manor
                                  -------------

     The Partnership defaulted on its purchase money note related to Greeley Manor Company (Greeley Manor) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $734,500 and $1,365,808, respectively. On October 15, 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to January 3, 2000, in exchange for a partial principal payment. Under the extension agreement, documents transferring the Partnership's interest in Greeley Manor to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note on or before January 3, 2000. In January 2000, the documents were released from escrow and the Partnership's interest in Greeley Manor was transferred to the noteholder. The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in Greeley Manor resulted in extraordinary gain from extinguishment of debt of approximately $865,000 for financial statement purposes in 2000, and in

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

cancellation of indebtedness income of approximately $2,816,000 for federal tax purposes in 2000.

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on the purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of May 11, 2000, principal and accrued interest of $2,600,000 and $4,775,140, respectively, for Heritage Estates I, and $1,800,000 and $2,954,078, respectively, for Heritage Estates II were due. The Managing General Partner is currently exploring options to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II for up to five years. There is no assurance that extensions will be obtained.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Meadow Lanes II
                                 ---------------

     The Partnership defaulted on its purchase money note related to Meadow Lanes II Limited Dividend Housing Associates (Meadow Lanes II) on February 28, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $650,000 and $1,250,201, respectively. As of May 11, 2000, principal and accrued interest of $650,000 and $1,358,123, respectively, were due. The Partnership is currently attempting to negotiate with the noteholder to extend the maturity date of the purchase money note. There is no assurance that an extension will be obtained.

                            Rolling Green at Milford
                            ------------------------

     The Managing General Partner successfully negotiated an extension of the maturity date of the purchase money notes related to Roberts Milford Associates (Rolling Green) from August 31, 1999 to February 28, 2001. These notes have an aggregate original principal amount of $2,250,000. The maturity date was further extended to August 31, 2003 because the Local Partnership refinanced its mortgage loan prior to the expiration of the first extension, which further extension was provided for in the extension agreement. The Partnership's share of the proceeds from the refinancing of the property's first mortgage loan was applied against the purchase money note principal.

     The local managing general partner of Rolling Green has received an offer for the purchase of the property, and the parties have executed a sales contract dated as of February 18, 2000. See Note 2.b. for further information concerning this sale.

                                 Tyee Apartments
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Tyee Associates (Tyee Apartments) on February 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,305,000 and $3,312,902, respectively. As of May 11, 2000, aggregate principal and accrued interest of $1,305,000 and $3,620,824 were due. As of May 11, 2000, the parties are negotiating a discounted payoff of these purchase money notes. Additionally, the local managing general partner has received two offers for the purchase of the property. There is no assurance that either a negotiated discounted payoff of the purchase money notes or a sale of the property will occur.

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of May 11, 2000, principal and accrued interest of $900,000 and $1,880,137 were due. The Managing General

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Partner has reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is awaiting execution of the related documents. There is no assurance that an extension of the maturity date will be finalized.

                               Winchester Gardens
                               ------------------

     The Partnership defaulted on its purchase money notes related to Winchester Gardens on December 31, 1997 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,700,000 and $2,995,648, respectively. On April 7, 1998, the Partnership was served with a complaint by the holders of the purchase money notes suing the Partnership, the Managing General Partner and C.R.H.C., Incorporated (C.R.H.C. is an affiliate of the Managing General Partner), for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which extended the maturity date of the purchase money notes to January 31, 2001. In connection with this settlement, the Partnership granted the noteholders an option during the period January 1, 2000 through June 30, 2000 to purchase the Partnership's and C.R.H.C.'s interests in the Local Partnership for an amount equal to the outstanding principal balance of the purchase money notes plus accrued interest. As of May 11, 2000, the noteholders had not exercised this option. The option is void if the purchase money notes are satisfied prior to exercise of the option.

                                Woodside Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Woodside Village on February 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,335,000 and $7,407,102, respectively. As of May 11, 2000, aggregate principal and accrued interest of $3,335,000 and $8,090,828, respectively, were due. The Partnership received a notice of default from an individual who claimed to be the current noteholder of the smaller note, but the original noteholder initially disputed the validity of her claim. The Partnership received a Notice of Default and U.C.C. Foreclosure of Security Interest on May 10, 1999 with respect to a scheduled sale of 20% of the Partnership's limited partner interest in Woodside Village on June 15, 1999. The Partnership has not received any confirmation that the sale actually took place. The Partnership continues to negotiate a discounted payoff with the first noteholder. Additionally, the local managing general partner has received two offers for the purchase of the property. There is no assurance that a negotiated discounted payoff of the purchase money notes or that a sale of the property will occur.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Property matters
     ----------------

                                    O'Farrell
                                    ---------

     The local managing general partner of O'Farrell Towers Associates (O'Farrell) has received an offer for the purchase of the property, and the parties have executed a sales contract dated as of October 12, 1999, with a revised projected closing date of May or June, 2000. Proceeds received by the Partnership from the sale of this property would be used to pay off, at a discount, the purchase money notes related to O'Farrell. The contract is subject to customary contingencies. Accordingly, there is no assurance that a sale or the payoff of the purchase money notes will occur.

     Due to the impending and likely sale of the property related to the Partnership's investment in O'Farrell, the net unamortized amounts of acquisition fees and property purchase costs related to O'Farrell, which totaled $22,842, were reclassified to investment in partnership held for sale as of December 31, 1999. For the year ended December 31, 1999, distributions from O'Farrell represented approximately three percent of total distributions from Local Partnerships. The Partnership's share of income from O'Farrell was $0 for the three months ended March 31, 2000 and 1999.

                            Rolling Green at Milford
                            ------------------------

     The local managing general partner of Roberts Milford Associates (Rolling Green) has received an offer for the purchase of the property, and the parties have executed a sales contract dated as of February 18, 2000, with a projected closing date of June 30, 2000. Proceeds received by the Partnership from the sale of this property would be used to pay off, at a discount, the purchase money notes related to Rolling Green. The contract is subject to customary contingencies. Accordingly, there is no assurance that a sale of the property or a payoff of the purchase money notes will occur. In the event of a sale of this property, the Partnership's investment in and advances to partnerships would be reduced accordingly. Of the Local Partnerships in which the Partnership was invested as of March 31, 2000 and December 31, 1999, Rolling Green represented approximately 5% and 4%, respectively, of total investments in and advances to partnerships. For the calendar years ended December 31, 1999, and 1998, distributions from Rolling Green represented approximately 0% of total distributions from Local Partnerships. The Partnership's share of income from Rolling Green was $0 for the three months ended March 31, 2000 and 1999.

     Due to the impending and likely sale of the property related to the Partnership's investment in Rolling Green, the investment in and advances to partnerships plus net unamortized amounts of acquisition fees and property purchase costs related to Rolling Green, which totaled $140,004, have been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at March 31, 2000.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

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

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 30 and 31 Local Partnerships in which the Partnership is invested as of March 31, 2000 and 1999, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                 For the three months ended
                                                          March 31,
                                                ----------------------------
                                                    2000             1999
                                                -----------      -----------
       Revenue:
         Rental                                 $ 7,485,399      $ 7,486,322
         Other                                      433,015          586,420
                                                -----------      -----------
           Total revenue                          7,918,414        8,072,742
                                                -----------      -----------

       Expenses:
         Operating                                4,615,344        4,637,321
         Interest                                 1,798,696        1,776,283
         Depreciation and amortization            1,297,617        1,329,741
                                                -----------      -----------
           Total expenses                         7,711,657        7,743,345
                                                -----------      -----------
       Net income                               $   206,757      $   329,397
                                                ===========      ===========


     As of March 31, 2000 and 1999, the Partnership's share of cumulative losses to date for eight and nine, respectively, of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,976,360 and $9,373,238, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

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

     Twelve properties in which the Partnership is invested have Section 8 HAP contracts expiring in 2000 (some of these properties also have related purchase money notes which have matured). The HAP contracts cover substantially all of the apartment units in each property. Currently, rent studies for seven of these properties indicate that the current HAP rents are below fair market rents, and therefore these properties will likely renew the HAP contracts annually until a comprehensive solution is reached with the respective purchase money noteholders. Two of these properties have been, or may be, transferred to the purchase money noteholders in 2000. One property entered the Mark-to-Market program in 1998 with a debt adjustment. Rent studies relating to the remaining three properties are in progress.

     The Section 8 HAP contracts for the following properties initially expired during the government's fiscal year 1998 or 1999, and their renewals expire during the year 2000.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

                                                        Units             Original           Renewed
                                                    Authorized for      Expiration of      Expiration of
                                    Number of      Rental Assistance      Section 8          Section 8
     Property                      Rental Units     Under Section 8     HAP Contract       HAP Contract
     --------                      ------------    -----------------    -------------     --------------
     Bartley Manor                      70                69               07/31/98         05/31/00
     Briar Crest I                      53                53               06/30/98         06/30/00
     Briar Crest II                     49                49               06/30/98         06/30/00
     Briar Hills                        50                33               09/30/98         09/30/00
     Highland Manor                    111               111               02/08/98         05/12/00 (1)
     Indian Hills Townhouses            40                24               09/30/98         09/30/00
     Lakewood Apartments                50                50               08/01/99         07/31/00
     Tyee Apartments                   100                40               07/31/98         07/31/00
     Village Green                      36                36               09/30/98         04/30/00
     Village Square                     48                48               09/30/98         04/30/00
     Winchester Gardens Apartments     206               202               08/31/98         10/05/00
     Woodside Village                  180               114               08/31/98         08/31/00
                                     -----               ---
          Total                        993               829
                                     =====               ===


     (1)  This property entered the Mark-to-Market program in May 1998.  The
          Section 8 HAP contract will be renewed annually.

     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in and advances to Local Partnerships at this time. As of March 31, 2000, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2000 was $8,519,505.

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

                             MARCH 31, 2000 AND 1999

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to-Market program will receive a waiver from the cash flow restriction imposed on the property by the limited dividend limitation.


4.   RELATED-PARTY TRANSACTIONS

      In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $76,003 and $55,054 for the three months ended March 31, 2000 and 1999, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three-month periods ended March 31, 2000 and 1999.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliate for the three months ended March 31, 2000 or 1999.

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

     There is a new HUD-sponsored program generally referred to as "Mark-up-to-Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties which enter the program and which have subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

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

     The Managing General Partner is considering new strategies to deal with the ever changing environment of affordable housing policy. The Section 236 and
Section 221(d)(3) mortgage loans may be eligible for pre-payment in their 18th year or later. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are few lenders that will provide financing either to prepay existing mortgage loans of these types or provide additional funds to allow a property to convert to market rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $9,360,042 as of March 31, 2000, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 11, 2000, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $19,894,884 (exclusive of unamortized discount on purchase money notes of $564,947) plus aggregate accrued interest of $46,321,616 as of March 31, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money notes in the principal amount of $1,700,000, which originally matured on December 31, 1997, has been extended until January 31, 2001. Purchase money notes in the aggregate principal amount of $364,481 matured January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the original aggregate principal amount of $1,760,000 matured on January 1, 1999 and were extended to January 1, 2004. A purchase money note in the principal amount of $900,000 matured on January 1, 1999 and the parties are in the process of

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

negotiating an extension of this note until January 1, 2004. Purchase money notes in the principal amounts of $5,280,000 and $5,290,000 matured in January and February, 1999, respectively, and were not paid or extended. A purchase money note in the original principal amount of $775,000 matured on January 1, 1999, was partially paid, and has been extended to January 1, 2002. A purchase money note in the original aggregate principal amount of $1,275,000 matured on January 1, 1999, and has been extended to June 30, 2000. A purchase money note in the aggregate principal amount of $734,500 matured on August 1, 1999 and had been extended until January 3, 2000, at which time the Partnership's interest in the related Local Partnership was transferred to the noteholders in exchange for the cancellation of all principal and accrued interest due under the note. A purchase money note in the principal amount of $850,000 matured on June 30, 1999 and has not been paid or extended. Purchase money notes in the aggregate principal amount of $1,365,000 matured on October 1, 1999 and were paid off at a discount in January 2000. The remaining purchase money notes mature during 2002 through 2015. See the notes to the consolidated financial statements for additional information concerning these purchase money notes.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. See further discussion of certain purchase money notes in the notes to the consolidated financial statements.

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through March 31, 2001, and which remain unpaid or unextended as of May 11, 2000. Excluded from the following chart are purchase money notes which matured through March 31, 2000, and which have been paid off, cancelled, or extended on or before May 11, 2000.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



                                                                                                      Carrying Amount
                                                                             Aggregate                of Partnership's
                                                 Aggregate                   Accrued                   Investment in
                     Number of                   Principal                   Interest                 and Advances to
    Purchase         Underlying                   Balance                    Balance                  Underlying Local
   Money Note          Local       Percentage   as of March   Percentage   as of March   Percentage   Partnerships as  Percentage
 (PMN) Maturity     Partnerships    of Total      31, 2000     of Total     31, 2000      of Total    March 31, 2000    of Total
----------------    ------------   ----------   -----------   ----------   -----------   ----------   --------------   ----------
1st Quarter 1999          6           20%       $10,590,000         53%    $22,502,482        48%      $  6,722,028         34%
2nd Quarter 1999          1            4%           850,000          4%      1,693,599         4%         1,373,494          7%
2nd Quarter 2000          1            4%         1,275,000          7%      3,576,957         8%         4,857,524         24%
                       ----          ----       -----------      -----     -----------     -----       ------------      -----
Total through
 3/31/2001                8           27% (a)   $12,715,000         64%    $27,773,038        60%      $ 12,953,046         65%
                       ====          ====       ===========      =====     ===========     =====       ============      =====

Total, Local
  Partnerships           30          100%       $19,894,884        100%    $46,321,616       100%      $ 19,860,071        100%
                       ====          ====       ===========      =====     ===========     =====       ============      =====

(a)  Does not add due to rounding.


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. Based on preliminary discussions with the holders of purchase money notes maturing through March 31, 2001, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate any extension or discounted payoff. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 30 Local Partnerships in which the Partnership is invested as of both March 31, 2000, the eight Local Partnerships with associated purchase money notes which mature through March 31, 2001 and which remain unpaid or unextended

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

as of May 11, 2000, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the previous two calendar years.



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


     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 2000 and 1999, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased during the three months ended March 31, 2000 as cash used to pay off three purchase money notes exceeded net cash available from distributions from partnerships.

                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three month period ended March 31, 2000, compared to net loss for the corresponding period in 1999, primarily due to extraordinary gain from extinguishment of debt related to the discounted payoffs of purchase money notes related to Bartley Manor, Village Green and Village Square, and the release of the purchase money note obligation related to Greeley Manor, as discussed in the notes to the consolidated financial statements. Contributing to the increase in the Partnership's net income were an increase in share of income from partnerships due to cash distributions received from four Local Partnerships in which the Partnership's investment had been previously reduced to zero, and a decrease in interest expense due to a decrease in amortization of discount on purchase money notes. Offsetting the increase in the Partnership's net income was an increase in professional fees related to legal fees for the Villa Mirage I and II litigation, as discussed in the notes to the consolidated financial statements.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three months ended March 31, 2000 did not include losses of $216,227, compared to excluded losses of $283,918 for the three months ended March 31, 1999.

     No other significant changes in the Partnership's operations have taken place during this period.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on purchase money notes.


ITEM 5.   OTHER INFORMATION
          -----------------

     On April 2, 2000, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase approximately 2,900 of the outstanding units of additional limited partnership interest (Units) in the Partnership at a price of $40 per Unit. Peachtree is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit. There is no established market for the purchase and sale of Units in the Partnership, although various informal secondary market services exist in addition to the current tender offer by Peachtree. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units in the Partnership.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2000.

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




May 11, 2000                 by: /s/ Michael J. Tuszka
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