Form 10QSB
period 2000-06-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2000-08-10
CIK 722833

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000
                                  -------------


                         Commission file number 0-11962
                                  -------------


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                                  Not applicable
--------------------------             ---------------------------------------
        (Class)                               (Outstanding at June 30, 2000)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000



                                                                           Page
                                                                           ----

PART I.           Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheets - June 30, 2000
                      and December 31, 1999...............................   1

                  Consolidated Statements of Operations and Accumulated
                      Losses - for the three and six months ended
                      June 30, 2000 and 1999..............................   2

                  Consolidated Statements of Cash Flows - for
                      the six months ended June 30, 2000 and 1999.........   3

                  Notes to Consolidated Financial Statements -
                      June 30, 2000 and 1999..............................   4

Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of
                      Operations..........................................  19


PART II.          Other Information

Item 3.           Defaults Upon Senior Securities.........................  24

Item 5.           Other Information.......................................  24

Item 6.           Exhibits and Reports on Form 8-K........................  25

Signature             ....................................................  26

Exhibit Index.............................................................  27

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                                                                            June 30,      December 31,
                                                                                             2000            1999
                                                                                          ------------    ------------
                                                                                          (Unaudited)
Investments in and advances to partnerships ...........................................   $ 16,050,606    $ 19,683,671
Investment in partnerships held for sale ..............................................      4,007,713       1,285,964
Investment in partnership held in escrow ..............................................           --         1,267,871
Cash and cash equivalents .............................................................      9,599,413      10,045,683
Acquisition fees, principally paid to related parties, net
  of accumulated amortization of $374,274 and $472,235,
  respectively ........................................................................        306,322         415,398
Property purchase costs, net of accumulated amortization of
  $375,897 and $431,180, respectively .................................................        330,181         401,342
Other assets ..........................................................................          1,721            --
                                                                                          ------------    ------------

      Total assets ....................................................................   $ 30,295,956    $ 33,099,929
                                                                                          ============    ============


                                                      LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ....................................................   $ 16,371,710    $ 21,540,464
Accrued interest payable ..............................................................     36,931,433      49,549,160
Accounts payable and accrued expenses .................................................        131,769         168,467
                                                                                          ------------    ------------
      Total liabilities ...............................................................     53,434,912      71,258,091
                                                                                          ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners ..................................................................          2,000           2,000
    Limited Partners ..................................................................     60,001,500      60,001,500
                                                                                          ------------    ------------

                                                                                            60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .............................................     (4,687,201)     (4,687,201)
    Offering costs ....................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ................................................................    (72,298,322)    (87,317,528)
                                                                                          ------------    ------------
      Total partners' deficit .........................................................    (23,138,956)    (38,158,162)
                                                                                          ------------    ------------

      Total liabilities and partners' deficit .........................................   $ 30,295,956    $ 33,099,929
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

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                               For the three months ended            For the six months ended
                                                                        June 30,                               June 30,
                                                              ------------------------------       -----------------------------
                                                                  2000              1999               2000             1999
                                                              ------------      ------------       ------------     ------------
Share of income from partnerships                             $    482,658      $    247,277       $  1,284,086     $    855,580
                                                              ------------      ------------       ------------     ------------

Other revenue and expenses:

  Revenue:
    Interest and other income                                      142,039           120,454            267,880          243,514
                                                              ------------      ------------       ------------     ------------

  Expenses:
    Interest                                                       733,580           906,764          1,524,441        2,081,617
    Management fee                                                  75,000            75,000            150,000          150,000
    General and administrative                                      92,101            70,571            160,746          140,591
    Professional fees                                               41,397            25,521             82,795           50,643
    Amortization of deferred costs                                  11,990            15,543             26,047           31,086
                                                              ------------      ------------       ------------     ------------
                                                                   954,068         1,093,399          1,944,029        2,453,937
                                                              ------------      ------------       ------------     ------------
      Total other revenue and expenses                            (812,029)         (972,945)        (1,676,149)      (2,210,423)
                                                              ------------      ------------       ------------     ------------

Loss before gain on disposition of
  investment in partnership                                       (329,371)         (725,668)          (392,063)      (1,354,843)

Gain on disposition of investment in partnership                 4,268,325                -           4,268,325               --
                                                              ------------      ------------       ------------     ------------

Income (loss) before extraordinary gain from
  extinguishment of debt                                         3,938,954          (725,668)         3,876,262       (1,354,843)

Extraordinary gain from extinguishment of debt                   7,412,903                -          11,142,944          167,774
                                                              ------------      ------------       ------------     ------------

Net income (loss)                                               11,351,857          (725,668)        15,019,206       (1,187,069)

Accumulated losses, beginning of period                        (83,650,179)      (85,562,403)       (87,317,528)     (85,101,002)
                                                              ------------      ------------       ------------     ------------

Accumulated losses, end of period                             $(72,298,322)     $(86,288,071)      $(72,298,322)    $(86,288,071)
                                                              ============      ============       ============     ============

Net income (loss) allocated to General Partners (1.51%)       $    171,413      $    (10,958)      $    226,790     $    (17,925)
                                                              ============      ============       ============     ============

Net income (loss) allocated to Initial and Special
  Limited Partners (1.49%)                                    $    169,143      $    (10,812)      $    223,786     $    (17,687)
                                                              ============      ============       ============     ============

Net income (loss) allocated to Additional Limited
  Partners (97%)                                              $ 11,011,301      $   (703,898)      $ 14,568,630     $ (1,151,457)
                                                              ============      ============       ============     ============

Net income (loss) per unit of Additional Limited
  Partner Interest based on 60,000 units outstanding          $     183.52      $     (11.73)      $     242.81     $     (19.19)
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

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                 For the six months ended
                                                                         June 30,
                                                               -----------------------------
                                                                   2000            1999
                                                               ------------    ------------
Cash flows from operating activities:
  Net income (loss) ........................................   $ 15,019,206    $ (1,187,069)

  Adjustments  to  reconcile  net  income (loss) to net cash used in  operating activities:
    Share of income from partnerships ......................     (1,284,086)       (855,580)
    Amortization of deferred costs .........................         26,047          31,086
    Amortization of discount on purchase money notes .......         17,034         346,215
    Gain on disposition of investment in partnership .......     (4,268,325)           --
    Extraordinary gain from extinguishment of debt .........    (11,142,944)       (167,774)

    Changes in assets and liabilities:
      (Increase) decrease in other assets ..................         (1,721)          5,982
      Increase in accrued interest payable .................      1,507,407       1,735,402
      Payment of purchase money note interest ..............       (266,741)       (343,766)
      Decrease in accounts payable and accrued expenses ....        (36,698)        (29,325)
                                                               ------------    ------------
        Net cash used in operating activities ..............       (430,821)       (464,829)
                                                               ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ...............        962,051         705,252
  Proceeds from disposition of investment in partnership ...      4,347,122            --
                                                               ------------    ------------
        Net cash provided by investing activities ..........      5,309,173         705,252
                                                               ------------    ------------

Cash flows from financing activities:
  Payment of purchase money note principal .................           --          (425,000)
  Payoff of purchase money notes and related interest ......     (5,324,622)       (370,000)
  Release of investment held in escrow .....................           --           100,000
                                                               ------------    ------------
        Net cash used in financing activities ..............     (5,324,622)       (695,000)
                                                               ------------    ------------

Net decrease in cash and cash equivalents ..................       (446,270)       (454,577)

Cash and cash equivalents, beginning of period .............     10,045,683      10,804,306
                                                               ------------    ------------

Cash and cash equivalents, end of period ...................   $  9,599,413    $ 10,349,729
                                                               ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .................   $  4,735,848    $    343,766
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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 AND 1999

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of June 30, 2000, and the results of its operations for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the interim periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.       Due on investments in partnerships
         ----------------------------------

         The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $16,808,596 (exclusive of unamortized discount on purchase money notes of $556,430) plus aggregate accrued interest of $36,897,457 as of June 30, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $1,700,000, which originally matured on December 31, 1997, had been extended until January 31, 2001, however, in June 2000, the noteholder purchased the Partnership's interest in the amount equal to the outstanding principal plus accrued interest balance of the purchase money note. Purchase money notes in the aggregate principal amount of $364,481 matured January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the original aggregate principal amount of $1,760,000 matured on January 1, 1999 and were extended to January 1, 2004. A purchase money note in the principal amount of $900,000 matured on January 1, 1999 and the parties are in the process of negotiating an extension of this note until January 1, 2004. Purchase money notes in the principal amounts of $4,400,000 and $5,290,000 matured in January and February, 1999, respectively, and were not paid or extended. A purchase money note in the original principal amount of $775,000 matured on January 1, 1999, was partially paid, and has been extended to January 1, 2002. A purchase money note in the original principal

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 AND 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

amount of $1,275,000 matured on January 1, 1999, and has been extended to January 15, 2001. A purchase money note in the principal amount of $734,500 matured on August 1, 1999 and had been extended until January 3, 2000, at which time the Partnership's interest in the related Local Partnership was transferred to the noteholders in exchange for the cancellation of all principal and accrued interest due under the note. A purchase money note in the principal amount of $850,000 matured on June 30, 1999 and has not been paid or extended. Purchase money notes in the aggregate principal amount of $1,365,000 matured on October 1, 1999 and were paid off at a discount in January 2000. A purchase money note in the original principal amount of $2,250,000, with an extended maturity of August 31, 2003, was paid off, at a discount, on May 31, 2000. The remaining purchase money notes mature during 2002 through 2015.

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

         The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through June 30, 2001, and which remain unpaid or unextended as of August 10, 2000. Excluded from the following chart are purchase money notes which matured through June 30, 2000, and which have been paid off, cancelled, or extended on or before August 10, 2000.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 AND 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                                                                 Carrying Amount
                                                                       Aggregate                 of Partnership's
                                             Aggregate                  Accrued                  Investments in
                   Number of                 Principal                  Interest                 and Advances to
   Purchase        Underlying                 Balance                   Balance                  Underlying Local
  Money Note         Local       Percentage  as of June   Percentage   as of June   Percentage   Partnerships as    Percentage
(PMN) Maturity    Partnerships    of Total    30, 2000     of Total     30, 2000     of Total    of June 30, 2000  of Total
---------------   ------------   ----------  -----------  ----------   -----------  ----------   ----------------   ----------
1st Quarter 1999        6           22%      $10,590,000        63%    $22,894,555       62%      $ 6,872,273            34%
2nd Quarter 1999        1            4%          850,000         5%      1,722,126        5%        1,353,632             7%
1st Quarter 2001        1            4%        1,275,000         8%      3,640,465       10%        4,880,223            25%
                     ----          ----      -----------     -----     -----------    -----       -----------         -----
Total through
 6/30/2001              8           30%      $12,715,000        76%    $28,257,146       77%      $13,106,128            66%
                     ====          ====      ===========     =====     ===========    =====       ===========         =====

Total, Local
  Partnerships         27          100%      $16,808,596 (1)   100%    $36,897,457 (1) 100%       $19,961,274 (2)       100%
                     ====          ====      ===========     =====     ===========   =====        ===========         =====

(1) Does not include discount, or amounts payable to a local general partner.
(2) Includes $3,910,668 for two partnerships reported as investment in partnerships held for sale on the consolidated balance sheet at June 30, 2000.

         The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, upon maturity of the purchase money notes, in the event that the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 27 Local Partnerships in which the Partnership is invested as of June 30, 2000, the eight Local Partnerships with associated purchase money notes which mature through June 30, 2001 and which remain unpaid or unextended as of August 10, 2000, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 AND 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                            Percentage of Total         Partnership's Share of
                For the Year               Distributions Received            Income from
                   Ended                   from Local Partnerships        Local Partnerships
             -----------------             -----------------------      ----------------------
             December 31, 1999                       20%                     $1,195,030
             December 31, 1998                        4%                     $  959,816

         The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

         Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 2000 was $733,580 and $1,524,441, respectively and $906,764 and $2,081,617 for the three and six months ended
June, 1999, respectively. Amortization of discount on purchase money notes increased interest expense for the three and six months ended June 30, 2000 by $8,517 and $17,034, respectively, and by $25,918 and $346,215 for the three and six months ended June 30, 1999, respectively. The accrued interest payable on the purchase money notes of $36,897,457 and $49,515,184 as of June 30, 2000 and December 31, 1999, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                 Audubon Towers
                                 --------------

         The Partnership defaulted on the purchase money note related to Audubon Towers Limited Partnership (Audubon Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,275,000 and $3,272,276, respectively. In August 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to June 30, 2000, in exchange for payment of a fee not applicable to the note balance. In June 2000, the Partnership made a payment, applicable to the purchase money note balance, extending the maturity date to January 15, 2001. The maturity date may be further extended through January 2, 2003, in the event certain additional payments are made. Under the extension agreement, documents transferring the Partnership's interest in Audubon Towers to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note at final maturity.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 AND 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                 Bartley Manor, Village Square and Village Green
                 -----------------------------------------------

         The Partnership defaulted on its purchase money notes related to Bartley Manor, Village Square and Village Green on October 1, 1999, when the notes, as extended, reached maturity and were not paid. The default amounts included aggregate principal and accrued interest of $1,365,000 and $2,427,685. Aggregate accrued interest at December 31, 1999 was $2,474,810. In January 2000, the Partnership paid off the notes at a discount. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $2,865,417 for financial statement purposes in 2000, and in cancellation of indebtedness income of approximately $3.0 million for federal tax purposes in 2000.

                                  College Park
                                  ------------

         The Partnership defaulted on its purchase money notes related to College Park Limited (College Park) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $880,000 and $1,622,642, respectively. The Partnership attempted to negotiate with the noteholder of record to extend the maturity dates of the purchase money notes for five years, but received no response. In March 1999, the Partnership received notice of a collection action on the purchase money notes by two individuals who claimed to be the noteholders. The Partnership retained local counsel to defend the lawsuit. On July 26, 1999, the Partnership received notice that the plaintiffs moved to dismiss their lawsuit. On September 7, 1999, the Partnership received notice that a new collection action had been filed in the proper jurisdiction of Mississippi. The purported noteholders indicated that they would not agree to settle the action. Accordingly, to avoid the expense of further litigation, in May 2000, the Partnership transferred its interests in the Local Partnership to the noteholders in exchange for cancellation of the indebtedness. The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in College Park resulted in extraordinary gain from extinguishment of debt of $1,444,511 for financial statement purposes in 2000, and in total income of $3,234,342 for federal tax purposes in 2000.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 AND 1999

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

                                   Glen Agnes
                                   ----------

         The Partnership defaulted on its purchase money note related to Glen Agnes Associates (Glen Agnes) on June 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $850,000 and $1,597,852, respectively. As of August 10, 2000, principal and accrued interest of $850,000 and $1,734,979, respectively, were due.

         In November 1999, the noteholder filed an action to foreclose on the Partnership's interest in the Local Partnership. Counsel for the noteholder have refused to respond to the Partnership's queries, but have taken no further action in the litigation. In the meantime, an affiliate of the noteholder offered to purchase the Partnership's interest in the Local Partnership for a combination of cash and the assumption of the purchase money note. Any transfer of the Partnership's interest in the Local Partnership would have to be approved by the California Housing Finance Agency. There is no assurance that such approval will be obtained, or that a transfer will take place.

                                  Greeley Manor
                                  -------------

         The Partnership defaulted on its purchase money note related to Greeley Manor Company (Greeley Manor) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $734,500 and $1,365,808, respectively. On October 15, 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to January 3, 2000, in exchange for a partial principal payment. Under the extension agreement, documents transferring the Partnership's interest in Greeley Manor to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note on or before January 3, 2000. In January 2000, the documents were released from escrow and the Partnership's interest in Greeley Manor was transferred to the noteholder. The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in Greeley Manor resulted in extraordinary gain from extinguishment of debt of $864,624 for financial statement purposes in 2000, and in cancellation of indebtedness income of approximately $2,816,000 for federal tax purposes in 2000.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 AND 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

         The Partnership defaulted on the purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of August 10, 2000, principal and accrued interest of $2,600,000 and $4,862,156, respectively, for Heritage Estates I, and $1,800,000 and $3,012,084, respectively, for Heritage Estates II were due. The Managing General Partner is currently exploring options to extend the maturity dates of the purchase money notes related to Heritage
Estates I and Heritage Estates II for up to five years. There is no assurance that extensions will be obtained.

                                 Highland Manor
                                 --------------

         The Partnership and the holders of the purchase money notes (in the original principal amount of $1,760,000) related to Highland Manor, Limited (Highland Manor) have extended the maturity date thereof from January 1, 1999 to January 1, 2004, subject to the noteholders' right to accelerate the maturity date upon nine months' notice. In connection with the extension, in addition to the payments required to be made to the noteholders by the Partnership from cash flow distributions from Highland Manor, the Partnership agreed to make annual payments to the noteholders on January 15th of each calendar year commencing January 15, 2000. On October 23, 1998, the Partnership made a payment of interest, which was held in escrow, along with the purchase money note modification documents, until January 1999, at which time the funds were released to the noteholders. This payment has been, and subsequent payments will be, applied first to payment of accrued interest, and thereafter to principal. In January 2000, the Partnership made the annual payment as agreed under the extension documents.

                               Lakewood Apartments
                               -------------------

         The Partnership defaulted on its purchase money notes related to Eufaula Apartments, Limited (Lakewood Apartments) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $364,481 and $169,468, respectively. On February 5, 1999, the Partnership paid off, at a discount, the purchase money notes related to Lakewood Apartments. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $167,774 for financial statement purposes in 1999, and in cancellation of indebtedness income of approximately $180,000 for federal tax purposes in 1999.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 AND 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Meadow Lanes II
                                 ---------------

         The Partnership defaulted on its purchase money note related to Meadow Lanes II Limited Dividend Housing Associates (Meadow Lanes II) on February 28, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $650,000 and $1,250,201, respectively. As of August 10, 2000, principal and accrued interest of $650,000 and $1,380,503, respectively, were due. The Partnership is currently attempting to negotiate with the noteholder to extend the maturity date of the purchase money note. There is no assurance that an extension will be obtained.

                            Rolling Green at Milford
                            ------------------------

         The Managing General Partner successfully negotiated an extension of the maturity date of the purchase money notes related to Roberts Milford Associates (Rolling Green) from August 31, 1999 to February 28, 2001. These notes had an aggregate original principal amount of $2,250,000. The maturity date was further extended to August 31, 2003 because the Local Partnership refinanced its mortgage loan prior to the expiration of the first extension, which further extension was provided for in the extension agreement. The Partnership's share of the proceeds from the refinancing of the property's first mortgage loan was applied against the purchase money note principal.

         On May 31, 2000, Rolling Green at Milford was sold. The entire sales proceeds to the Partnership were used to payoff, at a discount, the Partnership's purchase money note obligation related to this property. The sale resulted in gain on disposition of investment in partnership of $4,268,325 and in extraordinary gain from extinguishment of debt of $734,988 for financial statement purposes in 2000, and in total income of $8,661,478 for federal tax purposes in 2000. The Managing General Partner of the Partnership and/or its affiliates will not receive any fees relating to the sale.

                                 Tyee Apartments
                                 ---------------

         The Partnership defaulted on its purchase money notes related to Tyee Associates (Tyee Apartments) on February 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,305,000 and $3,312,902, respectively. As of August 10, 2000, aggregate principal and accrued interest of $1,305,000 and $3,680,966 were due. As of August 10, 2000, the parties are negotiating a discounted payoff of these purchase money notes. Additionally, the local managing general partner has entered into a contract for the sale of the property. There is no assurance that either a negotiated discounted payoff of the purchase money notes or a sale of the property will occur.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 AND 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

         Due to the impending and likely sale of the property related to the Partnership's investment in Tyee Apartments, the investment in and advances to partnerships plus net unamortized amounts of acquisition fees and property purchase costs related to Tyee Apartments, which totaled $625,086, were reclassified to investment in partnerships held for sale as of June 30, 2000. For the year ended December 31, 1999, distributions from Tyee Apartments represented approximately 0 percent of total distributions from Local Partnerships. The Partnership's share of income from Tyee Apartments was $96,889 and $139,977 for the three and six months ended June 30, 2000, respectively, and $51,938 and $95,783 for the three and six months ended June 30, 1999, respectively.

                                Victorian Towers
                                ----------------

         The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of August 10, 2000, principal and accrued interest of $900,000 and $1,911,124 were due. The Managing General Partner has reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is awaiting execution of the related documents. There is no assurance that an extension of the maturity date will be finalized.

                               Winchester Gardens
                               ------------------

         The Partnership defaulted on its purchase money notes related to New Winchester Gardens, Ltd. (Winchester Gardens) on December 31, 1997 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,700,000 and $2,995,648, respectively. On April 7, 1998, the Partnership was served with a complaint by the holders of the purchase money notes suing the Partnership, the Managing General Partner and C.R.H.C., Incorporated (C.R.H.C. is an affiliate of the Managing General Partner), for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which extended the maturity date of the purchase money notes to January 31, 2001. In connection with this settlement, the Partnership granted the noteholders an option during the period January 1, 2000 through June 30, 2000 to purchase the Partnership's and C.R.H.C.'s interests in the Local Partnership for an amount equal to the outstanding principal balance of the purchase money notes plus accrued interest. On June 23, 2000, pursuant to the option agreement, the noteholder purchased the interests in Winchester Gardens in exchange for purchase money note principal and accrued interest of $1,700,000 and $3,579,026, respectively, resulting in extraordinary gain from extinguishment of debt of $5,233,404 for financial statement purposes in 2000, and in total income of $7,406,388 for federal tax purposes in 2000.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 AND 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Woodside Village
                                ----------------

         The Partnership defaulted on its two purchase money notes related to Woodside Village Limited Partnership (Woodside Village) on February 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,335,000 and $7,407,102, respectively. As of August 10, 2000, aggregate principal and accrued interest of $3,335,000 and $8,224,371, respectively, were due. The Partnership received a notice of default from an individual who claimed to be the current noteholder of the smaller note, but the original noteholder initially disputed the validity of her claim. The Partnership received a Notice of Default and U.C.C. Foreclosure of Security Interest on May 10, 1999 with respect to a scheduled sale of 20% of the Partnership's limited partner interest in Woodside Village on June 15, 1999. The Partnership has not received any confirmation that the sale actually took place. The Partnership continues to negotiate a discounted payoff with the noteholder of the larger note. Additionally, the local managing general partner has entered into a contract for the sale of the property. There is no assurance that a negotiated discounted payoff of the purchase money notes or that a sale of the property will occur.

         Due to the impending and likely sale of the property related to the Partnership's investment in Woodside Village, the investment in and advances to partnerships plus net unamortized amounts of acquisition fees and property purchase costs related to Woodside Village, which totaled $3,359,785, were reclassified to investment in partnerships held for sale as of June 30, 2000. For the year ended December 31, 1999, distributions from Woodside Village represented approximately 30 percent of total distributions from Local Partnerships. The Partnership's share of income from Woodside Village was $133,265 and $266,531 for the three and six months ended June 30, 2000, respectively, and $88,429 and $166,365 for the three and six months ended June 30, 1999, respectively.

b.       Property matters
         ----------------

                                    O'Farrell
                                    ---------

         The local managing general partner of O'Farrell Towers Associates (O'Farrell) received an offer for the purchase of the property, and the parties executed a sales contract dated as of October 12, 1999, with a closing date of August 4, 2000. Proceeds received by the Partnership from the sale of this property were used to pay off, at a discount, the purchase money notes related to O'Farrell. The sale of O'Farrell resulted in gain on disposition of investment in partnership of approximately $2,539,000 and in extraordinary gain on extinguishment of debt of approximately $280,000 for financial statement

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 AND 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

purposes in 2000, and in a total gain of approximately $4,415,000 for federal tax purposes in 2000.

         Due to the sale of the property related to the Partnership's investment in O'Farrell, the net unamortized amounts of acquisition fees and property purchase costs related to O'Farrell, which totaled $22,842, were reclassified to investment in partnerships held for sale as of December 31, 1999. For the year ended December 31, 1999, distributions from O'Farrell represented approximately three percent of total distributions from Local Partnerships. The Partnership's share of income from O'Farrell was $0 for the six months ended June 30, 2000 and 1999.

                            Rolling Green at Milford
                            ------------------------

         On May 31, 2000, Rolling Green at Milford was sold. See Note 2.a. of the notes to financial statements for further information concerning this sale.

                       Villa Mirage I and Villa Mirage II
                       ----------------------------------

         The Partnership's affiliate, C.R.H.C., Incorporated (CRHC), removed the Local Managing General Partner (LMGP) of both Villa Mirage I and Villa Mirage II in December 1999, due to its failure to address problems identified in the 1998 audited financial statements of those lower tier partnerships, including overpayments to itself and its affiliated property management company. The removed LMGP and its shareholder and another unrelated local general partner filed lawsuits against the Partnership and CRHC with respect to both Villa Mirage I and II seeking, among other things, an accounting and dissolution of the partnerships and damages for alleged breaches of the respective partnership agreements (for refusal to approve proposed sales of the properties). The lawsuits do not purport to enjoin or reverse the removals of the LMGP. Subsequently, the same plaintiffs filed injunction actions seeking to compel the sales of the properties owned by Villa Mirage I and II. CRHC and the Partnership moved to have both lawsuits stayed while the disputes are resolved by arbitration in accordance with the respective Local Partnership agreements. After several hearings, CRHC and the Partnerships' motions were granted. The arbitration is scheduled for September 2000. As the properties' mortgage lender has refused to consent to prepayment of the mortgages to permit the sales proposed by the LMGP, it is not clear to the Partnership at this time what the LMGP hopes to gain from the arbitration, but the LMGP's counsel has not responded to written or telephonic queries.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 AND 1999

                                   (Unaudited)


c.       Summarized financial information
         --------------------------------

         Combined statements of operations for the 27 and 31 Local Partnerships in which the Partnership was invested as of June 30, 2000 and 1999, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations for the three and six months ended June 30, 2000 include information for Rolling Green at Milford through the date of sale.

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                For the three months ended            For the six months ended
                                                                         June 30,                             June 30,
                                                               ------------------------------       ----------------------------
                                                                   2000              1999               2000             1999
                                                               ------------      ------------       ------------     ------------
Revenue:
  Rental                                                       $  6,974,692      $  7,368,238       $ 14,460,091     $ 14,854,560
  Other                                                             349,416           113,061            782,431          699,481
                                                               ------------      ------------       ------------     ------------
        Total revenue                                             7,324,108         7,481,299         15,242,522       15,554,041
                                                               ------------      ------------       ------------     ------------
Expenses:
  Operating                                                       4,007,253         4,413,787          8,622,597        9,051,108
  Interest                                                        1,776,747         1,776,286          3,575,443        3,552,569
  Depreciation and amortization                                   1,273,235         1,329,741          2,570,852        2,659,482
                                                               ------------      ------------       ------------     ------------
        Total expenses                                            7,057,235         7,519,814         14,768,892       15,263,159
                                                               ------------      ------------       ------------     ------------
Net income (loss)                                              $    266,873      $    (38,515)      $    473,630     $    290,882
                                                               ============      ============       ============     ============



         As of June 30, 2000 and 1999, the Partnership's share of cumulative losses to date for seven and nine, respectively, of the 27 and 31 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,382,528 and $9,657,159, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 AND 1999

                                   (Unaudited)


3.       AFFORDABLE HOUSING LEGISLATION - Continued

rents  reduced  to 100% of fair  market  rents  (Mark-to-Market).  All  expiring
Section 8 HAP contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration
(FHA), became subject to the Mark-to-Market legislation.

         Mark-to-Market implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. Each affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This may involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan will be converted to a non-performing but accruing (soft) second mortgage loan.

         Eleven properties in which the Partnership is invested have Section 8 HAP contracts expiring in 2000 (some of these properties also have related purchase money notes which have matured). The HAP contracts cover substantially all of the apartment units in each property. During the first half of 2000, three properties renewed their HAP contracts for one year, thereby extending the maturity dates to April and May 2001. Two properties entered into four-year contract renewals with either budget based rent increases or operating cost adjustment increases. Two properties are under contract to be sold in the second half of 2000. Two properties have applied to participate in the Mark-up-to-Market program discussed further herein. Rents studies on two properties whose HAP contracts expire in 2000 indicate HAP rents are in excess of fair market rents, and therefore these properties will most likely apply for a one-year renewal of their respective HAP contracts.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 AND 1999

                                   (Unaudited)

3.       AFFORDABLE HOUSING LEGISLATION - Continued

         The Section 8 HAP contracts for the following properties initially expired during the government's fiscal year 1998 or 1999, and have been renewed as indicated.

                                                                  Units               Original              Renewed
                                                              Authorized for        Expiration of         Expiration of
                                           Number of         Rental Assistance        Section 8             Section 8
          Property                        Rental Units        Under Section 8       HAP Contract          HAP Contract
          --------                        ------------       -----------------      -------------        --------------
          Bartley Manor                          70                 69                 07/31/98            05/31/01 (5)
          Briar Crest I                          53                 53                 06/30/98            09/30/00 (3)
          Briar Crest II                         49                 49                 06/30/98            09/30/00 (3)
          Briar Hills                            50                 33                 09/30/98            09/30/00 (2)
          Highland Manor                        111                111                 02/08/98            05/12/04 (1)
          Indian Hills Townhouses                40                 24                 09/30/98            09/30/00 (2)
          Lakewood Apartments                    50                 50                 08/01/99            07/31/04 (4)
          Tyee Apartments                       100                 40                 07/31/98            07/31/00 (6)
          Village Green                          36                 36                 09/30/98            04/30/01 (5)
          Village Square                         48                 48                 09/30/98            04/30/01 (5)
          Woodside Village                      180                114                 08/31/98            08/31/00 (6)
                                              -----                ---
               Total                            787                627
                                              =====                ===

         (1) This property entered the Mark-to-Market program in May 1998. The Section 8 HAP contract was renewed for four years on 05/12/00 to 05/12/04 at current rents with an operating cost adjustment factor.
         (2) The Managing General Partner expects that these Section 8 HAP contracts will be renewed for one year upon expiration.
         (3)      Three month renewal, property has applied for Mark-up-to-
                  Market.
         (4)      Renewed for four years with budget based rent increases.
         (5)      Renewed in 2000 for one year.
         (6)      Property under contract for sale in September 2000.


         With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in and advances to Local Partnerships at this time. As of June 30, 2000, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2000 was $8,610,196.

         There is a new HUD-sponsored program generally referred to as "Mark-up-to- Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 AND 1999

                                   (Unaudited)


3.       AFFORDABLE HOUSING LEGISLATION - Continued

         In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to-Market program will receive increased cash flow, as the limited dividend will be increased in an amount equal to the increase in gross revenues.


4.       RELATED PARTY TRANSACTIONS

          In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $75,225 and $151,228 for the three and six month periods ended June 30, 2000, respectively, and $58,387 and $113,440 for the three and six month periods ended June 30, 1999, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 and $150,000 for each of the three and six month periods ended June 30, 2000 and 1999, respectively.

         The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the three and six month periods ended June 30, 2000 or 1999. The Managing General Partner was paid a disposition fee of $244,000 for the sale of O'Farrell on August 4, 2000.

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

                                     General
                                     -------

         Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has sold or refinanced, and will continue to sell or refinance, certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

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

         Mark-to-Market implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. Each affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This may involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan will be converted to a non-performing but accruing (soft) second mortgage loan.

         Eleven properties in which the Partnership is invested have Section 8 HAP contracts expiring in 2000 (some of these properties also have related purchase money notes which have matured). The HAP contracts cover substantially all of

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                           CONDITION AND RESULTS OF OPERATIONS - Continued
                           -----------------------------------

the apartment units in each property. During the first half of 2000, three properties renewed their HAP contracts for one year, thereby extending the maturity dates to April and May 2001. Two properties entered into four-year contract renewals with either budget based rent increases or operating cost adjustment increases. Two properties are under contract to be sold in the second half of 2000. Two properties have applied to participate in the Mark-up-to-Market program discussed further herein. Rents studies on two properties whose HAP contracts expire in 2000 indicate HAP rents are in excess of fair market rents, and therefore these properties will most likely apply for a one-year renewal of their respective HAP contracts.

         In many instances, the Mark-to-Market rental rate restructuring may require the write down of an FHA-insured mortgage loan, which would trigger cancellation of indebtedness income to the partners, a taxable event, even though no actual cash is received. Additionally, if the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate. However, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest will not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time.

         There is a new HUD-sponsored program generally referred to as "Mark-up-to- Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

         In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to-Market program will receive increased cash flow, as the limited dividend will be increased in an amount equal to the increase in gross revenues.

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

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                           CONDITION AND RESULTS OF OPERATIONS - Continued
                           -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

         The Partnership's liquidity, with unrestricted cash resources of $9,599,413 as of June 30, 2000, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 10, 2000, there were no material commitments for capital expenditures.

         The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $16,808,596 (exclusive of unamortized discount on purchase money notes of $556,430) plus aggregate accrued interest of $36,897,457 as of June 30, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $1,700,000, which originally matured on December 31, 1997, had been extended until January 31, 2001, however, in June 2000, the noteholder purchased the Partnership's interest in the amount equal to the outstanding principal plus accrued interest balance of the purchase money note. Purchase money notes in the principal amount of $364,481 matured January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the original principal amount of $1,760,000 matured on January 1, 1999 and were extended to January 1, 2004. A purchase money note in the principal amount of $900,000 matured on January 1, 1999 and the parties are in the process of negotiating an extension of this note until January 1, 2004. Purchase money notes in the principal amounts of $4,400,000 and $5,290,000 matured in January and February, 1999, respectively, and were not paid or extended. A purchase money note in the original principal amount of $775,000 matured on January 1, 1999, was partially paid, and has been extended to January 1, 2002. A purchase money note in the original principal amount of $1,275,000 matured on January 1, 1999, and has been extended to January 15, 2001. A purchase money note in the principal amount of $734,500 matured on August 1, 1999 and had been extended until January 3, 2000, at which time the Partnership's interest in the related Local Partnership was transferred to the noteholders in exchange for the cancellation of all principal and accrued interest due under the note. A purchase money note in the principal amount of $850,000 matured on June 30, 1999 and has not been paid or extended. Purchase money notes in the aggregate principal amount of $1,365,000 matured on October 1, 1999 and were paid off at a discount in January 2000. A purchase money note in the original principal amount of $2,250,000 with an extended maturity of August 31, 2003, was paid off, at a discount, on May 31, 2000. The remaining purchase money notes mature during 2002 through 2015. See the notes to the consolidated financial statements for additional information concerning these purchase money notes.

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

         The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through June 30, 2001, and which remain unpaid or unextended as of August 10, 2000. Excluded from the following chart are purchase money notes which matured through June 30, 2000, and which have been paid off, cancelled, or extended on or before August 10, 2000.

                                                                                                 Carrying Amount
                                                                       Aggregate                 of Partnership's
                                             Aggregate                  Accrued                  Investments in
                   Number of                 Principal                  Interest                 and Advances to
   Purchase        Underlying                 Balance                   Balance                  Underlying Local
  Money Note         Local       Percentage  as of June   Percentage   as of June   Percentage   Partnerships as    Percentage
(PMN) Maturity    Partnerships    of Total    30, 2000     of Total     30, 2000     of Total    of June 30, 2000    of Total
---------------   ------------   ----------  -----------  ----------   -----------  ----------   ----------------   ----------
1st Quarter 1999        6           22%      $10,590,000        63%    $22,894,555       62%      $ 6,872,273            34%
2nd Quarter 1999        1            4%          850,000         5%      1,722,126        5%        1,353,632             7%
1st Quarter 2001        1            4%        1,275,000         8%      3,640,465       10%        4,880,223            25%
                     ----          ----      -----------     -----     -----------    -----       -----------         -----
Total through
 6/30/2001              8           30%      $12,715,000        76%    $28,257,146       77%      $13,106,128            66%
                     ====          ====      ===========     =====     ===========    =====       ===========         =====

Total, Local
  Partnerships         27          100%      $16,808,596 (1)  100%     $36,897,457 (1) 100%       $19,961,274 (2)       100%
                     ====          ====      ===========    =====      ===========   =====        ===========         =====

(1) Does not include discount, or amounts payable to a local general partner.
(2) Includes $3,910,668 for two partnerships reported as investment in partnerships held for sale on the consolidated balance sheet at June 30, 2000.


         The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                           CONDITION AND RESULTS OF OPERATIONS - Continued
                           -----------------------------------

General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, upon maturity of the purchase money notes, in the event that the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 27 Local Partnerships in which the Partnership is invested as of June 30, 2000, the six Local Partnerships with associated purchase money notes which mature through June 30, 2001 and which remain unpaid or unextended as of August 10, 2000, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.



                                            Percentage of Total         Partnership's Share of
                For the Year               Distributions Received            Income from
                   Ended                   from Local Partnerships        Local Partnerships
             -----------------             -----------------------      ----------------------
             December 31, 1999                       20%                     $1,195,030
             December 31, 1998                        4%                     $  959,816


         The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month periods ended June 30, 2000 and 1999, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased during the six month period ended June 30, 2000 as net cash used in operating activities and cash used to pay off three purchase money notes exceeded cash distributions from Local Partnerships and cash proceeds from disposition of investment in partnership.

                              Results of Operations
                              ---------------------

         The Partnership recognized net income for the three month period ended June 30, 2000, as compared to net loss during the corresponding period in 1999, primarily due to extraordinary gain from extinguishment of debt from the transfer of interest to the noteholders of New Winchester Gardens, Ltd. (Winchester Gardens) and College Park Ltd. (College Park) and also the gain on disposition of investment in partnership related to the sale of Robert Milford Associates (Rolling Green at Milford) as discussed in the notes to the consolidated financial statements. Contributing to net income were an increase of share of income from partnerships due to lower operating expenses at one property and of the exclusion from share of income in 2000 of five properties which had accumulated unallowable losses, a decrease in interest expense

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                           CONDITION AND RESULTS OF OPERATIONS - Continued
                           -----------------------------------

related to lower purchase money note balances as a result of payments and the extinguishment of debt, and an increase in interest income due to generally higher interest rates in 2000. Partially offsetting the increase in the Partnership's net income were an increase in professional fees related to legal fees for the Villa Mirage I and II litigation, as discussed in the notes to the consolidated financial statements, and an increase in general and administrative expenses due to higher reimbursed payroll costs.

         The Partnership recognized net income for the six month period ended June 30, 2000, as compared to net loss during the corresponding period in 1999, primarily due to extraordinary gain from extinguishment of debt related to the discounted payoffs of purchase money notes for Bartley Manor Limited Partnership (Bartley Manor), Village Green of Wisconsin, Ltd. (Village Green), Village Square Limited (Village Square) and Rolling Green at Milford, the transfers of partnership interests to the noteholders related to Greeley Manor Company (Greeley Manor), College Park and Winchester Gardens, and the gain on disposition of investment in partnership from Rolling Green at Milford, all as discussed in the notes to the consolidated financial statements. Contributing to the increase in income were a decrease in interest expense, an increase in share of income and an increase in interest, income, as discussed above. Partially offsetting the increase in the Partnership's net income were an increase in professional fees and general and administrative expenses, as discussed above and in the notes to the consolidated financial statements.

         For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2000 did not include losses of $116,158 and $332,385, respectively, compared to excluded losses of $283,921 and $567,839 for the three and six month periods ended June 30, 1999, respectively.

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


ITEM 5.           OTHER INFORMATION
                  -----------------

         On  April  2,  2000,  Peachtree  Partners   (Peachtree)   initiated  an
unregistered tender offer to purchase approximately 2,900 of the outstanding units of additional limited partnership interest (Units) in the Partnership at a price of $40 per Unit. Peachtree is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit. There is no established market for the purchase and sale of Units in the Partnership, although various informal secondary market services exist in addition to the tender offer by Peachtree. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units in the Partnership.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         a.       None

         b. No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2000.

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




August 10, 2000                by: /s/ Michael J. Tuszka
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