Form 10QSB
period 2000-09-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2000-11-09
CIK 722833

--------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------



                                   FORM 10-QSB


                               ------------------



           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                               ------------------



                         Commission file number 0-11962

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
             Organized pursuant to the Laws of the State of Maryland

                               ------------------



        Internal Revenue Service - Employer Identification No. 52-1311532

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200

                               ------------------





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|          No  |_|

The total number of shares of the registrant's Common Stock, outstanding on September 30, 2000, is not applicable.

--------------------------------------------------------------------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000




                                                                           PAGE


PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets
                  - September 30, 2000 and December 31, 1999................  1

               Consolidated Statements of Operations and Accumulated Losses
                  - for the three and nine months ended
                    September 30, 2000 and 1999............................   2

               Consolidated Statements of Cash Flows
                  - for the nine months ended September 30, 2000
                    and 1999............................... ................  3

               Notes to Financial Statements
                  - September 30, 2000 and 1999.............................  4

Item 2.        Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.......... 17


PART II - OTHER INFORMATION

Item 3.        Defaults Upon Senior Securities.............................. 22

Item 5.        Other Information............................................ 22

Item 6.        Exhibits and Reports on Form 8-K............................. 22

Signature         .......................................................... 23

Exhibit Index     .......................................................... 24

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                     September 30,    December 31,
                                                                                         2000             1999
                                                                                     -------------    ------------
                                                                                      (Unaudited)
Investments in and advances to partnerships .......................................   $ 11,670,177    $ 19,683,671
Investment in partnerships held for sale ..........................................      3,717,969       1,285,964
Investment in partnership held in escrow ..........................................      4,827,829       1,267,871
Cash and cash equivalents .........................................................     12,420,695      10,045,683
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $361,635 and $472,235, respectively ..........        284,486         415,398
Property purchase costs, net of accumulated amortization
  of $353,120 and $431,180, respectively ..........................................        299,202         401,342
Other assets ......................................................................          4,096            --
                                                                                      ------------    ------------

      Total assets ................................................................   $ 33,224,454    $ 33,099,929
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $ 16,605,814    $ 21,540,464
Accrued interest payable ..........................................................     36,683,955      49,549,160
Distribution payable ..............................................................      2,994,350            --
Accounts payable and accrued expenses .............................................        152,111         168,467
                                                                                      ------------    ------------

      Total liabilities ...........................................................     56,436,230      71,258,091
                                                                                      ------------    ------------


Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500


  Less:
    Accumulated distributions to partners .........................................     (7,681,551)     (4,687,201)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (69,376,792)    (87,317,528)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................    (23,211,776)    (38,158,162)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 33,224,454    $ 33,099,929
                                                                                      ============    ============


                          The accompanying notes are an
                       integral part of these consolidated
                              financial statements.

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                            For the three months ended      For the nine months ended
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                          -----------------------------   ----------------------------
                                                              2000            1999            2000            1999
                                                          ------------    ------------    ------------    ------------
Share of income from partnerships .....................   $    885,752    $    751,942    $  2,169,838    $  1,607,522
                                                          ------------    ------------    ------------    ------------


Other revenue and expenses:

  Revenue:
    Interest and other income .........................        170,204         129,054         438,084         372,568
                                                          ------------    ------------    ------------    ------------

  Expenses:
    Interest ..........................................        626,722         864,994       2,151,163       2,946,611
    Management fee ....................................         75,000          75,000         225,000         225,000
    General and administrative ........................         58,477          58,776         219,224         199,367
    Extension fee .....................................           --           150,000            --           150,000
    Professional fees .................................         41,399          32,372         124,193          83,015
    Amortization of deferred costs ....................         11,990          15,183          38,037          46,269
                                                          ------------    ------------    ------------    ------------

                                                               813,588       1,196,325       2,757,617       3,650,262
                                                          ------------    ------------    ------------    ------------

      Total other revenue and expenses ................       (643,384)     (1,067,271)     (2,319,533)     (3,277,694)
                                                          ------------    ------------    ------------    ------------


Income (loss) before gain on disposition
  of investments in partnerships ......................        242,368        (315,329)       (149,695)     (1,670,172)

Gain on disposition of investments in partnerships ....      2,539,157            --         6,807,482            --
                                                          ------------    ------------    ------------    ------------

Income (loss) before extraordinary gain
  from extinguishment of debt .........................      2,781,525        (315,329)      6,657,787      (1,670,172)

Extraordinary gain from extinguishment of debt ........        140,005            --        11,282,949         167,774
                                                          ------------    ------------    ------------    ------------


Net income (loss) .....................................      2,921,530        (315,329)     17,940,736      (1,502,398)

Accumulated losses, beginning of period ...............    (72,298,322)    (86,288,071)    (87,317,528)    (85,101,002)
                                                          ------------    ------------    ------------    ------------

Accumulated losses, end of period .....................   $(69,376,792)   $(86,603,400)   $(69,376,792)   $(86,603,400)
                                                          ============    ============    ============    ============

Net income (loss) allocated to General Partners (1.51%)   $     44,115    $     (4,762)   $    270,905    $    (22,686)
                                                          ============    ============    ============    ============

Net income (loss) allocated to Initial
  and Special Limited Partners (1.49%) ................   $     43,531    $     (4,698)   $    267,317    $    (22,386)
                                                          ============    ============    ============    ============

Net income (loss) allocated
  to Additional Limited Partners (97%) ................   $  2,833,884    $   (305,869)   $ 17,402,514    $ (1,457,326)
                                                          ============    ============    ============    ============

Net income (loss) per unit of Additional Limited
  Partner Interest based on 60,000 units outstanding ..   $      47.23    $      (5.10)   $     290.04    $     (24.29)
                                                          ============    ============    ============    ============


                          The accompanying notes are an
                       integral part of these consolidated
                              financial statements.

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                    For the nine months ended
                                                                                            SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                       2000             1999
                                                                                   ------------     ------------
Cash flows from operating activities:
  Net income (loss) ............................................................   $ 17,940,736    $ (1,502,398)

  Adjustments  to  reconcile  net  income  (loss) to net cash used in  operating activities:
    Share of income from partnerships ..........................................     (2,169,838)     (1,607,522)
    Amortization of deferred costs .............................................         38,037          46,269
    Amortization of discount on purchase money notes ...........................         19,873         351,751
    Gain on disposition of investments in partnerships .........................     (6,807,482)           --
    Extraordinary gain from extinguishment of debt .............................    (11,282,949)       (167,774)

    Changes in assets and liabilities:
      (Increase) decrease in other assets ......................................         (4,096)          5,982
      Increase in accrued interest payable .....................................      2,131,290       2,594,860
      Payment of purchase money note interest ..................................       (416,832)       (353,766)
      (Decrease) increase in accounts payable and accrued expenses .............        (16,356)         11,030
                                                                                   ------------    ------------

        Net cash used in operating activities ..................................       (567,617)       (621,568)
                                                                                   ------------    ------------


Cash flows from investing activities:
  Receipt of distributions from partnerships ...................................      1,708,129         968,969
  Proceeds from disposition of investments in partnerships .....................      6,559,122            --
                                                                                   ------------    ------------

        Net cash provided by investing activities ..............................      8,267,251         968,969
                                                                                   ------------    ------------


Cash flows from financing activities:
  Payment of purchase money note principal .....................................           --          (400,000)
  Payoff of purchase money notes and related interest ..........................     (5,324,622)       (370,000)
  Release of investment held in escrow .........................................           --           100,000
                                                                                   ------------    ------------

        Net cash used in financing activities ..................................     (5,324,622)       (670,000)
                                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents ...........................      2,375,012        (322,599)

Cash and cash equivalents, beginning of period .................................     10,045,683      10,804,306
                                                                                   ------------    ------------

Cash and cash equivalents, end of period .......................................   $ 12,420,695    $ 10,481,707
                                                                                   ============    ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................................   $  4,885,939    $    353,766
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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the interim periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

         The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 1999.


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.       DUE ON INVESTMENTS IN PARTNERSHIPS AND ACCRUED INTEREST PAYABLE
         ---------------------------------------------------------------

         The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $16,486,270 plus aggregate accrued interest of $36,649,979 as of September 30, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $1,700,000, which originally matured on December 31, 1997, had been extended until January 31, 2001; however, in June 2000, the noteholder purchased the Partnership's interest in an amount equal to the outstanding principal plus accrued interest balance of the purchase money note. Purchase money notes in the aggregate principal amount of $364,481 matured January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the original aggregate principal amount of $1,760,000 matured on January 1, 1999 and were extended to January 1, 2004. A purchase money note in the principal amount of $900,000 matured on January 1, 1999 and the parties are in the process of negotiating an extension of this note until January 1, 2004. Purchase money notes in the aggregate principal amounts of $4,400,000 and $5,290,000 matured in January and February, 1999, respectively, and were not paid or extended. A purchase money note in the original principal amount of $775,000 matured on January 1, 1999, was partially paid, and has been extended to January 1, 2002. A purchase money note in the original principal amount of $1,275,000 matured on January 1, 1999, and has been extended to January 15, 2001. A purchase money note in the principal amount of $734,500 matured on August 1, 1999 and had been extended until January 3, 2000, at which time the Partnership's interest in the related Local Partnership was transferred to the noteholders in exchange for the cancellation of all principal and accrued interest due under the note. A purchase money note in the principal amount of $850,000 matured on June 30, 1999 and has not been paid or extended. Purchase money notes in the aggregate principal amount of $1,365,000 matured on

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

October 1, 1999 and were paid off at a discount in January 2000. A purchase money note in the original principal amount of $2,250,000, with an extended maturity of August 31, 2003, was paid off, at a discount, when the property was sold on May 31, 2000. A purchase money note in the principal amount of $332,326, with a maturity of November 1, 2015, was paid off, at a discount, when the property was sold in July 2000. The remaining purchase money notes, in the aggregate amount of $1,511,270, mature on January 1, 2002.

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

         The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through September 30, 2001, and which remain unpaid or unextended as of November 9, 2000. Excluded from the following chart are purchase money notes which matured through September 30, 2000, and which have been paid off, cancelled, or extended on or before November 9, 2000.


                                                                         Aggregate                 Carrying Amount
                                               Aggregate                  Accrued                  of Partnership's
                                               Principal                  Interest                 Investments in
                   Number of                    Balance                   Balance                  and Advances to
   Purchase        Underlying                    as of                     as of                   Underlying Local
  Money Note         Local       Percentage    September    Percentage   September    Percentage   Partnerships as of    Percentage
(PMN) MATURITY    PARTNERSHIPS    OF TOTAL      30, 2000     OF TOTAL     30, 2000     OF TOTAL    SEPTEMBER 30, 2000     OF TOTAL
--------------    ------------   ----------    -----------  ---------    ----------   ----------   ------------------    ----------
1st Quarter 1999        6           23%        $10,590,000        64%    $23,212,311       63%        $ 6,710,818             33%
2nd Quarter 1999        1            4%            850,000         5%      1,751,123        5%          1,385,556              7%
1st Quarter 2001        1            4%          1,275,000         8%      3,666,464       10%          4,787,006             24%
                     ----          ---         -----------     -----     -----------    -----         -----------          -----

Total through
 9/30/2001              8           31%        $12,715,000        77%    $28,629,898       78%        $12,883,380             64%
                     ====          ===         ===========     =====     ===========    =====         ===========          =====

Total, Local
  Partnerships         26          100%        $16,486,270(1)   100%     $36,649,979(1)  100%         $20,100,948(2)         100%
                     ====          ===         ===========    =====      ===========    ====          ===========         ======


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

(1)      Does not include amounts payable to a local general partner.
(2) Includes the aggregate carrying amount of $3,643,765 for two partnerships reported as investment in partnerships held for sale and the carrying amount of $4,787,006 for one partnership reported as investment in partnership held in escrow on the consolidated balance sheet at September 30, 2000.


         The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 26 Local Partnerships in which the Partnership is invested as of September 30, 2000, the eight Local Partnerships with associated purchase money notes which mature through September 30, 2001 and which remain unpaid or unextended as of November 9, 2000, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.


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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

         Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30, 2000 was $626,722 and $2,151,163, respectively and $864,994 and $2,946,611 for the three and nine months ended September, 1999, respectively. Amortization of discount on purchase money notes increased interest expense for the three and nine months ended September 30, 2000 by $2,839 and $19,873, respectively, and $5,536 and $351,751 for the three and nine months ended September 30, 1999, respectively. The accrued interest payable on the purchase money notes of $36,649,979 and $49,515,184 as of September 30, 2000 and December 31, 1999, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

         Due to the possible transfer of the Partnership's interest in the Local Partnership to the noteholders, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $4,827,829 as of September 30, 2000, has been reclassified to investment in partnership held in escrow in the accompanying consolidated balance sheet at September 30, 2000.

                 BARTLEY MANOR, VILLAGE SQUARE AND VILLAGE GREEN

         The Partnership defaulted on its purchase money notes related to Bartley Manor Limited Partnership (Bartley Manor), Village Square Limited Partnership (Village Square) and Village Green of Wisconsin Limited (Village Green) on October 1, 1999, when the notes, as extended, reached maturity and were not paid. The default amounts included aggregate principal and accrued interest of $1,365,000 and $2,427,685. Aggregate accrued interest at December 31, 1999 was $2,474,810. In January 2000, the Partnership paid off the notes at a discount. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $2,865,417 for financial statement purposes in 2000, and in cancellation of indebtedness income of approximately $3.0 million for federal tax purposes in 2000.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                  COLLEGE PARK

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

                                   GLEN AGNES

         The Partnership defaulted on its purchase money note related to Glen Agnes Associates (Glen Agnes) on June 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $850,000 and $1,597,852, respectively. As of November 9, 2000, principal and accrued interest of $850,000 and $1,763,506, respectively, were due.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                  GREELEY MANOR

         The Partnership defaulted on its purchase money note related to Greeley Manor Company (Greeley Manor) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $734,500 and $1,365,808, respectively. On October 15, 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to January 3, 2000, in exchange for a partial principal payment. Under the extension agreement, documents transferring the Partnership's interest in Greeley Manor to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note on or before January 3, 2000. In January 2000, the documents were released from escrow and the Partnership's interest in Greeley Manor was transferred to the noteholder. The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in Greeley Manor resulted in extraordinary gain from extinguishment of debt of $864,624 for financial statement purposes in 2000, and in total income of approximately $2,816,000 for federal tax purposes in 2000.

                   HERITAGE ESTATES I AND HERITAGE ESTATES II

         The Partnership defaulted on the purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of November 9, 2000, principal and accrued interest of $2,600,000 and $4,868,392, respectively, for Heritage Estates I, and $1,800,000 and $3,070,090, respectively, for Heritage Estates II were due. The Managing General Partner and the purchase money noteholders have agreed in principle to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II to January 1, 2004, and they are currently reviewing documents to implement the extensions. There is no assurance that extensions will be obtained.

                                 HIGHLAND MANOR

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                               LAKEWOOD APARTMENTS

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

                                 MEADOW LANES II

         The Partnership defaulted on its purchase money note related to Meadow Lanes II Limited Dividend Housing Associates (Meadow Lanes II) on February 28, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $650,000 and $1,250,201, respectively. As of November 9, 2000, principal and accrued interest of $650,000 and $1,402,882, respectively, were due. The Partnership is currently attempting to negotiate with the noteholder to extend the maturity date of the purchase money note. There is no assurance that an extension will be obtained.

                                    O'FARRELL

         The local managing general partner of O'Farrell Towers Associates (O'Farrell) received an offer for the purchase of the property, and the parties executed a sales contract dated as of October 12, 1999, with a closing date of August 4, 2000. Proceeds received by the Partnership from the sale of this property were used to pay off, at a discount, the purchase money notes related to O'Farrell. The sale of O'Farrell resulted in gain on disposition of investments in partnerships of $2,539,157, extraordinary gain from extinguishment of debt of $280,096 for financial statement purposes in 2000, and total income of approximately $4,415,000 for federal tax purposes in 2000.

                            ROLLING GREEN AT MILFORD

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

         On May 31, 2000, Rolling Green at Milford was sold. The entire sales proceeds to the Partnership were used to pay off, at a discount, the Partnership's purchase money note obligation related to this property. The sale resulted in gain on disposition of investment in partnership of $4,268,325 and in extraordinary gain from extinguishment of debt of $594,897 for financial statement purposes in 2000, and in total income of $8,676,478 for federal tax purposes in 2000.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

(A distribution of surplus cash was made by the local managing general partner subsequent to the sale date, in September 2000. Substantially all of the distribution was applied to the purchase money note obligation with the effect of reducing the extraordinary gain from extinguishment of debt previously recognized.) The Managing General Partner of the Partnership and/or its affiliates did not receive any fees relating to the sale.

                                 TYEE APARTMENTS

         The Partnership defaulted on its purchase money notes related to Tyee Associates (Tyee Apartments) on February 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,305,000 and $3,312,902, respectively. On October 13, 2000, Tyee Apartments was sold. A portion of the sales proceeds were used to pay off, at a discount, the Partnership's purchase money note obligations related to this property. The sale resulted in estimated gain on disposition of investments in partnerships of $2.9 million and in estimated extraordinary gain from extinguishment of debt of approximately $2.8 million for financial statement purposes in 2000, and in estimated total income of approximately $5 million for federal tax purposes in 2000. Once the distribution of the proceeds is received by the Partnership, the Managing General Partner of the Partnership will receive a fee equal to 1.16% of the sale price, or $48,900, relating to the sale.

         Due to the sale of the property related to the Partnership's investment in Tyee Apartments, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $607,943 as of September 30, 2000, has been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at September 30, 2000. For the year ended December 31, 1999, distributions from Tyee Apartments represented none of the distributions from Local Partnerships; a distribution of $70,000 was received in September 2000. The Partnership's share of income from Tyee Apartments was $52,890 and $192,867 for the three and nine months ended September 30, 2000, respectively, and $27,087 and $122,870 for the three and nine months ended September 30, 1999, respectively.

                                VICTORIAN TOWERS

         The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of November 9, 2000, principal and accrued interest of $900,000 and $1,942,111 were due. The Managing General Partner has reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is awaiting execution of the related documents. There is no assurance that an extension of the maturity date will be finalized.

                               WINCHESTER GARDENS

         The Partnership defaulted on its purchase money notes related to New Winchester Gardens, Ltd. (Winchester Gardens) on December 31, 1997 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,700,000 and $2,995,648, respectively. On April 7, 1998, the Partnership was served with a complaint by the holders of

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

the purchase money notes suing the Partnership, the Managing General Partner and CRHC, Incorporated (CRHC) (CRHC is an affiliate of the Managing General Partner), for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which extended the maturity date of the purchase money notes to January 31,
2001. In connection with this settlement, the Partnership granted the noteholders an option during the period January 1, 2000 through June 30, 2000 to purchase the Partnership's and CRHC's interests in the Local Partnership for an amount equal to the outstanding principal balance of the purchase money notes plus accrued interest. On June 23, 2000, pursuant to the option agreement, the noteholder purchased the interests in Winchester Gardens in exchange for purchase money note principal and accrued interest of $1,700,000 and $3,579,026, respectively, resulting in extraordinary gain from extinguishment of debt of $5,233,404 for financial statement purposes in 2000, and in total income of $7,406,388 for federal tax purposes in 2000.

                                WOODSIDE VILLAGE

         The Partnership defaulted on its two purchase money notes related to Woodside Village Limited Partnership (Woodside Village) on February 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,335,000 and $7,407,102, respectively. On October 13, 2000, Woodside Village was sold. A portion of the sales proceeds were used to pay off, at a discount, the Partnership's purchase money note obligations related to this property. The sale resulted in estimated gain on disposition of investments in partnerships of approximately $5.1 million and in estimated extraordinary gain from extinguishment of debt of approximately $5.8 million for financial statement purposes in 2000, and in estimated total income of approximately $12 million for federal tax purposes in 2000. Once the distribution of proceeds is received by the Partnership, the Managing General Partner of the Partnership will receive a fee equal to 1.75% of the sale price, or $151,200, relating to the sale.

         Due to the sale of the property related to the Partnership's investment in Woodside Village, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $3,110,026 as of September 30, 2000, has been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at September 30, 2000. For the year ended December 31, 1999, distributions from Woodside Village represented none of the distributions from Local Partnerships; a distribution of $258,000 was received in September 2000. The Partnership's share of income from Woodside Village was $8,379 and $274,910 for the three and nine months ended September 30, 2000, respectively, and $162,511 and $328,876 for the three and nine months ended September 30, 1999, respectively.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.       PROPERTY MATTERS

                                    O'FARRELL

          On August 4, 2000, O'Farrell was sold. See Note 2.a. hereof for further information concerning this sale.

                            ROLLING GREEN AT MILFORD

          On May 31, 2000, Rolling Green at Milford was sold. See Note 2.a. hereof for further information concerning this sale.

                                 TYEE APARTMENTS

          On October 13, 2000, Tyee Apartments was sold. See Note 2.a. hereof for further information concerning this sale.

                       VILLA MIRAGE I AND VILLA MIRAGE II

         The Partnership's affiliate, C.R.H.C., Incorporated (CRHC), removed the Local Managing General Partner (LMGP) of both Villa Mirage I and Villa Mirage II in December 1999, due to its failure to address problems identified in the 1998 audited financial statements of those lower tier partnerships, including overpayments to itself and its affiliated property management company. The removed LMGP and its shareholder and another unrelated local general partner filed lawsuits against the Partnership and CRHC with respect to both Villa Mirage I and II seeking, among other things, an accounting and dissolution of the partnerships and damages for alleged breaches of the respective partnership agreements (for refusal to approve proposed sales of the properties). The lawsuits did not purport to enjoin or reverse the removals of the LMGP. Subsequently, the same plaintiffs filed injunction actions seeking to compel the sales of the properties owned by Villa Mirage I and II. CRHC and the Partnership moved to have both lawsuits stayed while the disputes are resolved by arbitration in accordance with the respective Local Partnership agreements. After several hearings, CRHC and the Partnerships' motions were granted. In August, 2000, the plaintiffs dismissed their litigation and arbitration claims without prejudice, but CRHC and the Partnership maintained their arbitration claims. The arbitration is scheduled for January 2001.

                                WOODSIDE VILLAGE

               On October 13, 2000, Woodside Village was sold. See Note 2.a. hereof for further information concerning this sale.

c.       SUMMARIZED FINANCIAL INFORMATION

         Combined statements of operations for the 26 and 31 Local Partnerships in which the Partnership was invested as of September 30, 2000 and 1999, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)


                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                  For the three months ended  For the nine months ended
                                         SEPTEMBER 30,              SEPTEMBER 30,
                                  -------------------------   -------------------------
                                     2000          1999          2000          1999
                                  ----------    -----------   -----------   -----------
Revenue:
  Rental ......................   $ 6,441,518   $ 7,650,941   $20,901,609   $22,505,501
  Other .......................       296,260       424,233     1,078,692     1,123,714
                                  -----------   -----------   -----------   -----------

    Total revenue .............     6,737,778     8,075,174    21,980,301    23,629,215
                                  -----------   -----------   -----------   -----------


Expenses:
  Operating ...................     3,714,492     4,503,329    12,337,089    13,554,437
  Interest ....................     1,445,203     1,776,275     5,020,646     5,328,844
  Depreciation and amortization     1,060,171     1,329,734     3,631,023     3,989,216
                                  -----------   -----------   -----------   -----------

    Total expenses ............     6,219,866     7,609,338    20,988,758    22,872,497
                                  -----------   -----------   -----------   -----------

Net income ....................   $   517,912   $   465,836   $   991,543   $   756,718
                                  ===========   ===========   ===========   ===========


         As of September 30, 2000 and 1999, the Partnership's share of cumulative losses to date for six and nine, respectively, of the 26 and 31 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $8,276,548 and $9,941,083, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)

3.       AFFORDABLE HOUSING LEGISLATION - Continued

         Seven properties in which the Partnership is invested as of November 9, 2000, may be affected by the Mark-to-Market program, since they have Section 8 HAP contracts expiring in 2000 or 2001. The HAP contracts cover all or substantially all of the apartment units in each property. During the first nine months of 2000, three properties renewed their HAP contracts for one year, thereby extending the maturity dates to 2001. Two properties have applied to participate in the Mark-up-to-Market program discussed further herein. Rents studies on two properties whose HAP contracts expire in 2000 indicate HAP rents are in excess of fair market rents, and therefore these properties will most likely apply for a one-year renewal of their respective HAP contracts.

         The Section 8 HAP contracts for the following properties initially expired during the government's fiscal year 1998, and have been renewed as indicated, with the renewal expiring in 2000 or 2001.

                                                         Units             Original           Renewed
                                                       Authorized for      Expiration of      Expiration of
                                       Number of      Rental Assistance      Section 8          Section 8
         Property                     Rental Units     Under Section 8     HAP Contract       HAP Contract
         --------                     ------------    -----------------    -------------     --------------
         Bartley Manor                   70              69                   07/31/98         07/31/01      (2)
         Briar Crest I                   53              53                   06/30/98         09/30/00      (1)
         Briar Crest II                  49              49                   06/30/98         09/30/00      (1)
         Briar Hills                     50              33                   09/30/98         09/30/00      (2)
         Indian Hills Townhouses         40              24                   09/30/98         09/30/00      (2)
         Village Green                   36              36                   09/30/98         04/30/01      (2)
         Village Square                  48              48                   09/30/98         04/30/01      (2)
                                      -----           -----
              Total                     346             312
                                      =====           =====


         (1) Three month renewal, property has applied for Mark-up-to-Market.
         (2) Renewed/expected to be renewed in 2000 for one year.

         With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in and advances to Local Partnerships at this time. As of September 30, 2000, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2000 or 2001 was $4,664,984.

         There is a new HUD-sponsored program generally referred to as "Mark-up-to-Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)

3.       AFFORDABLE HOUSING LEGISLATION - Continued

         In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to- Market program will receive increased cash flow, as the limited dividend will be increased in an amount equal to the increase in gross revenues.


4.       RELATED PARTY TRANSACTIONS

          In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $48,339 and $199,568 for the three and nine month periods ended September 30, 2000, respectively, and $36,915 and $150,355 for the three and nine month periods ended September 30, 1999, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 and $225,000 for each of the three and nine month periods ended September 30, 2000 and 1999, respectively.

         The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the nine month period ended September 30, 1999. The Managing General Partner was paid a disposition fee of $244,000 for the sale of O'Farrell on August 4, 2000. The Managing General Partner will be paid fees for the sales of Tyee ($48,900) and Woodside ($151,200) when proceeds are collected.

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


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

         Seven properties in which the Partnership is invested as of November 9, 2000, may be affected by the Mark-to-Market program, since they have Section 8 HAP contracts expiring in 2000 or 2001. The HAP contracts cover all or substantially all of the apartment units in each property. During the first nine months of 2000, three properties renewed their HAP contracts for one year, thereby extending the maturity dates to 2001. Two properties have applied to participate in the Mark-up-to-Market program discussed further herein. Rents studies on two properties whose HAP contracts expire in 2000 indicate HAP rents are in excess of fair market rents, and therefore these properties will most likely apply for a one-year renewal of their respective HAP contracts.

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - Continued

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

         There is a new HUD-sponsored program generally referred to as "Mark-up-to-Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

         In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to- Market program will receive increased cash flow, as the limited dividend will be increased in an amount equal to the increase in gross revenues.

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

                          FINANCIAL CONDITION/LIQUIDITY

         The Partnership's liquidity, with unrestricted cash resources of $12,420,695 as of September 30, 2000, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 9, 2000, there were no material commitments for capital expenditures. On November 6, 2000, the Partnership made a cash distribution of $2,994,350 ($50.00 per Unit) to Additional Limited Partners, to holders of record as of September 30, 2000; this distribution was accrued in the consolidated balance sheet at September 30, 2000.

         The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $16,486,270 plus aggregate accrued interest of $36,649,979 as of September 30, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $1,700,000, which originally matured on December 31, 1997, had been extended until January 31, 2001; however, in June 2000, the noteholder purchased the Partnership's interest in an amount equal to the outstanding principal plus accrued interest balance of the purchase money note. Purchase money notes in the aggregate principal amount of $364,481 matured January 1, 1999 and were paid off, at a discount, on February 5, 1999.

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - Continued

Purchase money notes in the original aggregate principal amount of $1,760,000 matured on January 1, 1999 and were extended to January 1, 2004. A purchase money note in the principal amount of $900,000 matured on January 1, 1999 and the parties are in the process of negotiating an extension of this note until January 1, 2004. Purchase money notes in the aggregate principal amounts of $4,400,000 and $5,290,000 matured in January and February, 1999, respectively, and were not paid or extended. A purchase money note in the original principal amount of $775,000 matured on January 1, 1999, was partially paid, and has been extended to January 1, 2002. A purchase money note in the original principal amount of $1,275,000 matured on January 1, 1999, and has been extended to January 15, 2001. A purchase money note in the principal amount of $734,500 matured on August 1, 1999 and had been extended until January 3, 2000, at which time the Partnership's interest in the related Local Partnership was transferred to the noteholders in exchange for the cancellation of all principal and accrued interest due under the note. A purchase money note in the principal amount of $850,000 matured on June 30, 1999 and has not been paid or extended. Purchase money notes in the aggregate principal amount of $1,365,000 matured on October 1, 1999 and were paid off at a discount in January 2000. A purchase money note in the original principal amount of $2,250,000, with an extended maturity of August 31, 2003, was paid off, at a discount, when the property was sold on May 31, 2000. A purchase money note in the principal amount of $332,326, with a maturity of November 1, 2015, was paid off, at a discount, when the property was sold in July 2000. The remaining purchase money notes, in the aggregate amount of $1,511,270, mature on January 1, 2002. See the notes to the consolidated financial statements for additional information concerning these purchase money notes.

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

         The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through September 30, 2001, and which remain unpaid or unextended as of November 9, 2000. Excluded from the following chart are purchase money notes which matured through September 30, 2000, and which have been paid off, cancelled, or extended on or before November 9, 2000.

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - Continued


                                                                         Aggregate                 Carrying Amount
                                               Aggregate                  Accrued                  of Partnership's
                                               Principal                  Interest                 Investments in
                   Number of                    Balance                   Balance                  and Advances to
   Purchase        Underlying                    as of                     as of                   Underlying Local
  Money Note         Local       Percentage    September    Percentage   September    Percentage   Partnerships as of    Percentage
(PMN) MATURITY    PARTNERSHIPS    OF TOTAL      30, 2000     OF TOTAL     30, 2000     OF TOTAL    SEPTEMBER 30, 2000     OF TOTAL
--------------    ------------   ----------    -----------  ---------    ----------   ----------   ------------------    ----------
1st Quarter 1999        6           23%        $10,590,000        64%    $23,212,311       63%        $ 6,710,818             33%
2nd Quarter 1999        1            4%            850,000         5%      1,751,123        5%          1,385,556              7%
1st Quarter 2001        1            4%          1,275,000         8%      3,666,464       10%          4,787,006             24%
                     ----          ---         -----------     -----     -----------    -----         -----------          -----

Total through
 9/30/2001              8           31%        $12,715,000        77%    $28,629,898       78%        $12,883,380             64%
                     ====          ===         ===========     =====     ===========    =====         ===========          =====

Total, Local
  Partnerships         26          100%        $16,486,270(1)   100%     $36,649,979(1)  100%         $20,100,948(2)         100%
                     ====          ===         ===========    =====      ===========    ====          ===========         ======


(1)      Does not include amounts payable to a local general partner.
(2) Includes the carrying amount of $3,643,765 for two partnerships reported as investment in partnerships held for sale and the carrying amount of $4,787,006 for one partnership reported as investment in partnership held in escrow on the consolidated balance sheet at September 30, 2000.


         The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 26 Local Partnerships in which the Partnership is invested as of September 30, 2000, the eight Local Partnerships with associated purchase money notes which mature through September 30, 2001 and which remain unpaid or unextended as of November 9, 2000, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.


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


         The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month periods ended September 30, 2000 and 1999, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents increased during the nine month period ended September 30, 2000 as the receipt of distributions

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - Continued

from partnerships was in excess of net cash used in operating activities, and as proceeds from disposition of investments in partnerships was in excess of cash used to pay off three purchase money notes.

                              RESULTS OF OPERATIONS

         The Partnership recognized net income for the three month period ended September 30, 2000, as compared to net loss during the corresponding period in 1999, primarily due to gain on disposition of investment in partnership and extraordinary gain from extinguishment of debt related to the sale of O'Farrell Towers Associates (O'Farrell) as discussed in the notes to the consolidated financial statements. Contributing to net income was an increase in share of income from partnerships as a result of higher distributions received from three properties, and higher rental income at two properties partially offset by increased operating expenses at two properties, a decrease in rental income at another, and the exclusion of income from Greeley Manor Company (Greeley Manor) which was transferred to the noteholder in January 2000. Also contributing to net income were a decrease in interest expense related to lower purchase money note balances as a result of payments and the extinguishment of debt and an increase in interest income due to generally higher balances and interest rates in 2000, and an extension fee which was paid in 1999 but not in 2000. Offsetting the increase in the Partnership's net income was an increase in professional fees related to legal fees for the Villa Mirage I and II litigation, as discussed in the notes to the consolidated financial statements.

         The Partnership recognized net income for the nine month period ended September 30, 2000, as compared to net loss during the corresponding period in 1999, primarily due to extraordinary gain from extinguishment of debt related to the discounted payoffs of purchase money notes for Bartley Manor Limited Partnership (Bartley Manor), Village Green of Wisconsin, Ltd. (Village Green), Village Square Limited (Village Square) and Rolling Green at Milford, the transfers of partnership interests to the purchase money noteholders related to Greeley Manor, College Park and Winchester Gardens, and the gain on disposition of investments in partnerships from Rolling Green at Milford and O'Farrell, all as discussed in the notes to the consolidated financial statements. Contributing to the increase in net income were a decrease in interest expense and an increase in interest income, as discussed above, and an extension fee which was paid in 1999 but not in 2000. Also contributing to the increase in net income was an increase in share of income from partnerships due to higher distributions received from four properties, higher rental income at three properties and lower operating expenses at one property. Partially offsetting the increase in share of income from partnerships were an increase in operating expenses at three properties and a decrease in rental income at one property. Offsetting the increase in the Partnership's net income were an increase in professional fees, as discussed above, and an increase in general and administrative expenses due to higher reimbursed payroll costs.

         For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2000 did not include losses of $27,677 and $360,062, respectively, compared to excluded losses of $283,924 and $851,763 for the three and nine month periods ended September 30, 1999, respectively.

         No other significant changes in the Partnership's operations have taken place during this period.

Part II.          OTHER INFORMATION
Item 3.           Defaults upon Senior Securities


         See  Note  2.a.  of the  notes  to  consolidated  financial  statements
contained  in  Part  I,  Item  1,  hereof,   for   information   concerning  the
Partnership's defaults on certain purchase money notes.


Item 5.   Other Information

     a.   On  April  2,  2000,  Peachtree  Partners  (Peachtree)   initiated  an
          unregistered tender offer to purchase approximately 2,900 of the outstanding units of additional limited partnership interest (Units) in the Partnership at a price of $40 per Unit. The offer expired in May 2000. Peachtree is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit. There is no established market for the purchase and sale of Units in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units in the Partnership.

     b. On November 6, 2000, the Partnership made a cash distribution of $2,994,350 ($50.00 per Unit) to Additional Limited Partners, to holders of record as of September 30, 2000. The distribution was a result of the sales of O'Farrell, Tyee Apartments and Woodside Village.


Item 6.  Exhibits and Reports on Form 8-K

     a.  None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2000.

         All other items are not applicable.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CAPITAL REALTY INVESTORS-III LIMITED
                                 PARTNERSHIP
                             ---------------------------------------------------
                             (Registrant)

                             by:    C.R.I., INC.
                                    --------------------------------------------
                                    Managing General Partner




NOVEMBER 9, 2000                    by:    /S/ MICHAEL J. TUSZKA
----------------                           -------------------------------------
DATE                                       Michael J. Tuszka
                                               Vice President
                                               and Chief Accounting Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------

27               Financial Data Schedule       Filed herewith electronically