Form 10KSB
period 2000-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2001-03-29
CIK 722833

--------------------------------------------------------------------------------


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------



                                   FORM 10-KSB


                               ------------------



                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000


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

                                 (301) 468-9200


                               ------------------



           Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $3,013,155.

The units of limited partnership interest of the registrant are not traded in any market. Therefore, the units of limited partnership interest had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                        2000 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                         PAGE

                                     PART I

Item 1.  Business........................................................ I-1
Item 2.  Properties...................................................... I-7
Item 3.  Legal Proceedings............................................... I-7
Item 4.  Submission of Matters to a Vote of Security Holders............. I-7


                                     PART II

Item 5.  Market for the Registrant's Partnership Interests
            and Related Partnership Matters ............................. II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................... II-2
Item 7.  Financial Statements............................................ II-8
Item 8.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure....................... II-8


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.............. III-1
Item 10. Executive Compensation.......................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management   III-2
Item 12. Certain Relationships and Related Transactions.................. III-3
Item 13. Exhibits and Reports on Form 8-K................................ III-3

Signatures............................................................... III-5

Financial Statements..................................................... III-8

                                     PART I


ITEM 1.  BUSINESS
         --------

     Capital Realty Investors-III Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983. On November 7, 1983, the Partnership commenced offering 60,000 units of limited partnership interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering in January 1984 when it became fully subscribed.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 37 Local Partnerships. As of December 31, 2000, the Partnership had investments in 24 Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted apartment complex which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

      (i) preserve and protect the Partnership's capital;
     (ii) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners may use to offset income from other sources;
    (iii) provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness on the apartment complexes; and
     (iv) provide cash distributions from sale or refinancing of the Partnership's investments and, on a limited basis, from rental operations.

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies, and, in general, remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnership retain responsibility for developing, constructing, maintaining, operating and managing the projects. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 31 (20 as of December 31, 2000) of these Local Partnerships. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. In six (four as of December 31, 2000) Local Partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the 20 Local Partnerships and the four intermediary partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I

         --------

     Although each of the Local Partnerships in which the Partnership invested owns an apartment complex that must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership, except in specific circumstances as described in Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I

         --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2000, follows.


                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)

                                                                                                  Units          Expiration
                           Mortgage                                                           Authorized for         of
 Name and Location        Payable at          Financed and/or Insured           Number of      Rental Asst.       Section 8
OF APARTMENT COMPLEX     12/31/00 (2)         AND/OR SUBSIDIZED UNDER          RENTAL UNITS    UNDER SEC. 8      HAP CONTRACT
--------------------     ------------     -------------------------------      ------------   --------------     ------------
Arboretum Village        $12,684,472      Conventional                            308              0                  --
 Lisle, IL

Audubon Towers             3,337,792      New Jersey Housing and Mortgage         124            124               02/11/20
 Audubon, NJ                               Finance Agency (NJHMFA)/8-HUD

Bartley Manor                715,689      Federal Housing Administration           70             69               05/31/01 (4)
 Superior, WI                              (FHA)/Section 236 of the National
                                           Housing Act (NHA)

Briar Crest I (4)            507,551      Federal National Mortgage                53             53               09/30/01 (4)(6)
 Niles, MI                                 Association (FNMA)/Section 236
                                           of the NHA

Briar Crest II (4)           556,011      FNMA/Section 236 of the NHA              49             49               09/30/01 (4)(6)
 Niles, MI

Briar Hills                  531,911      FNMA/Section 236 of the NHA              50             33               12/31/01 (4)
 South Haven, MI

Congress Plaza             2,197,638      Connecticut Housing Finance             101            100               02/28/04
 Bridgeport, CT                            Agency/FHA Section 231/U.S.
                                           Department of Housing and Urban
                                           Development (HUD)

Glen Agnes                 4,023,874      California Housing Finance              149            149               01/27/03
 Fresno, CA                                Agency (CHFA)

Heritage Estates I         2,575,548      Missouri Housing Development            228              0                  --
 St. Louis, MO                             Agency (MHDA)/Section 221(d)
                                           (4) of the NHA

Heritage Estates II        2,082,337      MHDA/Section 221 (d)(4) of the          160              0                  --
 St. Louis, MO                             NHA

Highland Manor             1,330,469      HUD                                     111            111               05/12/04 (4)(5)
 Birmingham, AL

Indian Hills                 477,117      FNMA/Section 236 of the NHA/             40             24               12/31/01 (4)
 Townhouses                                Section 8
 Dowagiac, MI

Lakewood Apts.               811,695      Rural Housing & Community                50             50               07/31/04 (4)
 Eufaula, AL                               Development Services (RHCD)

Meadow Lanes Apts.         1,618,778      Michigan State Housing Develop-         118              0                     --
 Holland, MI                               ment Authority/Section 236 of
                                           the NHA

Monterey/Hillcrest        13,253,975      Section 221(d)(4) of the NHA/FHA        300             60               12/13/03
 Waukesha, WI

Victorian Towers           5,154,843      NJHMFA/Section 8                        204             27               12/01/23
 Cape May, NJ


                                   (continued)

                                     PART I

         --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued


                                                                                                  Units          Expiration
                           Mortgage                                                           Authorized for         of
 Name and Location        Payable at          Financed and/or Insured           Number of      Rental Asst.       Section 8
OF APARTMENT COMPLEX     12/31/00 (2)         AND/OR SUBSIDIZED UNDER          RENTAL UNITS    UNDER SEC. 8      HAP CONTRACT
--------------------     ------------     -------------------------------      ------------   --------------     ------------
Villa Mirage I           $ 2,051,449      CHFA/Section 8                           50             50               12/01/05
 Rancho Mirage, CA

Villa Mirage II            2,037,158      CHFA/Section 8                           48             48               10/15/15
 Rancho Mirage, CA

Village Green                316,318      FHA/Section 236 of FHA                   36             36               04/30/01 (4)
 Reedsburg, WI

Village Square               426,713      FHA/Section 236 of FHA                   48             48               04/30/01 (4)
 Barabou, WI

Village Squire I & II      8,707,617      Conventional                            377              0                  --
 Canton, MI

Village Squire III         5,618,064      Conventional                            224              0                  --
 Canton, MI

Walsh Park                 4,676,913      Illinois Housing Development            134            134               11/01/14
 Chicago, IL                               Administration

Windham Village            2,341,410      CHFA                                     50             44               10/31/15
 Santa Rose, CA
                         -----------                                           ------         ------

Totals 24                $78,035,342                                            3,082          1,209
                         ===========                                           ======         ======


                                   (continued)

                                     PART I

         --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued


                                                                                     Average Effective Annual
                                      Units Occupied As                                   Rental Per Unit
                                  Percentage of Total Units                             for the Years Ended
                                      AS OF DECEMBER 31,                                    DECEMBER 31,
                              ----------------------------------      -------------------------------------------------------
 Name and Location
OF APARTMENT COMPLEX          2000   1999    1998    1997   1996       2000         1999        1998        1997       1996
--------------------          ----   ----    ----    ----   ----      -------     --------    --------    --------   --------
Arboretum Village              92%    93%     95%     94%    92%      $ 9,689     $  9,338    $  9,238    $  8,724   $  8,677
 Lisle, IL

Audubon Towers                100%   100%    100%    100%   100%        9,159        9,158       9,161       9,166      9,164
 Audubon, NJ

Bartley Manor                 100%    93%     93%     93%    98%        5,661        5,656       5,356       5,313      5,116
 Superior, WI

Briar Crest I                 100%    96%     97%    100%    98%        6,504        5,333       4,784       5,012      4,844
 Niles, MI

Briar Crest II                100%    94%     96%    100%   100%        6,682        5,327       4,814       4,986      4,950
 Niles, MI

Briar Hills                    92%    92%     94%     96%    94%        6,055        4,465       4,461       4,430      4,446
 South Haven, MI

Congress Plaza                100%   100%    100%    100%   100%       10,527       10,534      10,535      10,511     10,524
 Bridgeport, CT

Glen Agnes                     97%    98%     95%     95%    94%        7,774        7,836       7,634       7,623      7,654
 Fresno, CA

Heritage Estates I            100%   100%     99%    100%    98%        5,202        5,176       4,940       4,776      4,722
 St. Louis, MO

Heritage Estates II           100%   100%    100%    100%    94%        5,185        5,193       4,968       4,764      4,663
 St. Louis, MO

Highland Manor                100%   100%     98%     97%   100%        6,616        6,515       7,584       9,188      9,011
 Birmingham, AL

Indian Hills                   95%   100%    100%    100%    95%        5,817        5,272       5,070       5,002      4,847
 Townhouses
 Dowagiac, MI

Lakewood Apts.                100%   100%     98%     98%   100%        4,525        4,305       4,269       4,363      4,264
 Eufaula, AL

Meadow Lanes Apts.             95%    97%     98%     93%    96%        6,318        6,216       6,174       6,056      5,985
 Holland, MI

Monterey/Hillcrest             93%    96%     92%     94%    90%        8,629        8,559       8,992       8,745      8,742
 Waukesha, WI

Victorian Towers               94%    96%     99%     97%   100%        5,199        5,196       4,989       4,902      4,783
 Cape May, NJ

Villa Mirage I                100%   100%    100%    100%    98%        9,685        9,522       9,699       9,671      9,660
 Rancho Mirage, CA

Villa Mirage II               100%   100%    100%    100%    98%        9,537        9,580       9,580       9,600      9,702
 Rancho Mirage, CA


                                   (continued)

                                     PART I

         --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued


                                                                                     Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                            for the Years Ended
                                      AS OF DECEMBER 31,                                   DECEMBER 31,
                              ----------------------------------      -------------------------------------------------------
 Name and Location
OF APARTMENT COMPLEX          2000   1999    1998    1997   1996        2000        1999        1998        1997       1996
--------------------          ----   ----    ----    ----   ----      --------    --------    --------    --------   --------
Village Green                 100%    92%     97%     89%    98%      $  4,120    $  3,849    $  3,886    $  3,764   $  3,744
 Reedsburg, WI

Village Square                 92%    83%     94%     98%    95%         4,232       4,362       4,243       4,275      4,023
 Barabou, WI

Village Squire I               97%    97%     90%     92%    91%         6,550       6,152       5,902       5,858      5,898
 & II
 Canton, MI

Village Squire III             98%    97%     93%     96%    94%         6,511       6,199       5,820       5,779      5,813
 Canton, MI

Walsh Park                     99%    96%     99%     98%    99%        11,514       8,940      11,653      11,301     11,083
 Chicago, IL

Windham Village               100%   100%    100%    100%   100%        10,632      10,572      10,474      10,438     10,439
 Santa Rose, CA
                              ---    ---     ---     ---    ---       --------    --------    --------    --------   --------

Totals(3) 24                   98%    97%     97%     97%    97%      $  7,180    $  6,802    $  6,843    $  6,844   $  6,781
                              ===    ===     ===     ===    ===       ========    ========    ========    ========   ========

(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 2000.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.

(5) This property entered the Mark-to-Market program in May 1998. The Section 8 HAP contract will be renewed annually.

(6)  Property has applied for Mark-up-to-Market.


     In  January  2000,  the   Partnership's   interest  in  Greeley  Manor  was
transferred to the purchase money noteholder. See the notes to the consolidated financial statements for additional information concerning the transfer.

     In April 2000, the Partnership transferred its interests in College Park to the purchase money noteholders. See the notes to the consolidated financial statements for additional information concerning the transfer.

     In May 2000, Rolling Green at Milford was sold. See the notes to the consolidated financial statements for additional information concerning the sale.

                                     PART I

         --------

     In June 2000, the purchase money noteholder purchased the Partnership's interests in Winchester Gardens. See the notes to the consolidated financial statements for additional information concerning the purchase.

     In August 2000, O'Farrell was sold. See the notes to the consolidated financial statements for additional information concerning the sale.

     In  October  2000,   Tyee  Apartments  was  sold.  See  the  notes  to  the
consolidated financial statements for additional information concerning the sale.

     In October 2000, Woodside Village was sold. See the notes to the consolidated financial statements for additional information concerning the sale.

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

     In late 1999, the removed local general partner, its sole shareholder and the other local general partner (collectively, the "LGPs") initiated lawsuits seeking to compel the dissolution of the Villa Mirage I and II Local Partnerships and the sale of their respective properties. Both actions were stayed while the disputes moved to arbitration in accordance with the Local Partnership Agreements. In August 2000, the LGPs voluntarily dismissed their claims in both the state court and the arbitration actions, without prejudice. The Partnership and its affiliate maintained their claims for an accounting. The arbitration hearings took place in January 2001 and the matter is currently under advisement. See the notes to the consolidated financial statements for additional information concerning this matter.

     In February, 2001, the Partnership and two affiliates were served in a state court action for declaratory judgement and damages in connection with a purchase money note allegedly assigned to the plaintiff secured by its interests in Woodside Village. That Property was sold in October 2000 and the original payee agreed to indemnify the Partnership for any claims in connection with the purchase money notes. Counsel for the original payee (also a defendant) is currently representing the Partnership. See the notes to the consolidated financial statements for additional information concerning this matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED
         -------------------------------------------------------------
           PARTNERSHIP MATTERS
           -------------------

     (a) There is no established market for the purchase and sale of interests in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

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

          On December 5, 2000, Equity Resources Lexington Fund (Equity Resources) initiated an unregistered tender offer to purchase approximately 1,470 of the outstanding Units in the Partnership at a price of $40 per Unit. The offer expired January 3, 2001. Equity Resources is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Equity Resources and does not necessarily represent the fair market value of each Unit.

          On March 15, 2001, Bond Purchase, L.L.C. (Bond) initiated an unregistered tender offer to purchase approximately 2,980 of the outstanding Units in the Partnership at a price of $53 per Unit. The offer expires April 30, 2001. Bond is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Bond and does not necessarily represent the fair market value of each Unit.

          The Managing General Partner has not expressed, and does not express, any opinion and remains neutral toward any offer for the purchase of Units such as those described above.

     (b) As of March 28, 2001 there were approximately 4,900 registered holders of Units in the Partnership.

     (c) On November 12, 1999, the Partnership made a cash distribution of $599,070 ($10.00 per Unit) to Additional Limited Partners out of available cash flow. On November 6, 2000, the Partnership made a cash distribution of $2,994,350 ($50.00 per Unit) to Additional Limited Partners, to holders of record as of September 30, 2000. The distribution was a result of the sales of O'Farrell Towers, Tyee Apartments and Woodside Village.

          The Partnership received distributions of $1,844,791 and $1,069,289 from the Local Partnerships during 2000 and 1999, respectively. Some of the Local Partnerships operate under restrictions imposed by certain federal and/or state government agencies that limit the cash return available to the Partnership.

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

     The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties, through the Partnership's investment in Local Partnerships. Regulatory restrictions on cash distributions from the properties limited the original projections of annual cash distributions from property operations.

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986, which virtually eliminated many of the incentives for the new construction or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, the Managing General Partner continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible, thereby potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

     The acquisition of interests in certain Local Partnerships was paid for in part by purchase money notes of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature 15 years from the date of acquisition of the interest in a particular Local Partnership, and are generally secured by the Partnership's interests in the Local Partnerships.

     C.R.I., Inc. (the Managing General Partner) has sold, and will continued to sell, certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to tax credit and not-for-profit purchasers. The Managing General Partner intends to use all or part of the Partnership's net proceeds (after a partial distribution to limited partners) from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has sold or refinanced, and will continue to sell or refinance, certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing, or to refinance a property, or to

                                     PART II


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS - Continued
           -----------------------------------

obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

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

     Seven properties in which the Partnership is invested as of December 31, 2000, may be affected by the Mark-to-Market program, since they have Section 8 HAP contracts which, as extended, will expire in 2001. The Section 8 HAP contracts cover all or substantially all of the apartment units in each property. Two properties have applied to participate in the Mark-up-to- Market program discussed further herein. Rents studies on two properties whose Section 8 HAP contracts expired in 2000 indicate Section 8 HAP rents are in excess of fair market rents, and therefore these properties will most likely apply for a one-year renewal of their respective Section 8 HAP contracts. However, the Mark-to-Market program is currently set to expire in September, 2001, so there can be no assurance of what may happen thereafter. The Section 8 HAP contracts on the remaining three properties are also expected to be renewed during 2001 for another one- year period.

                                                           Units             Original           Renewed
                                                       Authorized for      Expiration of      Expiration of
                                       Number of      Rental Assistance      Section 8          Section 8
         PROPERTY                     RENTAL UNITS     UNDER SECTION 8     HAP CONTRACT       HAP CONTRACT
         --------                     ------------    -----------------    -------------     --------------
         Bartley Manor                     70                69               07/31/98         05/31/01      (2)
         Briar Crest I                     53                53               06/30/98         09/30/01      (1)
         Briar Crest II                    49                49               06/30/98         09/30/01      (1)
         Briar Hills                       50                33               09/30/98         12/31/01      (2)
         Indian Hills Townhouses           40                24               09/30/98         12/31/01      (2)
         Village Green                     36                36               09/30/98         04/30/01      (2)
         Village Square                    48                48               09/30/98         04/30/01      (2)
                                        -----             -----

              Total                       346               312
                                        =====             =====

         (1)  Property has applied for Mark-up-to-Market.
         (2)  Renewed/expected to be renewed for one year.

     With the uncertainty of continued project-based subsidies for properties with expiring Section 8 HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a

                                     PART II


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS - Continued
           -----------------------------------

result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in Local Partnerships at this time. As of December 31, 2000, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in or 2001 was $4,672,860.

     Under HUD's more recent "Mark-up-to-Market" program, properties with expiring Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined Interest Subsidy Adjustment Factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 HAP contracts not to convert these properties to market rate housing.

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to- Market program will receive increased cash flow, as the limited dividend will be increased in an amount equal to the increase in gross revenues.

     The Managing General Partner is considering new strategies to deal with the ever changing environment of affordable housing policy. The Section 236 and
Section 221(d)(3) mortgage loans may be eligible for pre-payment in their 18th year or later. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, few lenders will provide financing either to prepay existing mortgage loans of these types or provide additional funds to allow a property to convert to market rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          FINANCIAL CONDITION/LIQUIDITY
                          -----------------------------

     As of December 31, 2000 the Partnership had approximately 5,100 investors who subscribed to a total of 60,000 units of limited partnership interest in the original amount of $60,000,000. The Partnership originally made investments in 37 Local Partnerships, of which 24 remain at December 31, 2000. The Partnership's liquidity, with unrestricted cash resources of $12,356,321 as of December 31, 2000, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 28, 2001, there are no material commitments for capital expenditures.

     During 2000 and 1999, the Partnership received cash distributions of $1,844,791 and $1,069,289, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $11,846,270, plus aggregate accrued interest of $25,005,020, as of December 31, 2000, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The purchase money note related to Audubon Towers, in the principal amount of $1,275,000, matured on January 1, 1999, and was extended during 2000 to January 15, 2001. The Partnership placed in escrow an assignment of its interest in the Local Partnership to the noteholders, but as of March 28, 2001, the interest remained in escrow.

                                     PART II


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS - Continued
           -----------------------------------

     The purchase money notes related to the following properties have matured and have not been paid or extended.

         PROPERTY                   PRINCIPAL      MATURITY
         --------                   ----------     --------
         Heritage Estates I         $2,600,000     01/01/99
         Heritage Estates II         1,800,000     01/01/99
         Victorian Towers              900,000     01/01/99
         Meadow Lanes                  650,000     02/28/99
         Glen Agnes                    850,000     06/30/99
         Audubon Towers              1,275,000     01/15/01

     The purchase money notes related to the following properties were paid off at a discount, or were transferred to the noteholders, during 2000.


         PROPERTY                   PRINCIPAL         DATE          DISPOSITION
         --------                   ----------     ------------     -----------
         Greeley Manor              $  734,500     January 2000     Transferred
         Bartley Manor                 700,000     January 2000     Paid Off
         Village Green                 275,000     January 2000     Paid Off
         Village Square                390,000     January 2000     Paid Off
         College Park                  880,000     April 2000       Transferred
         Rolling Green at Milford    2,250,000     May 2000         Paid Off
         Winchester Gardens          1,700,000     June 2000        Transferred via sale
         O'Farrell                     322,236     August 2000      Paid Off
         Tyee Apartments             1,305,000     October 2000     Paid Off
         Woodside Village            3,335,000     October 2000     Paid Off


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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through December 31, 2001, and which remain unpaid or unextended as of March 28, 2001. Excluded from the following chart are purchase money notes which matured through December 31, 2000, and which have been paid off, cancelled, or extended on or before March 28, 2001.

                                     PART II


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS - Continued
           -----------------------------------

                                                                         Aggregate
                                               Aggregate                  Accrued                  Carrying Amount
                                               Principal                  Interest                 of Partnership's
                   Number of                    Balance                   Balance                  Investments in
   Purchase        Underlying                    as of                     as of                   Underlying Local
  Money Note         Local       Percentage     December    Percentage    December    Percentage   Partnerships as of    Percentage
(PMN) MATURITY    PARTNERSHIPS    OF TOTAL      31, 2000     OF TOTAL     31, 2000     OF TOTAL    DECEMBER 31, 2000      OF TOTAL
--------------    ------------   ----------    -----------  ---------    ----------   ----------   ------------------    ----------
1st Quarter 1999        4            17%       $ 5,950,000        50%    $11,354,013       45%        $ 2,853,360             17%
2nd Quarter 1999        1             4%           850,000         7%      1,769,911        7%          1,326,372              8%
1st Quarter 2001        1             4%         1,275,000        11%      3,730,321       15%          4,971,063             30%
                     ----          ----        -----------     -----     -----------     ----         -----------           ----

Total through
 12/31/2001             6            25%       $ 8,075,000        68%    $16,854,245       67%        $ 9,150,795 (3)         55%
                     ====          ====        ===========     =====     ===========     ====         ===========           ====

Total, Local
  Partnerships         24 (2)       100%       $11,846,270(1)    100%    $25,005,020(1)   100%        $16,756,019 (3)        100%
                     ====          ====        ===========     =====     ===========     ====         ===========           ====

(1)  Does not include amounts payable to a local general partner.
(2) Twelve of the 24 Local Partnerships have related purchase money note obligations.
(3) Includes $4,971,063 for the partnership reported as investment in partnership held in escrow on the consolidated balance sheet at December 31, 2000.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 24 Local Partnerships in which the Partnership is invested as of December 31, 2000, the six Local Partnerships with associated purchase money notes which mature through December 31, 2001 and which remain unpaid or unextended as of March 28, 2001, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                             Percentage of Total         Partnership's Share of
        For the Year       Distributions Received            Income from
           ENDED           FROM LOCAL PARTNERSHIPS        LOCAL PARTNERSHIPS
     -----------------     -----------------------      ----------------------

     December 31, 2000               13%                     $344,809
     December 31, 1999               19%                     $489,631

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the years ended December 31,

                                     PART II


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS - Continued
           -----------------------------------

2000 and 1999, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during 2000 as the receipt of distributions from partnerships was in excess of net cash used in operating activities, and as proceeds from disposition of investments in partnerships was in excess of cash used to pay off purchase money notes and to make distributions to Additional Limited Partners.

     On November 12, 1999, the Partnership made a cash distribution of $599,070 ($10.00 per Unit) to Additional Limited Partners out of available cash flow. On November 6, 2000, the Partnership made a cash distribution of $2,994,350 ($50.00 per Unit) to Additional Limited Partners, to holders of record as of September 30, 2000. The distribution was a result of the sales of O'Farrell Towers, Tyee Apartments and Woodside Village. The Managing General Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

                              RESULTS OF OPERATIONS
                              ---------------------

2000 VERSUS 1999
----------------

     The Partnership recognized net income for the year ended December 31, 2000, as compared to net loss for the year ended December 31, 1999, primarily due to extraordinary gain from extinguishment of debt related to the discounted payoffs of purchase money notes related to Bartley Manor Limited Partnership (Bartley Manor), Village Square Limited (Village Square), Roberts Milford Associates (Rolling Green), Tyee Associates (Tyee Apartments) and Woodside Village Limited Partnership (Woodside Village), the transfers of partnership interests to the purchase money noteholders related to Greeley Manor Company (Greeley Manor), College Park Limited (College Park) and New Winchester Gardens, Ltd. (Winchester Gardens), and the gain on disposition of investment in partnerships related to Rolling Green, O'Farrell Towers Associates (O'Farrell), Tyee Apartments and Woodside Village, all as discussed in the notes to the consolidated financial statements. Contributing to net income were an increase in share of income from partnerships, a decrease in interest expense related to lower purchase money note balances as a result of payments and the extinguishment of debt, an increase in interest income due to generally higher balances and interest rates in 2000, an extension fee which was paid in 1999 but not in 2000 and a decrease in amortization of deferred costs related to the disposition of investments in partnerships. Offsetting the increase in the Partnership's net income were an increase in professional fees related to legal fees for the Villa Mirage I and II litigation, as discussed in the notes to the consolidated financial statements, and an increase in general and administrative expenses due to higher reimbursed payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2000 and 1999 did not include losses of $778,232 and $958,378, respectively. The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $576,037 and $324,528 received from seven and eight Local Partnerships during 2000 and 1999, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

                                     PART II


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

     The combined rental revenues for the Partnership's remaining 24 properties for the five years ended December 31, 2000, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in 2000 and prior years.


                                                     FOR THE YEARS ENDED DECEMBER 31,
                       ---------------------------------------------------------------------------------------------------
                          2000                  1999                  1998                  1997                  1996
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $22,612,464           $21,645,398           $21,795,643           $21,565,790           $21,440,554

Annual Percentage
  Increase (decrease)                 4.5%                 (0.7%)                1.1%                   0.6%



ITEM 7.  FINANCIAL STATEMENTS
         --------------------

     The information required by this item is contained in Part III.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
           ACCOUNTING AND FINANCIAL DISCLOSURE
           -----------------------------------

     None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     (a)  and (b)

          The Partnership has no directors, executive officers or significant employees of its own.

     (a)  and (b)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, follow.

William B. Dockser, 64, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 54, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Susan R. Campbell, 42, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 45, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (c) There is no family relationship between any of the foregoing directors and executive officers.

     (d)  Involvement in certain legal proceedings.

          None.

                                      III-1

                                    PART III


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     (a), (b), (c), (d), (e), (f), (g), and (h)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is incorporated herein by reference to Notes 3 and 4 of the notes to consolidated financial statements contained in Part III.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ---------------------------------------------------
           MANAGEMENT
           ----------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partnership interest (Units) at March 28, 2001.

            Name and Address               Amount and Nature       % of total
          OF BENEFICIAL OWNER           OF BENEFICIAL OWNERSHIP   UNITS ISSUED
          -------------------           -----------------------   ------------

          Equity Resources Group,              5,494 units            9.2%
            Incorporated, et. al.
            14 Story Street
            Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 28, 2001, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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

                                      III-2

                                    PART III


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     (a) and (b)

          Transactions with management and others.

          The  Partnership  has no  directors  or  officers.  In  addition,  the
          Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI. Item 10 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference. Note 3 of the notes to consolidated financial statements contained in Part III, which contains disclosure of related party transactions, is also incorporated herein by reference.

     (c)  Certain business relationships.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) INDEX OF EXHIBITS (Listed according to the number assigned in the ------------------ table in Item 601 of Regulation S-B.)

          Exhibit No. 3 - Articles of Incorporation and bylaws

          a. Certificate of Limited Partnership of Capital Realty Investors-III Limited Partnership. (Incorporated by reference to Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

          Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

          a. Amended Certificate and Limited Partnership Agreement of Capital Realty Investors-III Limited Partnership. (Incorporated by reference to Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

                                      III-3

                                    PART III
                                    --------


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K - Continued
         --------------------------------

          Exhibit No. 10 - Material Contracts.

          a. Management Services Agreement between CRI and Capital Realty Investors-III Limited Partnership. (Incorporated by reference to Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

          Exhibit No. 99 - Additional Exhibits.

          a. Prospectus of the Partnership, dated May 6, 1983. (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

     (b)  REPORTS ON FORM 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                      III-4

                                   SIGNATURES


          In  accordance  with  Section  13 or 15(d) of the  Exchange  Act,  the
     registrant   caused  this  report  to  be  signed  on  its  behalf  by  the undersigned, thereunto duly authorized.



                                 CAPITAL REALTY INVESTORS-III\]
                                   LIMITED PARTNERSHIP
                                 -----------------------------------------------
                                 (Registrant)

                                 by:  C.R.I., INC.
                                      ------------------------------------------
                                      Managing General Partner




MARCH 28, 2001                        by:  /S/ WILLIAM B. DOCKSER
--------------                             -------------------------------------
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



MARCH 28, 2001                         by:  /S/ H. WILLIAM WILLOUGHBY
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President,
                                             and Secretary




MARCH 28, 2001                         by:  /S/ MICHAEL J. TUSZKA
--------------                              ------------------------------------
DATE                                        Michael J. Tuszka,
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)




                                      III-5

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



To the Partners
Capital Realty Investors-III Limited Partnership


     We  have  audited  the  consolidated   balance  sheets  of  Capital  Realty
Investors-III  Limited  Partnership  (a  Maryland  limited  partnership)  as  of
December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $1,653,017 and $1,458,560 of income in 2000 and 1999, respectively, included in the Partnership's net income in 2000 and net loss in 1999. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-III Limited Partnership as of December 31, 2000 and 1999 and the consolidated results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

                                               Grant Thornton LLP


Vienna, VA
March 22, 2001


                                      III-6

               REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           LOCAL PARTNERSHIPS IN WHICH

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                  HAS INVESTED*



* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-III Limited Partnership has invested were filed in paper format under Form SE on March 28, 2001, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted January 5, 2001.

                                      III-7

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                      ----------------------------
                                                                                          2000            1999
                                                                                      ------------    ------------
Investments in partnerships .......................................................   $ 11,784,956    $ 19,683,671
Investment in partnerships held for sale ..........................................           --         1,285,964
Investment in partnerships held in escrow .........................................      5,011,886       1,267,871
Cash and cash equivalents .........................................................     12,356,321      10,045,683
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $367,233 and $472,235, respectively ..........        278,889         415,398
Property purchase costs,
  net of accumulated amortization of $358,778 and $431,180, respectively ..........        293,543         401,342
Other assets ......................................................................          5,040            --
                                                                                      ------------    ------------

      Total assets ................................................................   $ 29,730,635    $ 33,099,929
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $ 11,965,814    $ 21,540,464
Accrued interest payable ..........................................................     25,038,996      49,549,160
Accounts payable and accrued expenses .............................................        143,243         168,467
                                                                                      ------------    ------------

      Total liabilities ...........................................................     37,148,053      71,258,091
                                                                                      ------------    ------------


Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................     (7,681,551)     (4,687,201)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (53,582,434)    (87,317,528)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (7,417,418)    (38,158,162)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 29,730,635    $ 33,099,929
                                                                                      ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-8

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the years ended
                                                                                       DECEMBER 31,
                                                                              ----------------------------
                                                                                  2000            1999
                                                                              ------------    ------------
Share of income from partnerships .........................................   $  2,386,939    $  1,778,488
                                                                              ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income .............................................        626,216         505,503
                                                                              ------------    ------------


  Expenses:
    Interest ..............................................................      2,600,481       3,802,599
    Management fee ........................................................        300,000         300,000
    General and administrative ............................................        268,805         253,844
    Extension fee .........................................................           --           150,000
    Professional fees .....................................................        220,225         100,773
    Amortization of deferred costs ........................................         49,293          61,075
                                                                              ------------    ------------

                                                                                 3,438,804       4,668,291
                                                                              ------------    ------------

      Total other revenue and expenses ....................................     (2,812,588)     (4,162,788)
                                                                              ------------    ------------

Loss before gain on disposition of investments in partnerships ............       (425,649)     (2,384,300)

Gain on disposition of investments in partnerships ........................     11,642,175            --
                                                                              ------------    ------------

Income (loss) before extraordinary gain from extinguishment of debt .......     11,216,526      (2,384,300)

Extraordinary gain from extinguishment of debt ............................     22,518,568         167,774
                                                                              ------------    ------------

Net income (loss) .........................................................   $ 33,735,094    $ (2,216,526)
                                                                              ============    ============



Net income (loss) allocated to General Partners (1.51%) ...................   $    509,400    $    (33,470)
                                                                              ============    ============


Net income (loss) allocated to Initial and Special Limited Partners (1.49%)   $    502,653    $    (33,026)
                                                                              ============    ============


Net income (loss) allocated to Additional Limited Partners (97%) ..........   $ 32,723,041    $ (2,150,030)
                                                                              ============    ============


Net income (loss) per unit of Additional Limited Partnership Interest
  based on 60,000 units outstanding .......................................   $     545.38    $     (35.83)
                                                                              ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-9

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                                                      Initial and
                                                                        Special            Additional
                                                   General              Limited             Limited
                                                   PARTNERS             PARTNERS            PARTNERS               TOTAL
                                                 -----------          -----------         ------------         ------------
Partners' deficit, January 1, 1999               $(1,306,312)         $(1,289,678)        $(32,746,576)        $(35,342,566)

  Net loss                                           (33,470)             (33,026)          (2,150,030)          (2,216.526)

  Distribution of $10.00 per unit of
    Additional Limited Partnership Interest               --                   --             (599,070)            (599,070)
                                                 -----------          -----------         ------------         ------------

Partners' deficit, December 31, 1999              (1,339,782)          (1,322,704)         (35,495,676)         (38,158,162)

  Net income                                         509,400              502,653           32,723,041           33,735,094

  Distribution of $50.00 per unit of
    Additional Limited Partnership Interest               --                   --           (2,994,350)          (2,994,350)
                                                 -----------          -----------         ------------         ------------

Partners' deficit, December 31, 2000             $  (830,382)         $  (820,051)        $ (5,766,985)        $ (7,417,418)
                                                 ===========          ===========         ============         ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     III-10

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the years ended
                                                                             DECEMBER 31,
                                                                     -----------------------------
                                                                        2000             1999
                                                                     ------------    -------------
Cash flows from operating activities:
  Net income (loss) ..............................................   $ 33,735,094    $ (2,216,526)

  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Share of income from partnerships ............................     (2,386,939)     (1,778,488)
    Amortization of deferred costs ...............................         49,293          61,075
    Amortization of discount on purchase money notes .............         19,873            --
    Gain on disposition of investments in partnerships ...........    (11,642,175)           --
    Extraordinary gain from extinguishment of debt ...............    (22,518,568)       (167,774)

    Changes in assets and liabilities:
      (Increase) decrease in other assets ........................         (5,040)          5,982
      Increase in accrued interest payable .......................      2,580,608       3,802,599
      Payment of purchase money note interest ....................       (469,554)       (417,328)
      (Decrease) increase in accounts payable and accrued expenses        (25,224)         26,618
                                                                     ------------    ------------

        Net cash used in operating activities ....................       (662,632)       (683,842)
                                                                     ------------    ------------


Cash flows from investing activities:
  Receipt of distributions from partnerships .....................      1,844,791       1,069,289
  Proceeds from disposition of investments in partnerships .......     14,864,089            --
                                                                     ------------    ------------

        Net cash provided by investing activities ................     16,708,880       1,069,289
                                                                     ------------    ------------


Cash flows from financing activities:
  Payoff of purchase money notes and related interest ............    (10,741,260)       (370,000)
  Payment of purchase money note principal .......................           --          (275,000)
  Distributions to Additional Limited Partners ...................     (2,994,350)       (599,070)
  Release of investment held in escrow ...........................           --           100,000
                                                                     ------------    ------------

        Net cash used in financing activities ....................    (13,735,610)     (1,144,070)
                                                                     ------------    ------------

Net increase (decrease) in cash and cash equivalents .............      2,310,638        (758,623)

Cash and cash equivalents, beginning of year .....................     10,045,683      10,804,306
                                                                     ------------    ------------

Cash and cash equivalents, end of year ...........................   $ 12,356,321    $ 10,045,683
                                                                     ============    ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .......................   $  5,715,229    $    590,621
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

     c.   PRINCIPLES OF CONSOLIDATION
          ---------------------------

          These financial statements include the accounts of four intermediary limited partnerships which have invested in four Local Partnerships which own and operate government-assisted or conventionally financed apartment properties. All activity between the four intermediary limited partnerships and the Partnership has been eliminated in consolidation.

     d.   INVESTMENTS IN PARTNERSHIPS
          ---------------------------

          The investments in Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2000 and 1999, the Partnership's share of cumulative losses of seven and eight, respectively, of the Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $8,485,429 and $9,736,465, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements. As of December 31, 2000 and 1999, cumulative cash


                                     III-12

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     distributions of $576,037 and $324,528, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

     e.   INVESTMENT IN PARTNERSHIPS HELD FOR SALE
          ----------------------------------------

          Due to the impending transfer of its interest in College Park, and sale of O'Farrell, as discussed in Note 2.a., the Partnership's investment in these Local Partnerships was reclassified to investment in partnerships held for sale in the accompanying balance sheet at December 31, 1999. Assets held for sale are not recorded in excess of their estimated net realizable value.

     f.   INVESTMENT IN PARTNERSHIPS HELD IN ESCROW
          -----------------------------------------

          In July 1999, documents transferring the Partnership's interest in Audubon Towers to the noteholder were placed in escrow, as discussed in
     Note 2.a. The Partnership's investment in this Local Partnership was reclassified as an investment in partnership held in escrow in the accompanying balance sheet at December 31, 2000. In October 1999, the documents transferring the Partnership's interest in Greeley Manor to the noteholder were placed in escrow, as discussed in Note 2.a. The Partnership's investment in this Local Partnership was reclassified as an investment in partnership held in escrow in the accompanying balance sheet at December 31, 1999. Assets held in escrow are not recorded in excess of their estimated net realizable value.

     g.   CASH AND CASH EQUIVALENTS
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits, repurchase agreements and commercial paper with original maturities of three months or less.

     h.   OFFERING COSTS
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partnership interests. Such costs were recorded as a reduction of partners' capital when incurred.

     i.   INCOME TAXES
          ------------

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

     k.   FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------

          The accompanying financial statements include estimated fair value information as of December 31, 2000, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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


2.   INVESTMENTS IN PARTNERSHIPS

     a.   DUE ON INVESTMENTS IN PARTNERSHIPS AND ACCRUED INTEREST PAYABLE
          ---------------------------------------------------------------

          As of December 31, 2000 and 1999, the Partnership held limited partner interests in 24 and 31 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships follow.

                                     III-14

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                         DECEMBER 31,
                                              ---------------------------------
                                                 2000                  1999
                                              -----------           -----------

          Due to local general partners:      $   119,544           $   119,544

          Purchase money notes due in:
            1999                                6,800,000            13,685,000
            2000                                       --             2,009,500
            2001                                1,275,000             1,700,000
            2002                                2,011,270             2,011,270
            2003                                       --               506,288
            2004                                1,760,000             1,760,000
            Thereafter                                 --               322,326

          Less:  unamortized discount                  --              (573,464)
                                              -----------           -----------

                 Subtotal                      11,965,814            21,540,464
                                              -----------           -----------

          Accrued interest payable             25,005,020            49,515,184
                                              -----------           -----------

                 Total                        $36,970,834           $71,055,648
                                              ===========           ===========


          The amounts due to local general partners will be paid upon the occurrence of certain specific events, as outlined in the respective Local Partnership's partnership agreement.

          The purchase money notes have stated interest rates ranging from 5.57% to 12%, certain of which are compounded annually. Unamortized discounts are based on an imputed interest rate of 15% to reflect market interest rates which prevailed when the notes were issued. The resulting discount has been recorded by the Partnership and is being amortized to interest expense over the life of the respective purchase money notes using the effective interest method. The purchase money notes are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

          The purchase money note related to Audubon Towers, in the principal amount of $1,275,000, matured on January 1, 1999, and was extended during 2000 to January 15, 2001. The Partnership placed in escrow an assignment of its interest in the Local Partnership to the noteholders, but as of March 28, 2001, the interest remained in escrow.

          The purchase money notes related to the following properties have matured and have not been paid or extended.

          PROPERTY                       PRINCIPAL              MATURITY
          --------                      ----------              --------

          Heritage Estates I            $2,600,000              01/01/99
          Heritage Estates II            1,800,000              01/01/99
          Victorian Towers                 900,000              01/01/99
          Meadow Lanes                     650,000              02/28/99
          Glen Agnes                       850,000              06/30/99
          Audubon Towers                 1,275,000              01/15/01

          The purchase money notes related to the following properties were paid off at a discount, or were transferred to the noteholders, during 2000.


                                     III-15

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued


          PROPERTY                      PRINCIPAL         DATE         DISPOSITION
          --------                     ----------     ------------     -----------
          Greeley Manor                $  734,500     January 2000     Transferred
          Bartley Manor                   700,000     January 2000     Paid Off
          Village Green                   275,000     January 2000     Paid Off
          Village Square                  390,000     January 2000     Paid Off
          College Park                    880,000     April 2000       Transferred
          Rolling Green at Milford      2,250,000     May 2000         Paid Off
          Winchester Gardens            1,700,000     June 2000        Transferred via sale
          O'Farrell                       322,236     August 2000      Paid Off
          Tyee Apartments               1,305,000     October 2000     Paid Off
          Woodside Village              3,335,000     October 2000     Paid Off

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

          The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through December 31, 2001, and which remain unpaid or unextended as of March 28, 2001. Excluded from the following chart are purchase money notes which matured through December 31, 2000, and which have been paid off, cancelled, or extended on or before March 28, 2001.

                                                                         Aggregate
                                               Aggregate                  Accrued                  Carrying Amount
                                               Principal                  Interest                 of Partnership's
                   Number of                    Balance                   Balance                  Investments in
   Purchase        Underlying                    as of                     as of                   Underlying Local
  Money Note         Local       Percentage     December    Percentage    December    Percentage   Partnerships as of    Percentage
(PMN) MATURITY    PARTNERSHIPS    OF TOTAL      31, 2000     OF TOTAL     31, 2000     OF TOTAL    DECEMBER 31, 2000      OF TOTAL
--------------    ------------   ----------    -----------  ---------    ----------   ----------   ------------------    ----------
1st Quarter 1999        4            17%       $ 5,950,000        50%    $11,354,013       45%        $ 2,853,360             17%
2nd Quarter 1999        1             4%           850,000         7%      1,769,911        7%          1,326,372              8%
1st Quarter 2001        1             4%         1,275,000        11%      3,730,321       15%          4,971,063             30%
                     ----          ----        -----------     -----     -----------     ----         -----------           ----

Total through
 12/31/2001             6            25%       $ 8,075,000        68%    $16,854,245       67%        $ 9,150,795 (3)         55%
                     ====          ====        ===========     =====     ===========     ====         ===========           ====

Total, Local
  Partnerships         24 (2)       100%       $11,846,270(1)    100%    $25,005,020(1)   100%        $16,756,019 (3)        100%
                     ====          ====        ===========     =====     ===========     ====         ===========           ====

                                     III-16

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     (1)  Does not include amounts payable to a local general partner.
     (2) Twelve of the 24 Local Partnerships have related purchase money note obligations.
     (3) Includes $4,971,063 for the partnership reported as investment in partnership held in escrow on the consolidated balance sheet at December 31, 2000.

          The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 24 Local Partnerships in which the Partnership is invested as of December 31, 2000, the six Local Partnerships with associated purchase money notes which mature through December 31, 2001 and which remain unpaid or unextended as of March 28, 2001, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                                 Percentage of Total     Partnership's Share of
             For the Year      Distributions Received         Income from
                ENDED          FROM LOCAL PARTNERSHIPS     LOCAL PARTNERSHIPS
          -----------------    -----------------------   ----------------------

          December 31, 2000              13%                     $344,809
          December 31, 1999              19%                     $489,631


          The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2000 and 1999 was $2,600,481 and $3,802,599,
     respectively. The accrued interest payable on the purchase money notes of $25,005,020 and $49,515,184 as of December 31, 2000 and 1999, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                     III-17

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                 AUDUBON TOWERS
                                 --------------

          The Partnership defaulted on its purchase money note related to Audubon Towers Limited Partnership (Audubon Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,275,000 and $3,272,276, respectively. In August 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to June 30, 2000, in exchange for payment of a fee not applicable to the note balance. In June 2000, the Partnership made a payment, applicable to the purchase money note balance, extending the maturity date to January 15, 2001. The maturity date could have been further extended through January 2, 2003, had the Partnership paid additional sums prior to January 15, 2001, but the Partnership chose not to make the large extension payment as it saw little chance to sell the property and recoup its investment in the next two years. Under the extension agreement, documents transferring the Partnership's interest in Audubon Towers to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note at final maturity. As of March 28, 2001, the Partnership has not been notified by the escrow agent as to the disposition of the Partnership's interest in Audubon Towers.

          Due to the possible transfer of the Partnership's interest in the Local Partnership to the noteholders, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $5,011,886 as of December 31, 2000, has been reclassified to investment in partnership held in escrow in the accompanying consolidated balance sheet at December 31, 2000.

                 BARTLEY MANOR, VILLAGE SQUARE AND VILLAGE GREEN
                 -----------------------------------------------

          The Partnership defaulted on its purchase money notes related to Bartley Manor Limited Partnership (Bartley Manor), Village Square Limited Partnership (Village Square) and Village Green of Wisconsin Limited
     (Village Green) on October 1, 1999, when the notes, as extended, reached maturity and were not paid. The default amounts included aggregate principal and accrued interest of $1,365,000 and $2,427,685, respectively. Aggregate accrued interest at December 31, 1999 was $2,474,810. In January 2000, the Partnership paid off the notes at a discount. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $2,865,417 for financial statement purposes in 2000, and in cancellation of indebtedness income of approximately $3.0 million for federal tax purposes in 2000.

                                  COLLEGE PARK
                                  ------------

          The Partnership defaulted on its purchase money notes related to College Park Limited (College Park) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $880,000 and $1,622,642, respectively. The Partnership attempted to negotiate with the noteholder of record to extend the maturity dates of the purchase money notes for five years, but received no response. In March 1999, the Partnership received notice of a collection action on the purchase money notes by two individuals who claimed to be the noteholders. The Partnership retained local counsel to defend the lawsuit. On July 26, 1999, the Partnership received notice that the plaintiffs moved to dismiss their lawsuit. On September 7, 1999, the Partnership received notice that a new collection action had been

                                     III-18

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     filed in the proper jurisdiction of Mississippi. The purported noteholders indicated that they would not agree to settle the action. Accordingly, to avoid the expense of further litigation, in April 2000, the Partnership transferred its interests in the Local Partnership to the noteholders in exchange for cancellation of the indebtedness. The release of the
     Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in College Park resulted in extraordinary gain from extinguishment of debt of $1,415,213 for financial statement purposes in 2000, and in total income of $3,036,164 for federal tax purposes in 2000.

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

                                   GLEN AGNES
                                   ----------

          The Partnership defaulted on its purchase money note related to Glen Agnes Associates (Glen Agnes) on June 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $850,000 and $1,597,852, respectively. As of March 28, 2001, principal and accrued interest of $850,000 and $1,797,259, respectively, were due.

          In November 1999, the noteholder filed an action to foreclose on the Partnership's interest in the Local Partnership. Counsel for the noteholder have failed to respond to the Partnership's queries, but have taken no further action in the litigation. In the meantime, an affiliate of the noteholder offered to purchase the Partnership's interest in the Local Partnership for a combination of cash and the assumption of the purchase money note. Any transfer of the Partnership's interest in the Local Partnership would have to be approved by the California Housing Finance Agency. There is no assurance that such approval will be obtained, or that a transfer will take place.

                                  GREELEY MANOR
                                  -------------

          The Partnership defaulted on its purchase money note related to Greeley Manor Company (Greeley Manor) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $734,500 and $1,365,808, respectively. On October 15, 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to January 3, 2000, in exchange for a partial principal payment. Under the extension agreement, documents transferring the Partnership's interest in Greeley Manor to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note on or before January 3, 2000. In January 2000, the documents were released from escrow

                                     III-19

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     and the Partnership's interest in Greeley Manor was transferred to the noteholder. The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in Greeley Manor resulted in extraordinary gain from extinguishment of debt of $864,624 for financial statement purposes in 2000, and in total income of approximately $999,437 for federal tax purposes in 2000.

                   HERITAGE ESTATES I AND HERITAGE ESTATES II
                   ------------------------------------------

          The Partnership defaulted on the purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of March 28, 2001, principal and accrued interest of $2,600,000 and
     $5,001,533,  respectively,  for  Heritage  Estates  I, and  $1,800,000  and
     $3,116,018, respectively, for Heritage Estates II were due. The Managing General Partner and the purchase money noteholders have agreed in principle to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II to January 1, 2004, and the noteholders are currently reviewing documents to implement the extensions. There is no assurance that extensions will be obtained.

                                 HIGHLAND MANOR
                                 --------------

          The Partnership and the holders of the purchase money notes (in the original principal amount of $1,760,000) related to Highland Manor, Limited (Highland Manor) have extended the maturity date thereof from January 1, 1999 to January 1, 2004, subject to the noteholders' right to accelerate the maturity date upon nine months' notice. In connection with the extension, in addition to the payments required to be made to the noteholders by the Partnership from cash flow distributions from Highland Manor, the Partnership agreed to make annual payments to the noteholders on January 15th of each calendar year commencing January 15, 2000. On October 23, 1998, the Partnership made a payment of interest, which was held in escrow, along with the purchase money note modification documents, until January 1999, at which time the funds were released to the noteholders. This payment has been, and subsequent payments will be, applied first to payment of accrued interest, and thereafter to principal. In January 2000 and 2001, the Partnership made the annual payment as agreed under the extension documents.

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

                                     III-20

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                 MEADOW LANES II
                                 ---------------

          The Partnership defaulted on its purchase money note related to Meadow Lanes II Limited Dividend Housing Associates (Meadow Lanes II) on February 28, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $650,000 and $1,250,201, respectively. As of March 28, 2001, principal and accrued interest of $650,000 and $1,437,124, respectively, were due. The Partnership is currently attempting to negotiate with the noteholder to extend the maturity date of the purchase money note. There is no assurance that an extension will be obtained.

                                    O'FARRELL
                                    ---------

          The local managing general partner of O'Farrell Towers Associates (O'Farrell) received an offer for the purchase of the property, and the parties executed a sale contract dated as of October 12, 1999, with a closing date of August 4, 2000. Proceeds received by the Partnership from the sale of this property were used to pay off, at a discount, the purchase money notes related to O'Farrell. The sale of O'Farrell resulted in gain on disposition of investments in partnerships of $2,539,157, extraordinary gain from extinguishment of debt of $280,096 for financial statement purposes in 2000, and total income of approximately $9,261,700 for federal tax purposes in 2000. The Managing General Partner was paid a disposition fee of $244,000 for the sale of O'Farrell on August 4, 2000.

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

          On May 31, 2000, Rolling Green at Milford was sold. The entire sale proceeds to the Partnership were used to pay off, at a discount, the Partnership's purchase money note obligation related to this property. The sale resulted in gain on disposition of investment in partnership of $4,306,006 and in extraordinary gain from extinguishment of debt of $594,897 for financial statement purposes in 2000, and in total income of $8,764,435 for federal tax purposes in 2000. (A distribution of surplus cash was made by the local managing general partner subsequent to the sale date, in September 2000. Substantially all of the distribution was applied to the purchase money note obligation with the effect of reducing the extraordinary gain from extinguishment of debt previously recognized.) The Managing General Partner of the Partnership and/or its affiliates did not receive any fees relating to the sale.

                                 TYEE APARTMENTS
                                 ---------------

          The Partnership defaulted on its purchase money notes related to Tyee Associates (Tyee Apartments) on February 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,305,000 and

                                     III-21

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     $3,312,902, respectively. On October 13, 2000, Tyee Apartments was sold. A portion of the sale proceeds was used to pay off, at a discount, the Partnership's purchase money note obligations related to this property. The sale resulted in gain on disposition of investments in partnerships of $1,827,662 and in extraordinary gain from extinguishment of debt of $3,486,305 for financial statement purposes in 2000, and in total income of $5,629,456 for federal tax purposes in 2000. The Managing General Partner of the Partnership received a fee equal to 1.16% of the sale price, or $48,911, relating to the sale.

                                VICTORIAN TOWERS
                                ----------------

          The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of March 28, 2001, principal and accrued interest of $900,000 and $1,989,524 were due. The Managing General Partner reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is awaiting execution of the related documents. There is no assurance that an extension of the maturity date will be finalized.

                               WINCHESTER GARDENS
                               ------------------

          The Partnership defaulted on its purchase money notes related to New Winchester Gardens, Ltd. (Winchester Gardens) on December 31, 1997 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,700,000 and $2,995,648, respectively. On April 7, 1998, the Partnership was served with a complaint by the holders of the purchase money notes suing the Partnership, the Managing General Partner and CRHC, Incorporated (CRHC) (CRHC is an affiliate of the Managing General Partner), for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which extended the maturity date of the purchase money notes to January 31, 2001. In connection with this settlement, the Partnership granted the noteholders an option during the period January 1, 2000 through June 30, 2000 to purchase the Partnership's and CRHC's interests in the Local Partnership for an amount equal to the outstanding principal balance of the purchase money notes plus accrued interest. On June 23, 2000, pursuant to the option agreement, the noteholder purchased the interests in Winchester Gardens in exchange for purchase money note principal and accrued interest of $1,700,000 and $3,579,026, respectively, resulting in extraordinary gain from extinguishment of debt of $5,233,404 for financial statement purposes in 2000, and in total income of $7,374,334 for federal tax purposes in 2000.

                                WOODSIDE VILLAGE
                                ----------------

          The Partnership defaulted on its two purchase money notes related to Woodside Village Limited Partnership (Woodside Village) on February 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,335,000 and $7,407,102, respectively. On October 13, 2000, Woodside Village was sold. A portion of the sale proceeds was used to pay off, at a discount, the Partnership's purchase money note obligations related to this property. The sale resulted in estimated gain on disposition of investments in partnerships of $2,969,350 and in extraordinary gain from extinguishment of debt of $7,778,612 for financial statement

                                     III-22

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     purposes in 2000, and in total income of $13,018,337 for federal tax purposes in 2000. The Managing General Partner of the Partnership received a fee equal to 1.75% of the sale price, or $151,200, relating to the sale.

          In February, 2001, the Partnership and two affiliates were served in a state court action for declaratory judgement and damages in connection with a purchase money note allegedly assigned to the plaintiff secured by its interests in Woodside Village. That Property was sold in October 2000 and the original payee agreed to indemnify the Partnership for any claims in connection with the purchase money notes. Counsel for the original payee (also a defendant) is currently representing the Partnership.

     b.   INTERESTS IN PROFITS, LOSSES AND CASH DISTRIBUTIONS MADE BY LOCAL
          -----------------------------------------------------------------
            PARTNERSHIPS
            ------------

          The Partnership has a 96% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invests in the Local Partnership. As stipulated by the Local Partnership's partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2000 and 1999, the Partnership received cash distributions from the rental operations of the Local Partnerships of $1,844,791 and $1,069,289 respectively. As of December 31, 2000 and 1999, 20 and 25, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $1,333,333 and $2,177,856, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

          The cash distributions to the Partnership from the operations of the rental properties may be limited by the Agencies' regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are generally required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

          Upon sale or refinancing of a property owned by a Local Partnership, or upon the liquidation of a Local Partnership, the proceeds from such sale, refinancing or liquidation shall be distributed in accordance with the respective provisions of each Local Partnership's partnership agreement. In accordance with such provisions, the Partnership would receive from such proceeds its respective percentage interest of any remaining proceeds, after payment of (i) all debts and liabilities of the Local Partnership and certain other items, (ii) the Partnership's capital contributions plus certain specified amounts as outlined in each partnership agreement, and (iii) certain special distributions to general partners and related entities of the Local Partnership.

     c.   PROPERTY MATTERS
          ----------------

                                    O'FARRELL
                                    ---------

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

                                 TYEE APARTMENTS
                                 ---------------

          On October 13, 2000, Tyee Apartments was sold. See Note 2.a. hereof for further information concerning this sale.

                       VILLA MIRAGE I AND VILLA MIRAGE II
                       ----------------------------------

          The Partnership's affiliate, C.R.H.C., Incorporated (CRHC), removed the Local Managing General Partner (LMGP) of both Villa Mirage I and Villa Mirage II in December 1999, due to its failure to address problems identified in the 1998 audited financial statements of those lower tier partnerships, including overpayments to itself and its affiliated property management company. The removed LMGP and its shareholder and another unrelated local general partner filed lawsuits against the Partnership and CRHC with respect to both Villa Mirage I and II seeking, among other things, an accounting and dissolution of the partnerships and damages for alleged breaches of the respective partnership agreements (for refusal to approve proposed sales of the properties). The lawsuits did not purport to enjoin or reverse the removals of the LMGP. Subsequently, the same plaintiffs filed injunction actions seeking to compel the sales of the properties owned by Villa Mirage I and II. Both lawsuits were stayed while the disputes were to be resolved by arbitration in accordance with the respective Local Partnership agreements. In August 2000, the plaintiffs dismissed their litigation and arbitration claims without prejudice, but CRHC and the Partnership maintained their arbitration claims. The arbitration hearing was held in January 2001. A ruling is expected by mid-April 2001.

                                WOODSIDE VILLAGE
                                ----------------

          On October 13, 2000, Woodside Village was sold. See Note 2.a. hereof for further information concerning this sale.

     d.   AFFORDABLE HOUSING LEGISLATION
          ------------------------------

          Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments (HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. Current legislation allows all expired Section 8 HAP contracts with rents at less than 100% of fair market rents to be renewed for one year. Expiring Section 8 HAP contracts with rents that exceed 100% of fair market rents could be renewed for one year, but at rents reduced to 100% of fair market rents (Mark-to- Market). All expiring Section 8 HAP contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration (FHA), became subject to the Mark-to-Market legislation.

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

          Seven properties in which the Partnership is invested as of December 31, 2000, may be affected by the Mark-to-Market program, since they have
     Section 8 HAP  contracts  which,  as  extended,  will  expire in 2001.  The
     Section 8 HAP contracts cover all or substantially all of the apartment units in each property. Two properties have applied to participate in the Mark-up-to-Market program discussed further herein. Rents studies on two properties whose Section 8 HAP contracts expired in 2000 indicate HAP rents are in excess of fair market rents, and therefore these properties will most likely apply for a one- year renewal of their respective Section 8 HAP contracts. However, the Mark-to-Market program is currently set to expire in September, 2001, so there can be no assurance of what may happen thereafter. The Section 8 HAP contracts on the remaining three properties are also expected to be renewed during 2001 for another one-year period.

                                                           Units             Original           Renewed
                                                       Authorized for      Expiration of      Expiration of
                                       Number of      Rental Assistance      Section 8          Section 8
         PROPERTY                     RENTAL UNITS     UNDER SECTION 8     HAP CONTRACT       HAP CONTRACT
         --------                     ------------    -----------------    -------------     --------------
         Bartley Manor                     70                69               07/31/98         05/31/01      (2)
         Briar Crest I                     53                53               06/30/98         09/30/01      (1)
         Briar Crest II                    49                49               06/30/98         09/30/01      (1)
         Briar Hills                       50                33               09/30/98         12/31/01      (2)
         Indian Hills Townhouses           40                24               09/30/98         12/31/01      (2)
         Village Green                     36                36               09/30/98         04/30/01      (2)
         Village Square                    48                48               09/30/98         04/30/01      (2)
                                        -----             -----

              Total                       346               312
                                        =====             =====

         (1)  Property has applied for Mark-up-to-Market.
         (2)  Renewed/expected to be renewed for one year.

          With the uncertainty of continued project-based subsidies for properties with expiring Section 8 HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in Local Partnerships at this time. As of December 31, 2000, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in or 2001 was $4,672,860.

          Under HUD's more recent "Mark-up-to-Market" program, properties with expiring Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined Interest Subsidy Adjustment Factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 HAP contracts not to convert these properties to market rate housing.

                                     III-25

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to-Market program will receive increased cash flow, as the limited dividend will be increased in an amount equal to the increase in gross revenues.

     e.   SUMMARIZED FINANCIAL INFORMATION
          --------------------------------

          Combined balance sheets and combined statements of operations for the 24 and 31 Local Partnerships in which the Partnership is invested as of December 31, 2000 and 1999, respectively, follow. The combined statement of operations for the year ended December 31, 2000, include information for seven Local Partnerships through the dates of sale or transfer.

                             COMBINED BALANCE SHEETS

                                                             DECEMBER 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------

     Rental property, at cost, net of accumulated
       depreciation of $60,410,264 and
       $81,091,462, respectively                    $ 51,926,200  $ 75,945,135
     Land and land improvements                        9,977,655    13,570,306
     Other assets                                     16,201,657    20,908,627
                                                    ------------  ------------

           Total assets                             $ 78,105,512  $110,424,068
                                                    ============  ============



     Mortgage notes payable                         $ 78,035,342  $104,804,254
     Other liabilities                                 7,570,775     9,718,955
                                                    ------------  ------------

           Total liabilities                          85,606,117   114,523,209

     Partners' deficit                                (7,500,605)   (4,099,141)
                                                    ------------  ------------

           Total liabilities and partners'
             deficit                                $ 78,105,512  $110,424,068
                                                    ============  ============


                        COMBINED STATEMENTS OF OPERATIONS

                                                       For the years ended
                                                           DECEMBER 31,
                                                    -------------------------
                                                        2000         1999
                                                    -----------   -----------

     Revenue:
       Rental                                       $27,288,524   $30,406,116
       Interest                                         699,757       635,738
       Other                                          1,125,724     1,345,584
                                                    -----------   -----------

           Total revenue                             29,114,005    32,387,438
                                                    -----------   -----------

     Expenses:
       Operating                                     17,030,872    18,840,503
       Interest                                       6,225,612     7,204,038
       Depreciation                                   4,664,747     5,186,672
       Amortization                                     384,496        85,919
                                                    -----------   -----------

            Total expenses                           28,305,727    31,317,132
                                                    -----------   -----------

     Net income                                     $   808,278   $ 1,070,306
                                                    ===========   ===========


                                     III-26

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     f.   RECONCILIATION OF THE LOCAL PARTNERSHIPS' FINANCIAL STATEMENT
          -------------------------------------------------------------
            NET INCOME TO TAXABLE INCOME
            ----------------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (i) certain revenue and the related assets are recorded when received rather than when earned; (ii) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (iii) a shorter life is used to compute depreciation on the property as permitted by Internal Revenue Service (IRS) Regulations. These returns are subject to examination and, therefore, possible adjustment by the IRS.

          A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income follows.

                                                           For the years ended
                                                                DECEMBER 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------

     Financial statement net income                      $  808,278   $1,070,306

     Adjustments:
       Difference in tax depreciation using accelerated
         methods, net of depreciation on construction
         period expenses capitalized for financial
         statement purposes                               3,075,416    2,228,567

       Amortization for financial statement purposes
         not deducted for income tax purposes                48,196       48,196

       Miscellaneous, net                                   445,152       97,192
                                                         ----------   ----------

     Taxable income                                      $4,377,042   $3,444,261
                                                         ==========   ==========


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the interests in the Local Partnerships. The fee amounted to $1,200,000, which is equal to two percent of the Additional Limited Partners' capital contributions to the Partnership. The acquisition fee was capitalized and is being amortized over a 30-year period using the straight-line method.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2000 and 1999, the Partnership paid $239,666 and $188,024, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

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

                                     III-27

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS

     (i) First, on a monthly basis as an operating expense before any distributions to limited partners in the amount computed as described in the Partnership Agreement, provided that such annual amount shall not be greater than $300,000; and

     (ii) Second, after distributions to the limited partners in the amount of one percent of the gross proceeds of the offering, the balance of such 0.25% of invested assets.

For each of the years ended December 31, 2000 and 1999, the Partnership paid the Managing General Partner a Management Fee of $300,000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fee was earned by the Managing General Partner or its affiliates for the year ended December 31, 1999. For the year ended December 31, 2000, the Managing General Partner was paid (i) a disposition fee of $244,000 relating to the sale of O'Farrell on August 4, 2000; (ii) a disposition fee of $48,911 relating to the sale of Tyee on October 13, 2000; and (iii) a disposition fee of $151,200 relating to the sale of Woodside on October 13, 2000.


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

     All profits and losses prior to the first date on which Additional Limited Partners were admitted were allocated 98.49% to the Initial Limited Partners and 1.51% to the General Partners. Upon admission of the Special Limited Partner and the Additional Limited Partners, the interest of the Initial Limited Partners was reduced to 0.49%. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the Local Partnerships or their rental properties which are not reinvested shall be distributed and applied as follows:

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

                                     III-28

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

          equal to a cumulative noncompounded six percent return on each limited partners' capital contribution, reduced, but not below zero, by (1) an amount equal to 50% of the losses for tax purposes plus tax credits allocated to such limited partner and (2) distributions of net cash flow to each limited partner, such return, losses for tax purposes and net cash flow distributions commencing on the first day of the month in which the capital contribution was made;
      (v) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
     (vi) to the General Partners in the amount of their capital contributions;
    (vii) thereafter, for their services to the Partnership, in equal shares to certain general partners (or their designees), whether or not any is then a general partner, an aggregate fee of one percent of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such one percent fee was not paid to the General Partners or their designees; and,
   (viii) the remainder, 12% to the General Partners (or their assignees), three percent to the Special Limited Partner and 85% to the Initial and Additional Limited Partners (or their assignees).

     Fees payable to certain general partners (or their designees) under (vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or six percent of the sales price of the apartment properties.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of an investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fee was earned by the Managing General Partner or its affiliates for the year ended December 31, 1999. For the year ended December 31, 2000, the Managing General Partner was paid (i) a disposition fee of $244,000 for the sale of O'Farrell on August 4, 2000; (ii) a disposition fee of $48,911 for the sale of Tyee on October 13, 2000; and (iii) a disposition fee of $151,200 for the sale of Woodside on October 13, 2000.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, one percent to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On November 6, 2000, the Partnership made a cash distribution of $2,994,350 ($50.00 per Unit) to Additional Limited Partners, to holders of record as of September 30, 2000; this distribution was a result of the sales of O'Farrell, Tyee Apartments and Woodside Village. On November 12, 1999, the Partnership made a cash distribution of $599,070 ($10.00 per Unit) to Additional Limited Partners, to holders of record as of October 1, 1999, out of available cash flow.

     As defined in the Partnership Agreement, after the payment of distributions to Additional Limited Partners as described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee,

                                     III-29

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

the Partnership had no remaining cash available for distribution for the years ended December 31, 2000 and 1999. The Managing General Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
       INCOME (LOSS) TO TAXABLE INCOME (LOSS)

     For federal income tax purposes, the Partnership reports on a basis whereby: (i) certain expenses are amortized rather than expensed when incurred;
(ii) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (iii) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.f.), including losses in excess of related investment amounts. These returns are subject to audit and, therefore, possible adjustment by the IRS. In addition, adjustments arising from the amortization of discount on the Partnership's purchase money notes for financial reporting purposes are eliminated for income tax purposes (see Note 2.a.).

     A reconciliation of the Partnership's financial statement net income (loss) to taxable income (loss) follows.

                                                                         For the years ended
                                                                              DECEMBER 31,
                                                                      --------------------------
                                                                          2000          1999
                                                                      -----------    -----------
Financial statement net income (loss)                                 $33,735,094    $(2,216,526)

Adjustments:
  Differences between taxable income (loss) and financial statement net income (loss) related to the Partnership's equity
    in the Local Partnerships' income or losses                        18,261,556      1,618,242

  Costs amortized over a shorter period for income tax purposes            45,298         66,275

  Effect of amortization of discount on purchase money notes
    for financial statement purposes                                       27,264        372,880
                                                                      -----------    -----------

Taxable income (loss)                                                 $52,069,212    $  (159,129)
                                                                      ===========    ===========


                                      # # #


                                     III-30