Form 10QSB
period 2001-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2001-05-09
CIK 722833

--------------------------------------------------------------------------------






                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------



                                   FORM 10-QSB


                               ------------------



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001


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

                                 (301) 468-9200


                               ------------------





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No o




--------------------------------------------------------------------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001



                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
               - March 31, 2001 and December 31, 2000.......................  1

           Consolidated Statements of Operations and Accumulated Losses
               - for the three months ended March 31, 2001 and 2000.........  2

           Consolidated Statements of Cash Flows
               - for the three months ended March 31, 2001 and 2000.........  3

           Notes to Consolidated Financial Statements
               - March 31, 2001 and 2000....................................  4

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 14


Part II - OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities.................................. 19

Item 5.    Other Information................................................ 19

Item 6.    Exhibits and Reports on Form 8-K................................. 19

Signature................................................................... 20

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP


                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                                       March 31,      December 31,
                                                                                         2001             2000
                                                                                     -------------    ------------
                                                                                                      (Unaudited)
Investments in and advances to partnerships .......................................   $ 11,856,115    $ 11,784,956
Investment in partnership held in escrow ..........................................      5,011,886       5,011,886
Cash and cash equivalents .........................................................     12,690,924      12,356,321
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $372,526 and $367,233, respectively ..........        273,596         278,889
Property purchase costs,
  net of accumulated amortization of $364,125 and $358,778, respectively ..........        288,195         293,543
Other assets ......................................................................          3,368           5,040
                                                                                      ------------    ------------

      Total assets ................................................................   $ 30,124,084    $ 29,730,635
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $ 11,965,814    $ 11,965,814
Accrued interest payable ..........................................................     25,293,830      25,038,996
Accounts payable and accrued expenses .............................................        110,721         143,243
                                                                                      ------------    ------------

      Total liabilities ...........................................................     37,370,365      37,148,053
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500


  Less:
    Accumulated distributions to partners .........................................     (7,681,551)     (7,681,551)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (53,411,297)    (53,582,434)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (7,246,281)     (7,417,418)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 30,124,084    $ 29,730,635
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)



                                                                         For the three months ended
                                                                                 March 31,
                                                                       -----------------------------
                                                                           2001            2000
                                                                       ------------    ------------
Share of income from partnerships ..................................   $    628,874    $    801,428
                                                                       ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .......................................................        154,641         125,841
                                                                       ------------    ------------

  Expenses:
    Interest .......................................................        420,659         790,861
    Management fee .................................................         75,000          75,000
    General and administrative .....................................         66,454          68,645
    Professional fees ..............................................         39,625          41,398
    Amortization of deferred costs .................................         10,640          14,057
                                                                       ------------    ------------

                                                                            612,378         989,961
                                                                       ------------    ------------

      Total other revenue and expenses .............................       (457,737)       (864,120)
                                                                       ------------    ------------

Income (loss) before extraordinary gain from extinguishment of debt         171,137         (62,692)

Extraordinary gain from extinguishment of debt .....................           --         3,730,041
                                                                       ------------    ------------

Net income .........................................................        171,137       3,667,349

Accumulated losses, beginning of period ............................    (53,582,434)    (87,317,528)
                                                                       ------------    ------------

Accumulated losses, end of period ..................................   $(53,411,297)   $(83,650,179)
                                                                       ============    ============


Net income allocated to General Partners (1.51%) ...................   $      2,584    $     55,377
                                                                       ============    ============

Net income allocated to Initial and Special Limited Partners (1.49%)   $      2,550    $     54,643
                                                                       ============    ============

Net income allocated to Additional Limited Partners (97%) ..........   $    166,003    $  3,557,329
                                                                       ============    ============

Net income per unit of Additional Limited Partner Interest
  based on 60,000 units outstanding ................................   $       2.77    $      59.29
                                                                       ============    ============


                          The accompanying notes are an
                       integral part of these consolidated
                              financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                   For the three months ended
                                                                                            March 31,
                                                                                  -----------------------------
                                                                                      2001            2000
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $    171,137    $  3,667,349

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (628,874)       (801,428)
    Amortization of deferred costs ............................................         10,640          14,057
    Amortization of discount on purchase money notes ..........................           --             8,517
    Extraordinary gain from extinguishment of debt ............................           --        (3,730,041)

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................          1,672          (1,503)
      Increase in accrued interest payable ....................................        420,659         782,344
      Payment of purchase money note interest .................................       (165,825)       (100,000)
      Decrease in accounts payable and accrued expenses .......................        (32,522)        (73,444)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (223,113)       (234,149)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        557,716         526,008
                                                                                  ------------    ------------

Cash flows from financing activities:
  Payoff of purchase money notes and related interest .........................           --          (977,500)
                                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents ..........................        334,603        (685,641)

Cash and cash equivalents, beginning of period ................................     12,356,321      10,045,683
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $ 12,690,924    $  9,360,042
                                                                                  ============    ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $    165,825    $    728,272
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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of March 31, 2001, and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the interim period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2000.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $11,846,270 plus aggregate accrued interest of $25,259,854 as of March 31, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of March 31, 2001, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

     The purchase money note related to Audubon Towers, in the principal amount of $1,275,000, matured on January 1, 1999, and was extended during 2000 to January 15, 2001. The Partnership placed in escrow an assignment of its interest in the Local Partnership to the noteholders, but as of May 9, 2001, the interest remained in escrow.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money notes related to the following properties were paid off at a discount, or were transferred to the noteholders, during 2000.

     Property                     Principal        Date         Disposition
     --------                     ---------    ------------     -----------
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

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in the related Local Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through March 31, 2002, and which remain unpaid or unextended as of May 9, 2001. Excluded from the following chart are purchase money notes which matured through March 31, 2001, and which have been paid off, cancelled, or extended on or before May 9, 2001.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                                          Aggregate
                                               Aggregate                   Accrued                  Carrying Amount
                                               Principal                   Interest                 of Partnership's
                   Number of                    Balance                    Balance                  Investments in
   Purchase        Underlying                    as of                      as of                   Underlying Local
  Money Note         Local       Percentage      March       Percentage      March     Percentage   Partnerships as      Percentage
(PMN) Maturity    Partnerships    of Total      31, 2001      of Total     31, 2001     of Total    of March 31, 2001     of Total
--------------    ------------   ----------    -----------   ---------    ----------   ----------   ------------------   ----------
1st Quarter 1999        4            17%       $ 5,950,000         50%    $11,553,491        46%       $ 2,883,871            17%
2nd Quarter 1999        1             4%           850,000          7%      1,798,595         7%         1,316,680             8%
1st Quarter 2001        1             4%         1,275,000         11%      3,794,178        15%         4,971,063            30%
1st Quarter 2002        5            21%         2,011,270         17%      5,900,210        23%         4,561,597            27%
                     ----          ----        -----------      -----     -----------      ----        -----------          ----

Total through
 3/31/2002             11            46%       $10,086,270         85%    $23,046,474        91%       $13,733,211 (3)        82%
                     ====          ====        ===========      =====     ===========      ====        ===========          ====

Total, Local
  Partnerships         24 (2)       100%       $11,846,270 (1)    100%    $25,259,854 (1)   100%       $16,827,178 (3)       100%
                     ====          ====        ===========      =====     ===========      ====        ===========          ====


(1)  Does not include amounts payable to a local general partner.
(2) Twelve of the 24 Local Partnerships have related purchase money note obligations.
(3) Includes $4,971,063 for the partnership reported as investment in partnership held in escrow on the consolidated balance sheets at March 31, 2001 and December 31, 2000.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 24 Local Partnerships in which the Partnership is invested as of March 31, 2001, the 11 Local Partnerships with associated purchase money notes which mature through March 31, 2002 and which remain unpaid or unextended as of May 9, 2001, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                              Percentage of Total        Partnership's Share of
         For the Year       Distributions Received            Income from
            Ended           from Local Partnerships        Local Partnerships
      -----------------     -----------------------      ----------------------

      December 31, 2000               13%                     $733,197
      December 31, 1999               25%                     $634,906


     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2001 and 2000 was $420,659 and $790,861, respectively. The accrued interest payable on the purchase money notes of $25,259,854 and $25,005,020 as of March 31, 2001 and December 31, 2000,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                 Audubon Towers
                                 --------------

     The Partnership defaulted on its purchase money note related to Audubon Towers Limited Partnership (Audubon Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,275,000 and $3,272,276, respectively. In August 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to June 30, 2000, in exchange for payment of a fee not applicable to the note balance. In June 2000, the Partnership made a payment, applicable to the purchase money note balance, extending the maturity date to January 15, 2001. The maturity date could have been further extended through January 2, 2003, had the Partnership paid additional sums prior to January 15, 2001, but the Partnership chose not to make the large extension payment as it saw little chance to sell the property and recoup its investment in the next two years. Under the extension agreement, documents transferring the Partnership's interest in Audubon Towers to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note at final maturity. As of May 9, 2001, the Partnership has not been notified by the escrow agent as to the disposition of the Partnership's interest in Audubon Towers.

     Due to the  possible  transfer of the  Partnership's  interest in the Local
Partnership to the noteholders, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $5,011,886, has been reclassified to investment in partnership held in escrow in the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

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

                                   Glen Agnes
                                   ----------

     The Partnership defaulted on its purchase money note related to Glen Agnes Associates (Glen Agnes) on June 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $850,000 and $1,597,852, respectively. As of May 9, 2001, principal and accrued interest of $850,000 and $1,810,461, respectively, were due.

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

                                  Greeley Manor
                                  -------------

     The Partnership defaulted on its purchase money note related to Greeley Manor Company (Greeley Manor) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $734,500 and $1,365,808, respectively. On October 15, 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to January 3, 2000, in exchange for a partial principal payment. Under the extension agreement, documents transferring the Partnership's interest in Greeley Manor to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note on or before January 3, 2000. In January 2000, the documents were released from escrow and the Partnership's interest in Greeley Manor was transferred to the noteholder. The release of the Partnership's purchase money note obligation as a result of the Partnership's loss of ownership interest in Greeley Manor resulted in extraordinary gain from extinguishment of debt of $864,624 for financial statement purposes in 2000, and in total income of $999,437 for federal tax purposes in 2000.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on its purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of May 9, 2001, principal and accrued interest of $2,600,000 and $5,041,804, respectively, for Heritage Estates I, and $1,800,000 and $3,142,864, respectively, for Heritage Estates II were due. The Managing General Partner and the purchase money noteholders have agreed in principle to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II to January 1, 2004, and the noteholders are currently reviewing documents to implement the extensions. There is no assurance that extensions will be obtained.

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

                                 Meadow Lanes II
                                 ---------------

     The Partnership defaulted on its purchase money note related to Meadow Lanes II Limited Dividend Housing Associates (Meadow Lanes II) on February 28, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $650,000 and $1,250,201, respectively. As of May 9, 2001, principal and accrued interest of $650,000 and $1,447,481, respectively, were due. The Partnership is currently attempting to negotiate with the noteholder to extend the maturity date of the purchase money note. There is no assurance that an extension will be obtained.

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of May 9, 2001, principal and accrued interest of $900,000 and $2,003,865 were due. The Managing General Partner reached an agreement in principle with the noteholder to extend the

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

maturity date of the purchase money note until January 1, 2004, and is awaiting execution of the related documents. There is no assurance that an extension of the maturity date will be finalized.

b.   Property matters
     ----------------

                       Villa Mirage I and Villa Mirage II
                       ----------------------------------

     The Partnership's affiliate, C.R.H.C., Incorporated (CRHC), removed the Local Managing General Partner (LMGP) of both Villa Mirage I and Villa Mirage II in December 1999, due to its failure to address problems identified in the 1998 audited financial statements of those lower tier partnerships, including overpayments to itself and its affiliated property management company. The removed LMGP and its shareholder and another unrelated local general partner filed lawsuits against the Partnership and CRHC with respect to both Villa Mirage I and II seeking, among other things, an accounting and dissolution of the partnerships and damages for alleged breaches of the respective partnership agreements (for refusal to approve proposed sales of the properties). The lawsuits did not purport to enjoin or reverse the removals of the LMGP. Subsequently, the same plaintiffs filed injunction actions seeking to compel the sales of the properties owned by Villa Mirage I and II. Both lawsuits were stayed while the disputes were to be resolved by arbitration in accordance with the respective Local Partnership agreements. In August 2000, the plaintiffs dismissed their litigation and arbitration claims without prejudice, but CRHC and the Partnership maintained their arbitration claims. The arbitration hearing was held in January 2001. In April 2001, an arbitration award in favor of Villa Mirage I, Villa Mirage II and another unrelated partnership found that the removals of the LMGP were proper and ordered it to pay $59,678 to Villa Mirage I, $9,522 to Villa Mirage II, and also to reimburse the local partnerships for certain arbitration fees and costs.

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 24 and 30 Local Partnerships in which the Partnership was invested as of March 31, 2001 and 2000, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                  For the three months ended
                                                           March 31,
                                                ------------------------------
                                                   2001               2000
                                                -----------        -----------

         Revenue:
           Rental                               $ 5,653,121        $ 7,485,399
           Other                                    379,561            433,015
                                                -----------        -----------

             Total revenue                        6,032,682          7,918,414
                                                -----------        -----------

         Expenses:
           Operating                              3,446,878          4,615,344
           Interest                               1,364,825          1,798,696
           Depreciation and amortization            980,826          1,297,617
                                                -----------        -----------

             Total expenses                       5,792,529          7,711,657
                                                -----------        -----------

         Net income                             $   240,153        $   206,757
                                                ===========        ===========

     As of March 31, 2001 and 2000, the Partnership's share of cumulative losses to date for seven and eight, respectively, of the 24 and 30 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $8,614,303 and $9,976,360, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


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

     Mark-to-Market implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. Each affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This may involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

of the amount written down from the first mortgage loan will be converted to a non-performing but accruing (soft) second mortgage loan.

     Four properties in which the Partnership is invested as of March 31, 2001, may be affected by the Mark-to-Market program, since they have Section 8 HAP contracts which, as extended, will expire in 2001. The Section 8 HAP contracts cover all or substantially all of the apartment units in each property. Two properties have applied to participate in the Mark-up-to-Market program discussed further herein. Rents studies on two properties whose Section 8 HAP contracts expired in 2001 indicate Section 8 HAP rents are in excess of fair market rents, and therefore these properties will most likely apply for a one-year renewal of their respective Section 8 HAP contracts. However, the oversight department administering the Mark-to-Market program is currently scheduled to be dissolved in September 2001, so there can be no assurance of what may happen thereafter. The following chart presents information concerning these four properties.


                                                           Units             Original           Renewed
                                                       Authorized for      Expiration of      Expiration of
                                       Number of      Rental Assistance      Section 8          Section 8
         Property                     Rental Units     Under Section 8     HAP Contract       HAP Contract
         --------                     ------------    -----------------    -------------     --------------
         Briar Crest I                     53                53               06/30/98         09/30/01      (1)
         Briar Crest II                    49                49               06/30/98         09/30/01      (1)
         Briar Hills                       50                33               09/30/98         12/31/01
         Indian Hills Townhouses           40                24               09/30/98         12/31/01
                                        -----             -----

              Total                       192               159
                                        =====             =====

        (1)  Property has applied for Mark-up-to-Market.


     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring Section 8 HAP contracts, there is no assurance that rental properties with HAP contract rents in excess of fair market rents will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in Local Partnerships at this time. As of March 31, 2001, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in 2001 was $3,022,744.

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

                             March 31, 2001 and 2000

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


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $40,772 and $76,003 for the three month periods ended March 31, 2001 and 2000, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended March 31, 2001 and 2000, respectively.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the three month periods ended March 31, 2001 or 2000.

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

                                     General
                                     -------

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has sold or refinanced, and will continue to sell or refinance, certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

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

     Four properties in which the Partnership is invested as of March 31, 2001, may be affected by the Mark-to-Market program, since they have Section 8 HAP contracts which, as extended, will expire in 2001. The Section 8 HAP contracts cover all or substantially all of the apartment units in each property. Two properties have applied to participate in the Mark-up-to-Market program discussed further herein. Rents studies on two properties whose Section 8 HAP contracts expired in 2001 indicate Section 8 HAP rents are in excess of fair market rents, and therefore these properties will most likely apply for a one-year renewal of their respective Section 8 HAP contracts. However, the oversight department administering the Mark-to-Market program is currently scheduled to be dissolved in September 2001, so there can be no assurance of what may happen thereafter. The following chart presents information concerning these four properties.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued



                                                           Units             Original           Renewed
                                                       Authorized for      Expiration of      Expiration of
                                       Number of      Rental Assistance      Section 8          Section 8
         Property                     Rental Units     Under Section 8     HAP Contract       HAP Contract
         --------                     ------------    -----------------    -------------     --------------
         Briar Crest I                     53                53               06/30/98         09/30/01      (1)
         Briar Crest II                    49                49               06/30/98         09/30/01      (1)
         Briar Hills                       50                33               09/30/98         12/31/01
         Indian Hills Townhouses           40                24               09/30/98         12/31/01
                                        -----             -----

              Total                       192               159
                                        =====             =====

         (1)  Property has applied for Mark-up-to-Market.

     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring Section 8 HAP contracts, there is no assurance that rental properties with HAP contract rents in excess of fair market rents will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in Local Partnerships at this time. As of March 31, 2001, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in 2001 was $3,022,744.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The   Partnership's   liquidity,   with   unrestricted  cash  resources  of
$12,690,924 as of March 31, 2001, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 9, 2001, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $11,846,270, plus aggregate accrued interest of $25,259,854, as of March 31, 2001, are payable in full upon the

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of March 31, 2001, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

     The purchase money note related to Audubon Towers, in the principal amount of $1,275,000, matured on January 1, 1999, and was extended during 2000 to January 15, 2001. The Partnership placed in escrow an assignment of its interest in the Local Partnership to the noteholders, but as of May 9, 2001, the interest remained in escrow.

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

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in the related Local Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through March 31, 2002, and which remain unpaid or unextended as of May 9, 2001. Excluded from the following chart are purchase money notes which matured through March 31, 2001, and which have been paid off, cancelled, or extended on or before May 9, 2001.

                                                                          Aggregate
                                               Aggregate                   Accrued                  Carrying Amount
                                               Principal                   Interest                 of Partnership's
                   Number of                    Balance                    Balance                  Investments in
   Purchase        Underlying                    as of                      as of                   Underlying Local
  Money Note         Local       Percentage      March       Percentage      March     Percentage   Partnerships as      Percentage
(PMN) Maturity    Partnerships    of Total      31, 2001      of Total     31, 2001     of Total    of March 31, 2001     of Total
--------------    ------------   ----------    -----------   ---------    ----------   ----------   ------------------   ----------
1st Quarter 1999        4            17%       $ 5,950,000         50%    $11,553,491        46%       $ 2,883,871            17%
2nd Quarter 1999        1             4%           850,000          7%      1,798,595         7%         1,316,680             8%
1st Quarter 2001        1             4%         1,275,000         11%      3,794,178        15%         4,971,063            30%
1st Quarter 2002        5            21%         2,011,270         17%      5,900,210        23%         4,561,597            27%
                     ----          ----        -----------      -----     -----------      ----        -----------          ----

Total through
 3/31/2002             11            46%       $10,086,270         85%    $23,046,474        91%       $13,733,211 (3)        82%
                     ====          ====        ===========      =====     ===========      ====        ===========          ====

Total, Local
  Partnerships         24 (2)       100%       $11,846,270 (1)    100%    $25,259,854 (1)   100%       $16,827,178 (3)       100%
                     ====          ====        ===========      =====     ===========      ====        ===========          ====

(1)  Does not include amounts payable to a local general partner.
(2) Twelve of the 24 Local Partnerships have related purchase money note obligations.
(3) Includes $4,971,063 for the partnership reported as investment in partnership held in escrow on the consolidated balance sheets at March 31, 2001 and December 31, 2000.


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

estate. Of the 24 Local Partnerships in which the Partnership is invested as of March 31, 2001, the 11 Local Partnerships with associated purchase money notes which mature through March 31, 2002 and which remain unpaid or unextended as of May 9, 2001, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                              Percentage of Total       Partnership's Share of
        For the Year        Distributions Received          Income from
           Ended            from Local Partnerships      Local Partnerships
     -----------------      -----------------------    ----------------------

     December 31, 2000                13%                   $733,197
     December 31, 1999                25%                   $634,906

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month periods ended March 31, 2001 and 2000, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the three months ended March 31, 2001, as the receipt of distributions from partnerships exceeded net cash used in operating activities.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2001 decreased from the corresponding period in 2000 primarily due to extraordinary gain from extinguishment of debt related to the Partnership's investment in four Local Partnerships in 2000. Contributing to the decrease were a decrease in share of income from partnerships primarily due to the cessation of share of income from Local Partnerships sold or transferred in 2000, and a cash distribution from one Local Partnership with zero investment basis, which distribution was received in the first quarter of 2000, but not 2001. Offsetting the decrease in net income were a decrease in interest expense due to lower purchase money note balances, an increase in interest income due to higher cash and cash equivalent balances, a decrease in amortization of deferred costs related to the disposition of investments in partnerships in 2000, and share of income from one Local Partnership which was higher in 2001 than in 2000 as a result of higher rental income at the related property.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2001 and 2000, did not include losses of $145,606 and $216,227, respectively.

     No other significant changes in the Partnership's operations have taken place during this period.

Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5. Other Information

     There is no established market for the purchase and sale of units of additional limited partnership interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

     On December 5, 2000, Equity Resources Lexington Fund (Lexington) initiated an unregistered tender offer to purchase approximately 1,470 of the outstanding Units in the Partnership at a price of $40 per Unit; the offer expired January 3, 2001. Lexington is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Lexington and does not necessarily represent the fair market value of each Unit.

     On March 15, 2001, Bond Purchase, L.L.C. (Bond) initiated an unregistered tender offer to purchase approximately 2,980 of the outstanding Units in the Partnership at a price of $53 per Unit; the offer expired April 30, 2001. Bond is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Bond and does not necessarily represent the fair market value of each Unit.

     The Managing General Partner has not expressed, and does not express, any opinion and remains neutral toward any offer for the purchase of Units such as those described above.

     If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. For the calendar year 2001 to May 9, 2001 Units transferred have not exceeded 4.9% of the total outstanding Units, therefore, the Partnership has not halted recognition of transfers.


Item 6. Exhibits and Reports on Form 8-K

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2001.

     All other items are not applicable.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CAPITAL REALTY INVESTORS-III LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




May 9, 2001                            by:  /s/ Michael J. Tuszka
----------------                            ------------------------------------
DATE                                        Michael J. Tuszka
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)