Form 10QSB
period 2001-06-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2001-08-08
CIK 722833

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


                  For the quarterly period ended June 30, 2001


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
               - June 30, 2001 and December 31, 2000.......................   1

           Consolidated Statements of Operations and Accumulated Losses
               - for the three and six months ended June 30, 2001 and 2000..  2

           Consolidated Statements of Cash Flows
               - for the six months ended June 30, 2001 and 2000............  3

           Notes to Consolidated Financial Statements
               - June 30, 2001 and 2000.....................................  4

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 16


Part II - OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities.................................. 21

Item 5.    Other Information................................................ 21

Item 6.    Exhibits and Reports on Form 8-K................................. 22

Signature................................................................... 23

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                                        June 30,     December 31,
                                                                                         2001            2000
                                                                                      -----------     -----------
                                                                                      (Unaudited)
Investments in partnerships .......................................................   $ 11,945,810    $ 11,784,956
Investment in partnerships held in escrow .........................................      5,082,530       5,011,886
Cash and cash equivalents .........................................................     13,174,735      12,356,321
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $377,819 and $367,233, respectively ..........        268,302         278,889
Property purchase costs,
  net of accumulated amortization of $369,472 and $358,778, respectively ..........        282,849         293,543
Other assets ......................................................................          2,462           5,040
                                                                                      ------------    ------------

      Total assets ................................................................   $ 30,756,688    $ 29,730,635
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $ 11,965,814    $ 11,965,814
Accrued interest payable ..........................................................     25,714,488      25,038,996
Accounts payable and accrued expenses .............................................        128,461         143,243
                                                                                      ------------    ------------

      Total liabilities ...........................................................     37,808,763      37,148,053
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................     (7,681,551)     (7,681,551)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (53,217,091)    (53,582,434)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (7,052,075)     (7,417,418)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 30,756,688    $ 29,730,635
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                        For the three months ended       For the six months ended
                                                                 June 30,                        June 30,
                                                       ----------------------------    ----------------------------
                                                           2001            2000           2001             2000
                                                       ------------    ------------    -----------     ------------
Share of income from partnerships ..................   $    338,421    $    482,658    $    967,295    $  1,284,086
                                                       ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .......................................        121,703         142,039         276,344         267,880
                                                       ------------    ------------    ------------    ------------

  Expenses:
    Interest .......................................        420,658         733,580         841,317       1,524,441
    Management fee .................................         75,000          75,000         150,000         150,000
    General and administrative .....................         67,557          92,101         134,011         160,746
    Professional fees ..............................         50,985          41,397          90,610          82,795
    Amortization of deferred costs .................         10,640          11,990          21,280          26,047
                                                       ------------    ------------    ------------    ------------

                                                            624,840         954,068       1,237,218       1,944,029
                                                       ------------    ------------    ------------    ------------

      Total other revenue and expenses .............       (503,137)       (812,029)       (960,874)     (1,676,149)
                                                       ------------    ------------    ------------    ------------

(Loss) income before gain
  on disposition of investments in partnerships ....       (164,716)       (329,371)          6,421        (392,063)

Gain on disposition of investments in partnerships .        358,922       4,268,325         358,922       4,268,325
                                                       ------------    ------------    ------------    ------------

Income before extraordinary gain
  from extinguishment of debt ......................        194,206       3,938,954         365,343       3,876,262

Extraordinary gain from extinguishment of debt .....           --         7,412,903            --        11,142,944
                                                       ------------    ------------    ------------    ------------

Net income .........................................        194,206      11,351,857         365,343      15,019,206

Accumulated losses, beginning of period ............    (53,411,297)    (83,650,179)    (53,582,434)    (87,317,528)
                                                       ------------    ------------    ------------    ------------

Accumulated losses, end of period ..................   $(53,217,091)   $(72,298,322)   $(53,217,091)   $(72,298,322)
                                                       ============    ============    ============    ============


Net income allocated to General Partners (1.51%) ...   $      2,932    $    171,413    $      5,517    $    226,790
                                                       ============    ============    ============    ============

Net income allocated
  to Initial and Special Limited Partners (1.49%) ..   $      2,894    $    169,143    $      5,444    $    223,786
                                                       ============    ============    ============    ============

Net income allocated
  to Additional Limited Partners (97%) .............   $    188,380    $ 11,011,301    $    354,382    $ 14,568,630
                                                       ============    ============    ============    ============

Net income per unit of Additional Limited
  Partner Interest based on 60,000 units outstanding   $       3.14    $     183.52    $       5.91    $     242.81
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    For the six months ended
                                                                                             June 30,
                                                                                  ----------------------------
                                                                                      2001            2000
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $    365,343    $ 15,019,206

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (967,295)     (1,284,086)
    Amortization of deferred costs ............................................         21,280          26,047
    Amortization of discount on purchase money notes ..........................           --            17,034
    Gain on disposition of investments in partnerships ........................       (358,922)     (4,268,325)
    Extraordinary gain from extinguishment of debt ............................           --       (11,142,944)

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................          2,578          (1,721)
      Increase in accrued interest payable ....................................        841,317       1,507,407
      Payment of purchase money note interest .................................       (165,825)       (266,741)
      Decrease in accounts payable and accrued expenses .......................        (14,782)        (36,698)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (276,306)       (430,821)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        735,798         962,051
  Proceeds from disposition of investments in partnerships ....................        358,922       4,347,122
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................      1,094,720       5,309,173
                                                                                  ------------    ------------

Cash flows from financing activities:
  Payoff of purchase money notes and related interest .........................           --        (5,324,622)
                                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents ..........................        818,414        (446,270)

Cash and cash equivalents, beginning of period ................................     12,356,321      10,045,683
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $ 13,174,735    $  9,599,413
                                                                                  ============    ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $    165,825    $  4,735,848
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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of June 30, 2001, and the results of its operations for the three and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the interim periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $11,846,270 plus aggregate accrued interest of $25,680,512 as of June 30, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of June 30, 2001, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

     The purchase money note related to Audubon Towers, in the principal amount of $1,275,000, matured on January 1, 1999, and was extended during 2000 to January 15, 2001. The Partnership placed in escrow an assignment of its interest in the Local Partnership to the noteholders, but as of August 8, 2001, the interest remained in escrow.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

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

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2000.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through June 30, 2002, and which remain unpaid or unextended as of August 8, 2001. Excluded from the following chart are purchase money notes which matured through June 30, 2001, and which have been paid off, cancelled, or extended on or before August 8, 2001.

                                                                          Aggregate
                                               Aggregate                   Accrued                  Carrying Amount
                                               Principal                   Interest                 of Partnership's
                   Number of                    Balance                    Balance                  Investments in
   Purchase        Underlying                    as of                      as of                   Underlying Local
  Money Note         Local       Percentage       June       Percentage     June       Percentage   Partnerships as      Percentage
(PMN) Maturity    Partnerships    of Total      30, 2001      of Total     30, 2001     of Total    of June 30, 2001      of Total
--------------    ------------   ----------    -----------   ---------    ----------   ----------   -----------------    ----------
1st Quarter 1999       4             17%       $ 5,950,000         50%    $11,752,969        46%       $ 2,878,903            17%
2nd Quarter 1999       1              4%           850,000          7%      1,827,279         7%         1,306,988             8%
1st Quarter 2001       1              4%         1,275,000         11%      3,858,035        15%         5,041,707            30%
1st Quarter 2002       5             21%         2,011,270         17%      5,974,667        23%         4,656,647            27%
                     ----          ----        -----------      -----     -----------      ----        -----------          ----
Total through
 6/30/2002            11             46%       $10,086,270         85%    $23,412,950        91%       $13,884,245 (3)        82%
                     ====          ====        ===========      =====     ===========      ====        ===========          ====
Total, Local
  Partnerships        24  (1)       100%       $11,846,270 (2)    100%    $25,680,512 (2)   100%       $16,987,517 (3)       100%
                     ====          ====        ===========      =====     ===========      ====        ===========          ====


(1) Twelve of the 24 Local Partnerships have related purchase money note obligations.
(2)  Does not include amounts payable to a local general partner.
(3) Includes $5,041,707 and $4,971,063 for the partnership reported as investment in partnership held in escrow on the consolidated balance sheets at June 30, 2001 and December 31, 2000, respectively.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 24 Local Partnerships in which the Partnership is invested as of June 30, 2001, the

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

11 Local Partnerships with associated purchase money notes which mature through June 30, 2002 and which remain unpaid or unextended as of August 8, 2001, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these efforts will be successful.

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2001 was $420,658 and $841,317, respectively, and $733,580 and $1,524,441 for the three and six month periods ended June 30, 2000, respectively. The accrued interest payable on the purchase money notes of $25,680,512 and $25,005,020 as of June 30, 2001 and December 31, 2000, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                 Audubon Towers
                                 --------------

     The Partnership defaulted on its purchase money note related to Audubon Towers Limited Partnership (Audubon Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,275,000 and $3,272,276, respectively. As of August 8, 2001, principal and accrued interest of $1,275,000 and $3,884,278, were due. In August 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to June 30, 2000, in exchange for payment of a fee not applicable to the note balance. In June 2000, the Partnership made a payment, applicable to the purchase money note balance, extending the maturity date to January 15, 2001. The maturity date could have been further extended through January 2, 2003, had the Partnership paid additional sums prior to January 15, 2001, but the Partnership chose not to make the large extension payment as it saw little chance to sell the property and recoup its investment in the next two years. Under the extension agreement, documents transferring the Partnership's interest in Audubon Towers to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note at final maturity. As of August 8, 2001, the Partnership has not been notified by the escrow agent as to the disposition of the Partnership's interest in Audubon Towers.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Due to the  possible  transfer of the  Partnership's  interest in the Local
Partnership to the noteholders, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $5,082,530 and $5,011,886 at June 30, 2001 and December 31, 2000, respectively, has been reclassified to investment in partnership held in escrow in the accompanying consolidated balance sheets.

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

                                   Glen Agnes
                                   ----------

     The Partnership defaulted on its purchase money note related to Glen Agnes Associates (Glen Agnes) on June 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $850,000 and $1,597,852, respectively. As of August 8, 2001, principal and accrued interest of $850,000 and $1,839,066, respectively, were due.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     In November 1999, the noteholder filed an action to foreclose on the Partnership's interest in the Local Partnership. Counsel for the noteholder failed to respond to the Partnership's queries, but have taken no further action in the litigation. In the meantime, an affiliate of the noteholder offered to purchase the Partnership's interest in the Local Partnership for a combination of cash and the assumption of the purchase money note. Any transfer of the Partnership's interest in the Local Partnership would have to be approved by the California Housing Finance Agency. There is no assurance that such approval will be obtained, or that a transfer will take place.

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

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on its purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of August 8, 2001, principal and accrued interest of $2,600,000 and $5,129,058, respectively, for Heritage Estates I, and $1,800,000 and $3,201,029, respectively, for Heritage Estates II were due. The Managing General Partner and the purchase money noteholders have agreed in principle to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II to January 1, 2004, and the noteholders are currently reviewing documents to implement the extensions. There is no assurance that extensions will be obtained.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                 Meadow Lanes II
                                 ---------------

     The Partnership defaulted on its purchase money note related to Meadow Lanes II Limited Dividend Housing Associates (Meadow Lanes II) on February 28, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $650,000 and $1,250,201, respectively. As of August 8, 2001, principal and accrued interest of $650,000 and $1,469,922, respectively, were due. The Partnership is currently negotiating a discounted payoff of the purchase money note. There is no assurance that a discounted payoff will be obtained.

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

                            Rolling Green at Milford
                            ------------------------

     On May 31, 2000, Rolling Green at Milford was sold. The entire net sale proceeds to the Partnership were used to pay off, at a discount, the Partnership's purchase money note obligation related to this property. The sale resulted in gain on disposition of investment in partnership of $4,306,006 and in extraordinary gain from extinguishment of debt of $594,897 for financial statement purposes in 2000, and in total income of $8,764,435 for federal tax purposes in 2000. (A distribution of surplus cash was made by the local managing general partner subsequent to the sale date, in September 2000. Substantially all of the distribution was applied to the purchase money note obligation with the effect of reducing the extraordinary gain from extinguishment of debt previously recognized.) The Managing General Partner of the Partnership and/or its affiliates did not receive any fees relating to the sale.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     On May 23, 2001, the Partnership received additional proceeds related to the sale. This resulted in gain on disposition of investments in partnerships of $143,912 for financial statement purposes in 2001, and in total income of $143,912 for federal tax purposes in 2001.

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of August 8, 2001, principal and accrued interest of $900,000 and $2,034,937 were due. The Managing General Partner reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is awaiting execution of the related documents. There is no assurance that an extension of the maturity date will be finalized.

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

                                Woodside Village
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Woodside Village Limited Partnership (Woodside Village) on February 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,335,000 and $7,407,102, respectively. On October 13, 2000, Woodside Village was sold. A portion of the sale proceeds was used to pay off, at a discount, the Partnership's purchase money note obligations related to this property. The sale resulted in gain on disposition of investments in partnerships of $2,969,350 and in extraordinary gain from extinguishment of debt of $7,778,612 for financial statement purposes in 2000, and in total income of $13,018,337 for federal tax purposes in 2000. The Managing General Partner of the Partnership received a fee equal to 1.75% of the sale price, or $151,200, relating to the sale.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     In February, 2001, the Partnership and two affiliates were served in a state court action for declaratory judgement and damages in connection with a purchase money note allegedly assigned to the plaintiff secured by its interests in Woodside Village. That Property was sold in October 2000 and the original payee agreed to indemnify the Partnership for any claims in connection with the purchase money notes. Counsel for the original payee (also a defendant) is currently representing the Partnership and is in the process of circulating settlement documents (under which the Partnership has no liability).

     On May 23, 2001, the Partnership received additional proceeds related to the sale. This resulted in gain on disposition of investments in partnerships of $215,010 for financial statement purposes in 2001, and in total income of $215,010 for federal tax purposes in 2001.

b.   Property matters
     ----------------

                                    O'Farrell
                                    ---------

     On August 4, 2000, O'Farrell was sold. See Note 2.a. hereof for further information concerning this sale.

                            Rolling Green at Milford
                            ------------------------

     On May 31, 2000, Rolling Green at Milford was sold. See Note 2.a. hereof for further information concerning the sale.

                                 Tyee Apartments
                                 ---------------

     On October 13, 2000, Tyee Apartments was sold. See Note 2.a. hereof for further information concerning this sale.

                       Villa Mirage I and Villa Mirage II
                       ----------------------------------

     The Partnership's affiliate, C.R.H.C., Incorporated (CRHC), removed the Local Managing General Partner (LMGP) of Villa Mirage I and Villa Mirage II in December 1999, due to its failure to address problems identified in the 1998 audited financial statements of those lower tier partnerships, including overpayments to itself and its affiliated property management company. The removed LMGP and its shareholder and another unrelated local general partner filed lawsuits against the Partnership and CRHC with respect to both Villa Mirage I and II seeking, among other things, an accounting and dissolution of the partnerships and damages for alleged breaches of the respective partnership agreements (for refusal to approve proposed sales of the properties). The lawsuits did not purport to enjoin or reverse the removals of the LMGP. Subsequently, the same plaintiffs filed injunction actions seeking to compel the sales of the properties owned by Villa Mirage I and II. Both lawsuits were stayed while the disputes were to be resolved by arbitration in accordance with the respective Local Partnership agreements. In August 2000, the plaintiffs dismissed their litigation and arbitration claims without prejudice, but CRHC and the Partnership maintained their arbitration claims. The arbitration hearing was held in January 2001. In April 2001, an arbitration award in favor of Villa Mirage I, Villa Mirage II and another unrelated partnership found that the removals of the LMGP were proper and ordered it to pay $59,678 to

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

Villa Mirage I, $9,522 to Villa Mirage II, and also to reimburse the local partnerships for certain arbitration fees and costs. Liens for the collection of these awards are currently being filed in California.

                                Woodside Village
                                ----------------

     On October 13, 2000, Woodside Village was sold. See Note 2.a. hereof for further information concerning this sale.

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 24 and 27 Local Partnerships in which the Partnership was invested as of June 30, 2001 and 2000, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations for the three and six months ended June 30, 2001 and 2000 include information for the Local Partnerships through date of transfer or sale.

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  For the three months ended  For the six months ended
                                           June 30,                    June 30,
                                  -------------------------   -------------------------
                                      2001          2000          2001         2000
                                  -----------   -----------   -----------   -----------
Revenue:
  Rental ......................   $ 5,731,626   $ 6,974,692   $11,384,747   $14,460,091
  Other .......................       261,700       349,416       641,261       782,431
                                  -----------   -----------   -----------   -----------

    Total revenue .............     5,993,326     7,324,108    12,026,008    15,242,522
                                  -----------   -----------   -----------   -----------

Expenses:
  Operating ...................     3,468,718     4,007,253     6,915,596     8,622,597
  Interest ....................     1,364,829     1,776,747     2,729,654     3,575,443
  Depreciation and amortization       980,820     1,273,235     1,961,646     2,570,852
                                  -----------   -----------   -----------   -----------

    Total expenses ............     5,814,367     7,057,235    11,606,896    14,768,892
                                  -----------   -----------   -----------   -----------

Net income ....................   $   178,959   $   266,873   $   419,112   $   473,630
                                  ===========   ===========   ===========   ===========

     As of June 30, 2001 and 2000, the Partnership's share of cumulative losses to date for seven of the 24 and 27 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $8,743,176 and $9,382,528, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


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

     Four properties in which the Partnership is invested as of June 30, 2001, have Section 8 HAP contracts which, as extended, will expire in 2001. The
Section 8 HAP contracts cover all or substantially all of the apartment units in each property. All four properties participate in the Mark-up-to-Market program. The following chart presents information concerning these four properties.

                                                           Units             Original           Renewed
                                                       Authorized for      Expiration of      Expiration of
                                       Number of      Rental Assistance      Section 8          Section 8
         Property                     Rental Units     Under Section 8     HAP Contract       HAP Contract
         --------                     ------------    -----------------    -------------     --------------
         Briar Crest I                     53                53               06/30/98         09/30/01
         Briar Crest II                    49                49               06/30/98         09/30/01
         Briar Hills                       50                33               09/30/98         12/31/01
         Indian Hills Townhouses           40                24               09/30/98         12/31/01
                                        -----             -----
              Total                       192               159
                                        =====             =====

     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring Section 8 HAP contracts, there is no assurance that rental properties with Section 8 HAP contract rents in excess of fair market rents will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in Local Partnerships at this time. As of June 30, 2001, the Partnership's remaining investment in Local Partnerships with Section 8 HAP contracts expiring in 2001 was $3,075,008.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $41,842 and $82,615 for the three and six month periods ended June 30, 2001, respectively, and $75,225 and $151,228 for the three and six month periods ended June 30, 2000, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 and $150,000 for each of the three and six month periods ended June 30, 2001 and 2000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the six month periods ended June 30, 2001 or 2000.



                                      # # #

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

     Four properties in which the Partnership is invested as of June 30, 2001, have Section 8 HAP contracts which, as extended, will expire in 2001. The
Section 8 HAP contracts cover all or substantially all of the apartment units in each property. All four properties participate in the Mark-up-to-Market program discussed further below.

     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring Section 8 HAP contracts, there is no assurance that rental properties with Section 8 HAP contract rents in excess of fair market rents will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in Local Partnerships at this time. As of June 30, 2001, the Partnership's remaining investment in Local Partnerships with Section 8 HAP contracts expiring in 2001 was $3,075,008.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

     Under HUD's "Mark-up-to-Market" program, properties with expiring Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined Interest Subsidy Adjustment Factor. The purpose of this program is to provide incentives to owners of properties with expiring
Section 8 HAP contracts not to convert these properties to market rate housing. Four properties entered the Mark-Up-to-Market program during the three month period ended June 30, 2001.

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to- Market program will receive increased cash flow, as the limited dividend will be increased in an amount equal to the increase in gross rental revenues.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The   Partnership's   liquidity,   with   unrestricted  cash  resources  of
$13,174,735 as of June 30, 2001, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 8, 2001, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $11,846,270, plus aggregate accrued interest of $25,680,512 as of June 30, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of June 30, 2001, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

     The purchase money note related to Audubon Towers, in the principal amount of $1,275,000, matured on January 1, 1999, and was extended during 2000 to January 15, 2001. The Partnership placed in escrow an assignment of its interest in the Local Partnership to the noteholders, but as of August 8, 2001, the interest remained in escrow.

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

     See the notes to  consolidated  financial  statements  contained in Part I,
Item I, hereof, for additional information concerning these purchase money notes.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through June 30, 2002, and which remain unpaid or unextended as of August 8, 2001. Excluded from the following chart are purchase money notes which matured through June 30, 2001, and which have been paid off, cancelled, or extended on or before August 8, 2001.

                                                                          Aggregate
                                               Aggregate                   Accrued                  Carrying Amount
                                               Principal                   Interest                 of Partnership's
                   Number of                    Balance                    Balance                  Investments in
   Purchase        Underlying                    as of                      as of                   Underlying Local
  Money Note         Local       Percentage       June       Percentage     June       Percentage   Partnerships as      Percentage
(PMN) Maturity    Partnerships    of Total      30, 2001      of Total     30, 2001     of Total    of June 30, 2001      of Total
--------------    ------------   ----------    -----------   ---------    ----------   ----------   -----------------    ----------
1st Quarter 1999       4             17%       $ 5,950,000         50%    $11,752,969        46%       $ 2,878,903            17%
2nd Quarter 1999       1              4%           850,000          7%      1,827,279         7%         1,306,988             8%
1st Quarter 2001       1              4%         1,275,000         11%      3,858,035        15%         5,041,707            30%
1st Quarter 2002       5             21%         2,011,270         17%      5,974,667        23%         4,656,647            27%
                     ----          ----        -----------      -----     -----------      ----        -----------          ----
Total through
 6/30/2002            11             46%       $10,086,270         85%    $23,412,950        91%       $13,884,245 (3)        82%
                     ====          ====        ===========      =====     ===========      ====        ===========          ====
Total, Local
  Partnerships        24  (1)       100%       $11,846,270 (2)    100%    $25,680,512 (2)   100%       $16,987,517 (3)       100%
                     ====          ====        ===========      =====     ===========      ====        ===========          ====


(1) Twelve of the 24 Local Partnerships have related purchase money note obligations.
(2)  Does not include amounts payable to a local general partner.
(3) Includes $5,041,707 and $4,971,063 for the partnership reported as investment in partnership held in escrow on the consolidated balance sheets at June 30, 2001 and December 31, 2000, respectively.


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 24 Local Partnerships in which the Partnership is invested as of June 30, 2001, the 11 Local Partnerships with associated purchase money notes which mature through June 30, 2002 and which remain unpaid or unextended as of August 8, 2001, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.


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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these efforts will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month periods ended June 30, 2001 and 2000, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the six month period ended June 30, 2001, as the receipt of distributions from partnerships and proceeds from disposition of investment in partnerships exceeded net cash used in operating activities.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended June 30, 2001 decreased from the corresponding period in 2000 primarily due to extraordinary gain from extinguishment of debt and gain on disposition of investments in partnerships related to the Partnership's investment in seven Local Partnerships in 2000. Contributing to the decrease were a decrease in share of income from partnerships primarily due to the cessation of share of income from Local Partnerships sold or transferred in 2000, and higher operating expenses at two properties in 2001. Also contributing to the decrease in the Partnership's net income were a decrease in interest revenue due to lower interest rates, and an increase in professional fees related to audit fees. Partially offsetting the decrease in net income were a decrease in interest expense due to lower purchase money note balances, a decrease in amortization of deferred costs related to the disposition of investments in partnerships in 2000, a decrease in general and administrative expenses related to lower reimbursed payroll costs, and an increase in share of income from two Local Partnerships as a result of higher rental income at the related properties.

     The Partnership's net income for the six month period ended June 30, 2001 decreased from the corresponding period in 2000 primarily due to extraordinary gain from extinguishment of debt and gain on disposition of investments, a decrease in share of income from partnerships, and an increase in professional fees, all as discussed above. Contributing to the decrease in share of income from partnerships was a cash distribution from one Local Partnership with zero investment basis, which distribution was received in 2000, but not in 2001. Partially offsetting the decrease in net income were decreases in interest expense, amortization of deferred costs, and general and administrative expenses, and an increase in rental income at two properties, all as discussed above, and an increase in interest revenue due to higher cash and cash equivalent balances in the 2001 period.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2001, did not include losses of $145,603 and $291,209, respectively, compared to excluded losses of $116,158 and $332,385 for the three and six month periods ended June 30, 2000, respectively.

     No other significant changes in the Partnership's operations have taken place during this period.

Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5. Other Information

     There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

     On December 5, 2000, Equity Resources Lexington Fund Limited Partnership (Lexington) initiated an unregistered tender offer to purchase approximately
1,470 of the outstanding Units in the Partnership at a price of $40 per Unit; the offer expired January 3, 2001. Lexington is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Lexington and do not necessarily represent the fair market value of each Unit.

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

     The Managing General Partner did not express any opinion and remained neutral toward the offers for the purchase of Units described above.

     On May 11, 2001, Lexington initiated a registered tender offer to purchase up to 12,000 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired June 8, 2001. Lexington is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Lexington and does not necessarily represent the fair market value of each Unit.

     In response to the Lexington tender offer, on May 24, 2001, the Managing General Partner filed a Schedule 14D-9. In that filing, the Managing General Partner recommended that Limited Partners reject the Lexington offer because it viewed the offer price as inadequate.

     During 2001, a number of investors sold their Units in the Partnership to other investors, as a result of the tender offers described above. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through July 16, 2001, the Partnership received sale transfer requests for approximately 4.9% of the outstanding Units. Accordingly, to remain within the five percent safe harbor, effective July 16, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions are not being recognized by the Partnership between July 17, 2001 and December 31, 2001. The halt will be lifted effective January 1, 2002.

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2001.

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

                                  CAPITAL REALTY INVESTORS-III LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




August 8, 2001                         by:  /s/ Michael J. Tuszka
-------------------                         ------------------------------------
DATE                                        Michael J. Tuszka
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)