Form 10QSB
period 2001-09-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2001-11-07
CIK 722833

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


                For the quarterly period ended September 30, 2001


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
          - September 30, 2001 and December 31, 2000......................   1

        Consolidated Statements of Operations and Accumulated Losses
          - for the three and nine months ended
          September 30, 2001 and 2000.....................................   2

        Consolidated Statements of Cash Flows
          - for the nine months ended September 30, 2001 and 2000.........   3

        Notes to Consolidated Financial Statements
          - September 30, 2001 and 2000...................................   4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 17


Part II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities..................................... 22

Item 5. Other Information................................................... 22

Item 6. Exhibits and Reports on Form 8-K.................................... 23

Signature................................................................... 24

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2001           2000
                                                                                      -------------   -----------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $ 12,322,119    $ 11,784,956
Investment in partnerships held in escrow .........................................      5,171,907       5,011,886
Cash and cash equivalents .........................................................     13,453,747      12,356,321
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $383,112 and $367,233, respectively ..........        263,010         278,889
Property purchase costs,
  net of accumulated amortization of $374,820 and $358,778, respectively ..........        277,502         293,543
Other assets ......................................................................          2,908           5,040
                                                                                      ------------    ------------

      Total assets ................................................................   $ 31,491,193    $ 29,730,635
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $ 11,965,814    $ 11,965,814
Accrued interest payable ..........................................................     26,121,589      25,038,996
Accounts payable and accrued expenses .............................................        159,737         143,243
                                                                                      ------------    ------------

      Total liabilities ...........................................................     38,247,140      37,148,053
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................     (7,681,551)     (7,681,551)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (52,920,963)    (53,582,434)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (6,755,947)     (7,417,418)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 31,491,193    $ 29,730,635
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                        For the three months ended      For the nine months ended
                                                               September 30,                   September 30,
                                                       ----------------------------    ----------------------------
                                                           2001            2000            2001            2000
                                                       ------------    ------------    ------------    ------------
Share of income from partnerships ..................   $    799,131    $    885,752    $  1,766,426    $  2,169,838
                                                       ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .......................................        100,621         170,204         376,965         438,084
                                                       ------------    ------------    ------------    ------------

  Expenses:
    Interest .......................................        420,657         626,722       1,261,974       2,151,163
    Management fee .................................         75,000          75,000         225,000         225,000
    General and administrative .....................         65,312          58,477         199,322         219,224
    Professional fees ..............................         32,015          41,399         122,625         124,193
    Amortization of deferred costs .................         10,640          11,990          31,921          38,037
                                                       ------------    ------------    ------------    ------------

                                                            603,624         813,588       1,840,842       2,757,617
                                                       ------------    ------------    ------------    ------------

      Total other revenue and expenses .............       (503,003)       (643,384)     (1,463,877)     (2,319,533)
                                                       ------------    ------------    ------------    ------------

Income (loss) before gain on disposition
  of investments in partnerships ...................        296,128         242,368         302,549        (149,695)

Gain on disposition of investments in partnerships .           --         2,539,157         358,922       6,807,482
                                                       ------------    ------------    ------------    ------------

Income before extraordinary gain
  from extinguishment of debt ......................        296,128       2,781,525         661,471       6,657,787

Extraordinary gain from extinguishment of debt .....           --           140,005            --        11,282,949
                                                       ------------    ------------    ------------    ------------

Net income .........................................        296,128       2,921,530         661,471      17,940,736

Accumulated losses, beginning of period ............    (53,217,091)    (72,298,322)    (53,582,434)    (87,317,528)
                                                       ------------    ------------    ------------    ------------

Accumulated losses, end of period ..................   $(52,920,963)   $(69,376,792)   $(52,920,963)   $(69,376,792)
                                                       ============    ============    ============    ============


Net income allocated to General Partners (1.51%) ...   $      4,472    $     44,115    $      9,988    $    270,905
                                                       ============    ============    ============    ============

Net income allocated
  to Initial and Special Limited Partners (1.49%) ..   $      4,412    $     43,531    $      9,856    $    267,317
                                                       ============    ============    ============    ============

Net income allocated
  to Additional Limited Partners (97%) .............   $    287,244    $  2,833,884    $    641,627    $ 17,402,514
                                                       ============    ============    ============    ============

Net income per unit of Additional Limited
  Partner Interest based on 60,000 units outstanding   $       4.79    $      47.23    $      10.69    $     290.04
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                  ---------------------------
                                                                                      2001            2000
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $    661,471    $ 17,940,736

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (1,766,426)     (2,169,838)
    Amortization of deferred costs ............................................         31,921          38,037
    Amortization of discount on purchase money notes ..........................           --            19,873
    Gain on disposition of investments in partnerships ........................       (358,922)     (6,807,482)
    Extraordinary gain from extinguishment of debt ............................           --       (11,282,949)

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................          2,132          (4,096)
      Increase in accrued interest payable ....................................      1,261,974       2,131,290
      Payment of purchase money note interest .................................       (179,381)       (416,832)
      Increase (decrease) in accounts payable and accrued expenses ............         16,494         (16,356)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (330,737)       (567,617)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................      1,069,241       1,708,129
  Proceeds from disposition of investments in partnerships ....................        358,922       6,559,122
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................      1,428,163       8,267,251
                                                                                  ------------    ------------

Cash flows from financing activities:
  Payoff of purchase money note principal and related interest ................           --        (5,324,622)
                                                                                  ------------    ------------

Net increase in cash and cash equivalents .....................................      1,097,426       2,375,012

Cash and cash equivalents, beginning of period ................................     12,356,321      10,045,683
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $ 13,453,747    $ 12,420,695
                                                                                  ============    ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $    179,381    $  4,885,939
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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of September 30, 2001, and the results of its operations for the three and nine months ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the interim periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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


2. INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $11,846,270 plus aggregate accrued interest of $26,087,613 as of September 30, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of September 30, 2001, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

     The purchase money note related to Audubon Towers, in the principal amount of $1,275,000, matured on January 1, 1999, and was extended during 2000 to January 15, 2001. The Partnership placed in escrow an assignment of its interest in the Local Partnership to the noteholders, but as of November 7, 2001, the interest remained in escrow.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

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

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in the related Local Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

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

                           September 30, 2001 and 2000

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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through September 30, 2002, and which remain unpaid or unextended as of November 7, 2001. Excluded from the following chart are purchase money notes which matured through September 30, 2001, and which have been paid off, cancelled, or extended on or before November 7, 2001.

                                                                          Aggregate                 Carrying Amount
                                               Aggregate                   Accrued                  of Partnership's
                                               Principal                   Interest                 Investments in
                   Number of                    Balance                    Balance                  Underlying Local
   Purchase        Underlying                    as of                      as of                   Partnerships as
  Money Note         Local       Percentage    September     Percentage   September    Percentage    of September       Percentage
(PMN) Maturity    Partnerships    of Total      30, 2001      of Total     30, 2001     of Total       30, 2001          of Total
--------------    ------------   ----------    -----------   ---------    ----------   ----------   ---------------     ----------
1st Quarter 1999        4            17%       $ 5,950,000         50%    $11,952,446        46%      $ 3,186,720            18%
2nd Quarter 1999        1             4%           850,000          7%      1,855,962         7%        1,229,496             7%
1st Quarter 2001        1             4%         1,275,000         11%      3,908,336        15%        5,131,084            29%
1st Quarter 2002        5            21%         2,011,270         17%      6,049,125        23%        4,747,851            27%
                     ----          ----        -----------      -----     -----------      ----       -----------          ----

Total through
 9/30/2002             11            46%       $10,086,270         85%    $23,765,869        91%      $14,295,151 (3)        81%
                     ====          ====        ===========      =====     ===========      ====       ===========          ====

Total, Local
  Partnerships         24 (1)       100%       $11,846,270 (2)    100%    $26,087,613 (2)   100%      $17,453,204 (3)       100%
                     ====          ====        ===========      =====     ===========      ====       ===========          ====


(1) Twelve of the 24 Local Partnerships have related purchase money note obligations.

(2)  Does not include amounts payable to a local general partner.

(3)  Includes  $5,131,084  and  $4,971,063  for  the  partnership   reported  as
     investment in partnership held in escrow on the consolidated balance sheets at September 30, 2001 and December 31, 2000, respectively.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 24 Local Partnerships in which the Partnership is invested as of September 30,

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

2001, the 11 Local Partnerships with associated purchase money notes which mature through September 30, 2002, and which remain unpaid or unextended as of November 7, 2001, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these efforts will be successful.

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2001, was $420,657 and $1,261,974, respectively, and $626,722 and $2,151,163 for the three and nine month periods ended September 30, 2000, respectively. The accrued interest payable on the purchase money notes of $26,087,613 and $25,005,020 as of September 30, 2001 and December 31, 2000, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                 Audubon Towers
                                 --------------

     The Partnership defaulted on its purchase money note related to Audubon Towers Limited Partnership (Audubon Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,275,000 and $3,272,276, respectively. As of November 7, 2001, principal and accrued interest of $1,275,000 and $3,934,404, were due. In August 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to June 30, 2000, in exchange for payment of a fee not applicable to the note balance. In June 2000, the Partnership made a payment, applicable to the purchase money note balance, extending the maturity date to January 15, 2001. The maturity date could have been further extended through January 2, 2003, had the Partnership paid additional sums prior to January 15, 2001, but the Partnership chose not to make the large extension payment as it saw little chance to sell the property and recoup its investment in the next two years. Under the extension agreement, documents transferring the Partnership's interest in Audubon Towers to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note at final maturity. As of November 7, 2001, the Partnership has not been notified by the escrow agent as to the disposition of the Partnership's interest in Audubon Towers.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Due to the possible transfer of the Partnership's interest in the Local Partnership to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $5,171,907 and $5,011,886 at September 30, 2001 and December 31, 2000,
respectively, has been reclassified to investment in partnership held in escrow in the accompanying consolidated balance sheets.

                 Bartley Manor, Village Square and Village Green
                 -----------------------------------------------

     The Partnership defaulted on its purchase money notes related to Bartley Manor Limited Partnership (Bartley Manor), Village Square Limited Partnership (Village Square) and Village Green of Wisconsin Limited (Village Green) on October 1, 1999, when the notes, as extended, reached maturity and were not paid. The default amounts included aggregate principal and accrued interest of $1,365,000 and $2,427,685, respectively. Aggregate accrued interest at December 31, 1999 was $2,474,810. In January 2000, the Partnership paid off the notes at a discount. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $2,865,417 for financial statement purposes in 2000, and in cancellation of indebtedness income of $2,865,417 million for federal tax purposes in 2000.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

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

                                   Glen Agnes
                                   ----------

     The Partnership defaulted on its purchase money note related to Glen Agnes Associates (Glen Agnes) on June 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $850,000 and $1,597,852, respectively. As of November 7, 2001, principal and accrued interest of $850,000 and $1,867,672, respectively, were due.

     In November 1999, the noteholder filed an action to foreclose on the Partnership's interest in the Local Partnership. Counsel for the noteholder failed to respond to the Partnership's queries, but have taken no further action in the litigation. In the meantime, an affiliate of the noteholder offered to purchase the Partnership's interest in the Local Partnership for a combination of cash and the assumption of the purchase money note, and the sale is being finalized. Any transfer of the Partnership's interest in the Local Partnership would have to be approved by the California Housing Finance Agency. There is no assurance that such approval will be obtained or that a transfer will take place.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on its purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of November 7, 2001, principal and accrued interest of $2,600,000 and $5,216,312, respectively, for Heritage Estates I, and $1,800,000 and $3,259,194, respectively, for Heritage Estates II were due. The Managing General Partner and the purchase money noteholders have agreed in principle to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II to January 1, 2004, and the noteholders are currently reviewing documents to implement the extensions. There is no assurance that extensions will be obtained.

                                 Meadow Lanes II
                                 ---------------

     The Partnership defaulted on its purchase money note related to Meadow Lanes II Limited Dividend Housing Associates (Meadow Lanes II) on February 28, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $650,000 and $1,250,201, respectively. As of November 7, 2001, principal and accrued interest of $650,000 and $1,492,363, respectively, were due. The Partnership has reached an agreement in principle with all but one of the noteholders to purchase their interests in over 97% of the purchase money note and is presently negotiating the related documents. The Partnership has arranged with the escrow agent for the remaining noteholder to pay the consideration attributable to her interest into escrow in exchange for the indemnification of the Partnership by one of the other noteholders with respect to any claim in excess of the escrowed funds. There is no assurance that the proposed sales will be consummated.

                                    O'Farrell
                                    ---------

     O'Farrell Towers Associates (O'Farrell) sold its property on August 4, 2000. Proceeds received by the Partnership from the sale of this property were used to pay off, at a discount, the purchase money notes related to O'Farrell. The sale of O'Farrell resulted in gain on disposition of investments in partnerships of $2,539,157 and in extraordinary gain from extinguishment of debt of $280,096 for financial statement purposes in 2000, and in total income of $9,261,700 for federal tax purposes in 2000. The Managing General Partner was paid a disposition fee of $244,000 for the sale of O'Farrell on August 4, 2000.

                            Rolling Green at Milford
                            ------------------------

     On May 31, 2000, the Rolling Green at Milford property was sold. The entire net sale proceeds to the Partnership were used to pay off, at a discount, the Partnership's purchase money note obligation related to this property. The sale resulted in gain on disposition of investment in partnership of $4,306,006 and in extraordinary gain from extinguishment of debt of $594,897 for financial statement purposes in 2000, and in total income of $8,764,435 for federal tax purposes in 2000. (A distribution of surplus cash was made by the local managing general partner

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

subsequent to the sale date, in September 2000. Substantially all of the distribution was applied to the purchase money note obligation with the effect of reducing the extraordinary gain from extinguishment of debt previously recognized.) The Managing General Partner of the Partnership and/or its affiliates did not receive any fees relating to the sale.

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

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of November 7, 2001, principal and accrued interest of $900,000 and $2,066,009 were due. The Managing General Partner reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is awaiting execution of the related documents. There is no assurance that an extension of the maturity date will be finalized.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

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

     In February, 2001, the Partnership and two affiliates were served in a state court action for declaratory judgement and damages in connection with a purchase money note allegedly assigned to the plaintiff secured by its interests in Woodside Village. When that property was sold in October 2000, the original payee (and then managing partner of Woodside Village) agreed to indemnify the Partnership for any claims in connection with the purchase money notes. The original payee (which is also a defendant) settled the lawsuit with no liability to the Partnership.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.       INVESTMENTS IN PARTNERSHIPS - Continued

                       Villa Mirage I and Villa Mirage II
                       ----------------------------------

     The Partnership's affiliate, C.R.H.C., Incorporated (CRHC), removed the Local Managing General Partner (LMGP) of Villa Mirage I and Villa Mirage II in December 1999, due to its failure to address problems identified in the 1998 audited financial statements of those lower tier partnerships, including overpayments to itself and its affiliated property management company. The removed LMGP and its shareholder and another unrelated local general partner filed lawsuits against the Partnership and CRHC with respect to both Villa Mirage I and II seeking, among other things, an accounting and dissolution of the partnerships and damages for alleged breaches of the respective partnership agreements (for refusal to approve proposed sales of the properties). The lawsuits did not purport to enjoin or reverse the removals of the LMGP. Subsequently, the same plaintiffs filed injunction actions seeking to compel the sales of the properties owned by Villa Mirage I and II. Both lawsuits were stayed while the disputes were to be resolved by arbitration in accordance with the respective Local Partnership agreements. In August 2000, the plaintiffs dismissed their litigation and arbitration claims without prejudice, but CRHC and the Partnership maintained their arbitration claims. The arbitration hearing was held in January 2001. In April 2001, an arbitration award in favor of Villa Mirage I, Villa Mirage II and another unrelated partnership found that the removals of the LMGP (and the other unrelated local general partner) were proper and ordered the former to pay $59,678 to Villa Mirage I, $9,522 to Villa Mirage II, and both LMGPs to reimburse the local partnerships for certain arbitration fees and costs. Liens for the collection of these awards were filed in California.

                                Woodside Village
                                ----------------

     On October 13, 2000, Woodside Village was sold. See Note 2.a. hereof for further information concerning this sale.

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 24 and 26 Local Partnerships in which the Partnership was invested as of September 30, 2001 and 2000, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations for the three and nine months ended September 30, 2001 and 2000, include information for the Local Partnerships through date of transfer or sale.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                For the three months ended        For the nine months ended
                                                      September 30,                      September 30,
                                               ---------------------------       ----------------------------
                                                  2001              2000             2001              2000
                                               ----------        ----------      -----------       -----------
         Revenue:
           Rental                              $5,716,767        $6,441,518      $17,101,514       $20,901,609
           Other                                  394,551           296,260        1,035,812         1,078,692
                                               ----------        ----------      -----------       -----------

             Total revenue                      6,111,318         6,737,778       18,137,326        21,980,301
                                               ----------        ----------      -----------       -----------

         Expenses:
           Operating                            3,156,028         3,714,492       10,071,624        12,337,089
           Interest                             1,364,822         1,445,203        4,094,476         5,020,646
           Depreciation and amortization          980,819         1,060,171        2,942,465         3,631,023
                                               ----------        ----------      -----------       -----------

             Total expenses                     5,501,669         6,219,866       17,108,565        20,988,758
                                               ----------        ----------      -----------       -----------

         Net income                            $  609,649        $  517,912      $ 1,028,761       $   991,543
                                               ==========        ==========      ===========       ===========

     As of September 30, 2001 and 2000, the Partnership's share of cumulative losses to date for seven of the 24 and 26 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $8,828,418 and $8,276,548, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


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

                           September 30, 2001 and 2000

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

     Seven properties in which the Partnership is invested as of September 30, 2001, have Section 8 HAP contracts which, as extended, will or were to expire in 2001. The Section 8 HAP contracts cover all or substantially all of the apartment units in each property. The following chart presents information concerning these seven properties.

                                                            Units              Original           Renewed
                                                        Authorized for       Expiration of      Expiration of
                                       Number of       Rental Assistance       Section 8          Section 8
         Property                     Rental Units      Under Section 8      HAP Contract       HAP Contract
         --------                     ------------     -----------------     -------------     --------------
         Bartley Manor                     70                 69                07/31/98         05/31/02 (1)
         Briar Crest I                     53                 53                06/30/98         09/30/02 (1)
         Briar Crest II                    49                 49                06/30/98         09/30/02 (1)
         Briar Hills                       50                 33                09/30/98         12/31/01 (2)
         Indian Hills Townhouses           40                 24                09/30/98         12/31/01 (2)
         Village Green                     36                 36                09/30/98         04/30/02 (1)
         Village Square                    48                 48                09/30/98         04/30/02 (1)
                                        -----              -----

              Total                       346                312
                                        =====              =====

          (1)  Renewed.
          (2)  Expected to be renewed in 2001.

     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring Section 8 HAP contracts, there is no assurance that rental properties with Section 8 HAP contract rents in excess of fair market rents will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in Local Partnerships at this time. As of September 30, 2001, the Partnership's remaining investment in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $4,812,570.


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $36,666 and $119,280 for the three and nine month periods ended September 30, 2001, respectively, and $48,339 and $199,568 for the three and nine month periods ended September 30, 2000, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 and $225,000 for each of the three and nine month periods ended September 30, 2001 and 2000.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS - Continued

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sale proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the nine month period ended September 30, 2001. The Managing General Partner was paid a disposition fee of $244,000 for the sale of O'Farrell on August 4, 2000.



                                      # # #

Part I. FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations
           -------------------------

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

     Seven properties in which the Partnership is invested as of September 30, 2001, have Section 8 HAP contracts which, as extended, will or were to expire in 2001. The Section 8 HAP contracts cover all or substantially all of the apartment units in each property.

     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring Section 8 HAP contracts, there is no assurance that rental properties with Section 8 HAP contract rents in excess of fair market rents will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in Local Partnerships at this time. As of September 30, 2001, the Partnership's remaining investment in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $4,812,570.

Part I. FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations - Continued
           -------------------------

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $13,453,747 as of September 30, 2001, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 7, 2001, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $11,846,270, plus aggregate accrued interest of $26,087,613 as of September 30, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of September 30, 2001, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

     The purchase money note related to Audubon Towers, in the principal amount of $1,275,000, matured on January 1, 1999, and was extended during 2000 to January 15, 2001. The Partnership placed in escrow an assignment of its interest in the Local Partnership to the noteholders, but as of November 7, 2001, the interest remained in escrow.

Part I. FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations - Continued
           -------------------------

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

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in the related Local Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

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

Part I. FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations - Continued
           -------------------------

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through September 30, 2002, and which remain unpaid or unextended as of November 7, 2001. Excluded from the following chart are purchase money notes which matured through September 30, 2001, and which have been paid off, cancelled, or extended on or before November 7, 2001.

                                                                          Aggregate                 Carrying Amount
                                               Aggregate                   Accrued                  of Partnership's
                                               Principal                   Interest                 Investments in
                   Number of                    Balance                    Balance                  Underlying Local
   Purchase        Underlying                    as of                      as of                   Partnerships as
  Money Note         Local       Percentage    September     Percentage   September    Percentage    of September       Percentage
(PMN) Maturity    Partnerships    of Total      30, 2001      of Total     30, 2001     of Total       30, 2001          of Total
--------------    ------------   ----------    -----------   ---------    ----------   ----------   ---------------     ----------
1st Quarter 1999        4            17%       $ 5,950,000         50%    $11,952,446        46%      $ 3,186,720            18%
2nd Quarter 1999        1             4%           850,000          7%      1,855,962         7%        1,229,496             7%
1st Quarter 2001        1             4%         1,275,000         11%      3,908,336        15%        5,131,084            29%
1st Quarter 2002        5            21%         2,011,270         17%      6,049,125        23%        4,747,851            27%
                     ----          ----        -----------      -----     -----------      ----       -----------          ----

Total through
 9/30/2002             11            46%       $10,086,270         85%    $23,765,869        91%      $14,295,151 (3)        81%
                     ====          ====        ===========      =====     ===========      ====       ===========          ====

Total, Local
  Partnerships         24 (1)       100%       $11,846,270 (2)    100%    $26,087,613 (2)   100%      $17,453,204 (3)       100%
                     ====          ====        ===========      =====     ===========      ====       ===========          ====

(1) Twelve of the 24 Local Partnerships have related purchase money note obligations.
(2)  Does not include amounts payable to a local general partner.
(3) Includes $5,131,084 and $4,971,063 for the partnership reported as investment in partnership held in escrow on the consolidated balance sheets at September 30, 2001 and December 31, 2000, respectively.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 24 Local Partnerships in which the Partnership is invested as of September 30, 2001, the 11 Local Partnerships with associated purchase money notes which mature through September 30, 2002, and which remain unpaid or unextended as of November 7, 2001, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

Part I. FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations - Continued
           -------------------------

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

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these efforts will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month periods ended September 30, 2001 and 2000, the receipt of distributions from partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the nine month period ended September 30, 2001, as the receipt of distributions from partnerships and proceeds from disposition of investments in partnerships exceeded net cash used in operating activities.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended September 30, 2001 decreased from the corresponding period in 2000 primarily due to extraordinary gain from extinguishment of debt and gain on disposition of investments in partnerships related to the Partnership's sale of an investment in a Local Partnership in 2000. Contributing to the decrease in net income was a decrease in share of income from partnerships primarily due to an increase in operating expenses at one property and the cessation of share of income from Local Partnership's sold in 2000, partially offset by a decrease in operating expenses at another property. Also contributing to the decrease in the Partnership's net income were a decrease in interest revenue due to lower interest rates, and an increase in general and administrative expenses related to higher reimbursed payroll costs during the quarter. Offsetting the decrease in net income were a decrease in interest expense due to lower purchase money note balances, a decrease in amortization of deferred costs related to the disposition of investments in partnerships in 2000, and a decrease in professional fees due to lower legal fees.

     The Partnership's net income for the nine month period ended September 30, 2001 decreased from the corresponding period in 2000 primarily due to extraordinary gain from extinguishment of debt and gain on disposition of investments in partnerships related to the Partnership investment in eight Local Partnerships in 2000. Contributing to the decrease in net income were a decrease in share of income from partnerships and interest revenue, as discussed above. Offsetting the decrease in net income were decreases in interest expense and amortization of deferred costs, also as discussed above, and in general and administrative expenses due to lower reimbursed payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2001, did not include losses of $119,753 and $410,962, respectively, compared to excluded losses of $27,677 and $360,062 for the three and nine month periods ended September 30, 2000, respectively.

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


Item 5. Other Information
        -----------------

     There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

                                  Tender offers
                                  -------------

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

     On March 15, 2001, Bond Purchase, L.L.C. (Bond) initiated an unregistered tender offer to purchase approximately 2,980 of the outstanding Units in the Partnership at a price of $53 per Unit; the offer expired April 30, 2001. On October 9, 2001, Bond initiated an unregistered tender offer to purchase approximately 1,411 of the outstanding Units in the Partnership at a price of $131 per Unit; the offer expires on November 30, 2001. (However, transfers of outstanding Units due to sales transactions are not being recognized by the Partnership between July 17, 2001 and December 31, 2001; see the final paragraph of this Item 5.) Bond is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Bond and do not necessarily represent the fair market value of each Unit.

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

Part II. OTHER INFORMATION
Item 5. Other Information - Continued
        -----------------

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

                                Cash distribution
                                -----------------

     The Managing General Partner has approved a cash distribution of $600,000 to Additional Limited Partners, who were holders of record as of October 1, 2001. The distribution will be paid in November 2001.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None

     b. No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2001.

     All other items are not applicable.

                                    SIGNATURE



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CAPITAL REALTY INVESTORS-III LIMITED
                           PARTNERSHIP
                         -------------------------------------------------------
                         (Registrant)

                         by:  C.R.I., Inc.
                              --------------------------------------------------
                              Managing General Partner




November 7, 2001              by: /s/ Michael J. Tuszka
-------------------               ----------------------------------------------
DATE                              Michael J. Tuszka
                                    Vice President
                                    and Chief Accounting Officer
                                    (Principal Financial Officer
                                    and Principal Accounting Officer)