Form 10KSB
period 2001-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2002-03-27
CIK 722833

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

                   For the fiscal year ended December 31, 2001


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

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $2,585,308.

The units of limited partner interest of the registrant are not traded in any market. Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                        2001 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                          Page

                                     PART I

Item 1.  Business........................................................ I-1
Item 2.  Properties...................................................... I-7
Item 3.  Legal Proceedings............................................... I-7
Item 4.  Submission of Matters to a Vote of Security Holders............. I-8


                                     PART II

Item 5.  Market for the Registrant's Partnership Interests
           and Related Partnership Matters .............................. II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... II-3
Item 7.  Financial Statements............................................ II-9
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure........................ II-9


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.............. III-1
Item 10. Executive Compensation.......................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners
           and Management ............................................... III-2
Item 12. Certain Relationships and Related Transactions.................. III-3
Item 13. Exhibits and Reports on Form 8-K................................ III-3

Signatures............................................................... III-5

Financial Statements..................................................... III-7

Exhibit No. 99 b.
  Reports of Other Auditors.............................................. III-30

                                     PART I

ITEM 1. BUSINESS
        --------

     Capital Realty Investors-III Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983. On November 7, 1983, the Partnership commenced offering 60,000 units of limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering in January 1984 when it became fully subscribed.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 37 Local Partnerships. As of December 31, 2001, the Partnership retained investments in 23 Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

          (i)  preserve and protect the Partnership's capital;
         (ii) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners could use to offset income from other sources;
        (iii) provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness on the apartment complexes; and
         (iv) provide cash distributions from sale or refinancing of the Partnership's investments and, on a limited basis, from rental operations.

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies, and who generally remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 37 (23 as of December 31, 2001) of these Local Partnerships. As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. In six (four as of December 31, 2001) Local Partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the 19 Local Partnerships and the four intermediary partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

                                     PART I

        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2001, follows.


                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)

                                                                                                  Units          Expiration
                           Mortgage                                                           Authorized for         of
 Name and Location        Payable at          Financed and/or Insured           Number of      Rental Asst.       Section 8
of Apartment Complex     12/31/01 (2)         and/or Subsidized Under          Rental Units    Under Sec. 8      HAP Contract
--------------------     ------------     -------------------------------      ------------   --------------     ------------
Arboretum Village        $12,543,663      Conventional                            308              0                  --
 Lisle, IL

Audubon Towers             3,254,704      New Jersey Housing and Mortgage         124            124               02/11/20
 Audubon, NJ                               Finance Agency (NJHMFA)/8-HUD

Bartley Manor                681,682      Federal Housing Administration           70             69               05/31/02 (4)
 Superior, WI                              (FHA)/Section 236 of the National
                                           Housing Act (NHA)

Briar Crest I (4)            478,374      Federal National Mortgage                53             53               09/30/02 (4)(6)
 Niles, MI                                 Association (FNMA)/Section 236
                                           of the NHA

Briar Crest II (4)           530,822      FNMA/Section 236 of the NHA              49             49               09/30/02 (4)(6)
 Niles, MI

Briar Hills                  505,892      FNMA/Section 236 of the NHA              50             33               12/31/03 (4)
 South Haven, MI

Congress Plaza             2,144,778      Connecticut Housing Finance             101            100               02/28/04
 Bridgeport, CT                            Agency/FHA Section 231/U.S.
                                           Department of Housing and Urban
                                           Development (HUD)

Heritage Estates I         2,494,677      Missouri Housing Development            228              0                  --
 St. Louis, MO                             Agency (MHDA)/Section 221(d)
                                           (4) of the NHA

Heritage Estates II        2,027,774      MHDA/Section 221 (d)(4) of the          160              0                  --
 St. Louis, MO                             NHA

Highland Manor             1,292,033      HUD                                     111            111               05/12/04 (4)(5)
 Birmingham, AL

Indian Hills                 457,777      FNMA/Section 236 of the NHA/             40             24               12/31/03 (4)
 Townhouses                                Section 8
 Dowagiac, MI

Lakewood Apts.               806,393      Rural Housing & Community                50             50               07/31/04 (4)
 Eufaula, AL                               Development Services (RHCD)

Meadow Lanes Apts.         1,539,391      Michigan State Housing Develop-         118              0                     --
 Holland, MI                               ment Authority/Section 236 of
                                           the NHA

Monterey/Hillcrest        13,053,376      Section 221(d)(4) of the NHA/FHA        300             60               12/13/03
 Waukesha, WI

Victorian Towers           4,895,234      NJHMFA/Section 8                        204             27               12/01/23
 Cape May, NJ



                                   (continued)

                                     PART I

        --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued


                                                                                                  Units          Expiration
                           Mortgage                                                           Authorized for         of
 Name and Location        Payable at          Financed and/or Insured           Number of      Rental Asst.       Section 8
of Apartment Complex     12/31/01 (2)         and/or Subsidized Under          Rental Units    Under Sec. 8      HAP Contract
--------------------     ------------     -------------------------------      ------------   --------------     ------------
Villa Mirage I           $ 2,001,311      CHFA/Section 8                           50             50               12/01/05
 Rancho Mirage, CA

Villa Mirage II            1,988,763      CHFA/Section 8                           48             48               10/15/15
 Rancho Mirage, CA

Village Green                302,172      FHA/Section 236 of FHA                   36             36               04/30/02 (4)
 Reedsburg, WI

Village Square               407,632      FHA/Section 236 of FHA                   48             48               04/30/02 (4)
 Barabou, WI

Village Squire I & II      8,599,216      Conventional                            377              0                  --
 Canton, MI

Village Squire III         5,548,123      Conventional                            224              0                  --
 Canton, MI

Walsh Park                 4,500,002      Illinois Housing Development            134            134               11/01/14
 Chicago, IL                               Administration

Windham Village            2,286,133      CHFA                                     50             44               10/31/15
 Santa Rose, CA
                         -----------                                           ------         ------
Totals 23                $72,339,922                                            2,933          1,060
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


                                   (continued)

                                     PART I

        --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued


                                                                                       Average Effective Annual
                                      Units Occupied As                                    Rental Per Unit
                                  Percentage of Total Units                              for the Years Ended
                                      As of December 31,                                     December 31,
                              ----------------------------------      -------------------------------------------------------
 Name and Location
of Apartment Complex          2001   2000    1999    1998   1997       2001         2000        1999        1998       1997
--------------------          ----   ----    ----    ----   ----      -------     --------    --------    --------   --------
Arboretum Village               88%   92%     93%     95%    94%      $ 9,883     $ 9,689     $  9,338    $  9,238   $  8,724
 Lisle, IL

Audubon Towers                  99%  100%    100%    100%   100%        9,119       9,159        9,158       9,161      9,166
 Audubon, NJ

Bartley Manor                   96%  100%     93%     93%    93%        6,050       5,661        5,656       5,356      5,313
 Superior, WI

Briar Crest I                  100%  100%     96%     97%   100%        6,722       6,504        5,333       4,784      5,012
 Niles, MI

Briar Crest II                 100%  100%     94%     96%   100%        6,684       6,682        5,327       4,814      4,986
 Niles, MI

Briar Hills                    100%   92%     92%     94%    96%        6,007       6,055        4,465       4,461      4,430
 South Haven, MI

Congress Plaza                 100%  100%    100%    100%   100%       10,536      10,527       10,534      10,535     10,511
 Bridgeport, CT

Heritage Estates I             100%  100%    100%     99%   100%        5,264       5,202        5,176       4,940      4,776
 St. Louis, MO

Heritage Estates II            100%  100%    100%    100%   100%        5,314       5,185        5,193       4,968      4,764
 St. Louis, MO

Highland Manor                 100%  100%    100%     98%    97%        6,805       6,616        6,515       7,584      9,188
 Birmingham, AL

Indian Hills                   100%   95%    100%    100%   100%        5,864       5,817        5,272       5,070      5,002
 Townhouses
 Dowagiac, MI

Lakewood Apts.                 100%  100%    100%     98%    98%        4,509       4,525        4,305       4,269      4,363
 Eufaula, AL

Meadow Lanes Apts.              92%   95%     97%     98%    93%        6,361       6,318        6,216       6,174      6,056
 Holland, MI

Monterey/Hillcrest              99%   93%     96%     92%    94%        8,954       8,629        8,559       8,992      8,745
 Waukesha, WI

Victorian Towers                96%   94%     96%     99%    97%        6,533       5,199        5,196       4,989      4,902
 Cape May, NJ

Villa Mirage I                  99%  100%    100%    100%   100%        9,599       9,685        9,522       9,699      9,671
 Rancho Mirage, CA

Villa Mirage II                 99%  100%    100%    100%   100%        9,612       9,537        9,580       9,580      9,600
 Rancho Mirage, CA

                                   (continued)

                                     PART I

        --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued


                                                                                     Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                            for the Years Ended
                                      As of December 31,                                    December 31,
                              ----------------------------------      -------------------------------------------------------
 Name and Location
of Apartment Complex          2001   2000    1999    1998   1997        2001        2000        1999        1998       1997
--------------------          ----   ----    ----    ----   ----      --------    --------    --------    --------   --------
Village Green                 100%   100%     92%     97%    89%      $  4,497    $  4,120    $  3,849    $  3,886   $  3,764
 Reedsburg, WI

Village Square                 92%    92%     83%     94%    98%         4,633       4,232       4,362       4,243      4,275
 Barabou, WI

Village Squire I               96%    97%     97%     90%    92%         6,785       6,550       6,152       5,902      5,858
 & II
 Canton, MI

Village Squire III             90%    98%     97%     93%    96%         6,670       6,511       6,199       5,820      5,779
 Canton, MI

Walsh Park                    100%    99%     96%     99%    98%        11,956      11,514       8,940      11,653     11,301
 Chicago, IL

Windham Village               100%   100%    100%    100%   100%        10,857      10,632      10,572      10,474     10,438
 Santa Rose, CA
                              ---    ---     ---     ---    ---       --------    --------    --------    --------   --------
Totals(3) 23                   98%    98%     97%     97%    97%      $  7,357    $  7,154    $  6,757    $  6,808   $  6,810
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

(2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 2001.

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

     On December 11, 2001, the Partnership sold its interest in Glen Agnes. See the notes to the consolidated financial statements for additional information concerning the sale.

     On January 3, 2002, the Partnership's interest in Congress Plaza was transferred to the purchase money noteholder. See the notes to the consolidated financial statements for additional information concerning the transfer.

     On January 16, 2002, the Partnership's interest in Audubon Towers was transferred to the purchase money noteholder. See the notes to the consolidated financial statements for additional information concerning the transfer.


ITEM 2. PROPERTIES
        ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-III Limited Partnership indirectly holds an interest in the real estate owned by the Local Partnership. See Part I, Item 1 for information concerning these properties.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     In late 1999, the removed local general partner and the other local general partner (collectively, the "LGPs"), and the sole shareholder of the former initiated lawsuits seeking to compel the dissolution of the Villa Mirage I and II Local Partnerships and the sale of their respective properties. Both actions were stayed while the disputes moved to arbitration in accordance with the Local Partnership Agreements. In August 2000, the LGPs voluntarily dismissed their claims in both the state court and the arbitration actions, without prejudice. The Partnership and its affiliate maintained their claims for an accounting. The arbitration hearings took place in January 2001. In April 2001, an arbitration award in favor of Village Mirage I and Villa Mirage II found that the removals of the LGPs was proper and issued money judgements against both LGPs. See the notes to the consolidated financial statements for additional information concerning this matter.

                                     PART I

        -----------------

     In February, 2001, the Partnership and two affiliates were served in a state court action for declaratory judgement and damages in connection with a purchase money note allegedly assigned to the plaintiff secured by the Partnership's interests in Woodside Village. When that property was sold in October 2000, the original payee (and then managing partner of Woodside Village) agreed to indemnify the Partnership for any claims in connection with the purchase money notes. The original payee (which is also a defendant) settled the lawsuit with no liability to the Partnership. See the notes to the consolidated financial statements for additional information concerning this matter.

     In December 2001, the Partnership,  its affiliate,  C.R.H.C.,  Incorporated
(CRHC), and the Winchester Gardens Local Partnership, were served with a wrongful death action. The Partnership and CRHC have been advised by plaintiff's counsel that they will be dismissed as defendants because they sold their partnership interests in Winchester Gardens prior to the date the claim arose.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2001

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
        -----------------------------------------------------
          RELATED PARTNERSHIP MATTERS
          ---------------------------

     (a) There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

          On  April  2,  2000,  Peachtree  Partners  (Peachtree)   initiated  an
          unregistered tender offer to purchase approximately 2,900 of the outstanding Units in the Partnership at a price of $40 per Unit; the offer expired in May 2000. On January 1, 2002, Peachtree initiated an unregistered tender offer to purchase four percent of the outstanding Units in the Partnership at a price of $135 per Unit; the offer expired February 8, 2002. Peachtree is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Peachtree and do not necessarily represent the fair market value of each Unit.

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

          On March 15, 2001, Bond Purchase, L.L.C. (Bond) initiated an unregistered tender offer to purchase approximately 2,980 of the outstanding Units in the Partnership at a price of $53 per Unit; the offer expired April 30, 2001. On October 9, 2001, Bond initiated an unregistered tender offer to purchase approximately 1,411 of the outstanding Units in the Partnership at a price of $131 per Unit; the offer expired on November 30, 2001. (However, transfers of outstanding Units due to sales transactions were not being recognized by the Partnership between July 17, 2001 and December 31, 2001; see the final paragraph of this Item 5.a.) Bond is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Bond and do not necessarily represent the fair market value of each Unit.

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

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
        -----------------------------------------------------
          RELATED PARTNERSHIP MATTERS - Continued
          ---------------------------

          During 2001, a number of investors sold their Units in the Partnership to other investors as a result of the tender offers described above. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through July 16, 2001, the Partnership received sale transfer requests for approximately 4.9% of the outstanding Units. Accordingly, to remain within the five percent safe harbor, effective July 16, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions were not recognized by the Partnership between July 17, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002.

     (b) As of March 26, 2002 there were approximately 4,500 registered holders of Units in the Partnership.

     (c) On November 6, 2000, the Partnership made a cash distribution of $2,994,350 ($50.00 per Unit) to Additional Limited Partners who were holders of record as of September 30, 2000; this distribution was a result of the sales of O'Farrell Towers, Tyee Apartments and Woodside Village. On November 16, 2001, the Partnership made a cash distribution of $598,820 ($10 per Unit) to Additional Limited Partners who were holders of record as of October 1, 2001; this distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships.

          The Partnership received distributions of $1,305,576 and $1,844,791 from Local Partnerships during 2001 and 2000, respectively. Some of the Local Partnerships operate under restrictions imposed by certain federal and/or state government agencies that limit the cash return available to the Partnership.

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

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes (the properties) intended to provide housing to low and moderate income tenants. In conjunction with such governmental assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, certain of the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties, and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

     The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties, through the Partnership's investment in Local Partnerships. Regulatory restrictions on cash distributions from the properties limited the original projections of annual cash distributions from property operations.

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986, which virtually eliminated many of the incentives for the new construction or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, C.R.I., Inc. (the Managing General Partner) continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible, thereby potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

     The acquisition of interests in certain Local Partnerships was paid for in part by purchase money notes of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature 15 years from the date of acquisition of the interest in a particular Local Partnership, and are generally secured by the Partnership's interests in the Local Partnerships.

     The Managing General Partner has sold, and will continued to sell, certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to tax credit and not-for-profit purchasers. The Managing General Partner intends to use all or part of the Partnership's net proceeds (after a partial distribution to limited partners) from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. Current legislation allows all expired
Section 8 HAP contracts with rents at less than 100% of fair market rents to be renewed for up to one year. Expiring Section 8 HAP contracts with rents that exceed 100% of fair market rents could be renewed for up to one year, but at rents reduced to 100% of fair market rents (Mark-to-Market). All expiring
Section 8 HAP contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration
(FHA), became subject to the Mark-to-Market legislation.

     Mark-to-Market (M2M) implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the M2M "Lite" program which would not require a debt restructuring. In the remaining instances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate; however, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest would not generate additional ordinary income. Each property subject to M2M will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time. All properties, upon entering the M2M program (excluding M2M Lite), are required to enter into an agreement restricting the property's use as affordable housing for 30 years.

     Finally, under HUD's "Mark-up-to-Market"  program, properties with expiring
Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined adjustment factor. The purpose of this program is to provide incentives to owners of properties with expiring
Section 8 HAP contracts not to convert these properties to market rate housing.

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

     There have been no major changes in federal housing policy in 2001.

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     Five properties in which the Partnership is invested as of December 31, 2001, have Section 8 HAP contracts which, as extended, will expire in 2002. The
Section 8 HAP contracts cover all or most of the apartment units in each property. The following chart presents information concerning these five properties.

                                                            Units              Original           Renewed
                                                        Authorized for       Expiration of      Expiration of
                                       Number of       Rental Assistance       Section 8          Section 8
         Property                     Rental Units      Under Section 8      HAP Contract       HAP Contract
         --------                     ------------     -----------------     -------------     --------------
         Bartley Manor                     70                 69                07/31/98         05/31/02
         Briar Crest I                     53                 53                06/30/98         09/30/02
         Briar Crest II                    49                 49                06/30/98         09/30/02
         Village Green                     36                 36                09/30/98         04/30/02
         Village Square                    48                 48                09/30/98         04/30/02
                                        -----              -----
              Total                       256                255
                                        =====              =====

     As of December 31, 2001, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in 2002 was $2,576,582.

     The Managing General Partner continues to seek strategies to deal with affordable housing policy. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2001 the Partnership had approximately 4,600 investors who subscribed to a total of 60,000 units of limited partnership interest in the original amount of $60,000,000. The Partnership originally made investments in 37 Local Partnerships, of which 23 remain at December 31, 2001. The Partnership's liquidity, with unrestricted cash resources of $11,317,373 as of December 31, 2001, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 26, 2002, there are no material commitments for capital expenditures.

     During 2001 and 2000, the Partnership received cash distributions of $1,305,576 and $1,844,791, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $10,346,270, plus aggregate accrued interest of $22,996,132, as of December 31, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The purchase money note related to Audubon Towers, in the principal amount of $1,275,000, matured on January 1, 1999, and was extended during 2000 to January 15, 2001. The Partnership placed in escrow an assignment of its interest in the Local Partnership to the noteholders. On January 16, 2002, the Partnership's interest was transferred to the noteholders. However, it may be necessary to obtain New Jersey Housing and Mortgage Finance Agency and/or the Local General Partner's consent to the assignment before it is deemed final.

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The purchase money note related to Congress Plaza, in the principal amount of $500,000, matured on January 1, 1999, and was extended during 1999 to January 1, 2002. Under the extension agreement, documents transferring the Partnership's interest in Congress Plaza to the noteholder were placed in escrow. In January 2002, the Partnership's interest was transferred to the noteholder.

     The purchase money notes related to the following properties have matured and have not been paid or extended as of March 26, 2002.

         Property                           Principal             Maturity
         --------                           ----------            --------
         Heritage Estates I                 $2,600,000            01/01/99
         Heritage Estates II                 1,800,000            01/01/99
         Victorian Towers                      900,000            01/01/99
         Briar Crest I                         470,050            01/01/02
         Briar Crest II                        361,120            01/01/02
         Briar Hills                           403,100            01/01/02
         Indian Hills                          277,000            01/01/02

     The purchase money notes related to the following properties were paid off at a discount, or were transferred to the noteholders, during 2000, 2001, and through March 26, 2002.


         Property                            Principal                Date              Disposition
         --------                           ----------            ------------          -----------
         Greeley Manor                      $  734,500            January 2000          Transferred
         Bartley Manor                         700,000            January 2000          Paid Off
         Village Green                         275,000            January 2000          Paid Off
         Village Square                        390,000            January 2000          Paid Off
         College Park                          880,000            April 2000            Transferred
         Rolling Green at Milford            2,250,000            May 2000              Paid Off
         Winchester Gardens                  1,700,000            June 2000             Transferred via sale
         O'Farrell                             322,236            August 2000           Paid Off
         Tyee Apartments                     1,305,000            October 2000          Paid Off
         Woodside Village                    3,335,000            October 2000          Paid Off
         Glen Agnes                            850,000            December 2001         Transferred via sale
         Meadow Lanes                          650,000            December 2001         Paid Off
         Audubon Towers                      1,275,000            January 2002          Transferred
         Congress Plaza                        500,000            January 2002          Transferred



     See the notes to the consolidated financial statements for additional information concerning purchase money notes.

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

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. See note 2.a. of the notes to consolidated financial statements for a discussion of an impairment loss relating to the Partnership's investment in Indian Hills.

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through December 31, 2002, and which remain unpaid or unextended as of March 26, 2002. Excluded from the following chart are purchase money notes which matured through December 31, 2001, and which have been paid off, cancelled, or extended on or before March 26, 2002.

                                                                         Aggregate
                                               Aggregate                  Accrued                  Carrying Amount
                                               Principal                  Interest                 of Partnership's
                   Number of                    Balance                   Balance                  Investments in
   Purchase        Underlying                    as of                     as of                   Underlying Local
  Money Note         Local       Percentage     December    Percentage    December    Percentage   Partnerships as of    Percentage
   Maturity       Partnerships    of Total      31, 2001     of Total     31, 2001     of Total    December 31, 2001      of Total
---------------   ------------   ----------    -----------  ---------    ----------   ----------   ------------------    ----------
1st Quarter 1999        3            13%       $ 5,300,000        51%    $10,534,432       46%        $ 1,180,105              8%
1st Quarter 2002        4            17%         1,511,270        15%      3,702,581       16%          2,521,713             16%
                     ----          ----        -----------     -----     -----------     ----         -----------           ----
Total through
 12/31/2002             7            30%       $ 6,811,270        66%    $14,237,013       62%        $ 3,701,818             24%
                     ====          ====        ===========     =====     ===========     ====         ===========           ====

Total, Local
  Partnerships         23 (2)       100%       $10,346,270(1)    100%    $22,996,132(1)   100%        $15,686,273 (3)        100%
                     ====          ====        ===========     =====     ===========     ====         ===========           ====

(1)  Does not include amounts payable to a local general partner.
(2)  Ten  of  the  23  Local  Partnerships  have  related  purchase  money  note obligations.
(3) Includes $6,703,946 for the partnerships reported as investment in partnerships held in escrow and $1,623,459 for the partnerships reported as investment in partnerships held for transfer on the consolidated balance sheet at December 31, 2001.


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 23 Local Partnerships in which the Partnership is invested as of December 31, 2001, the seven Local Partnerships with associated purchase money notes which mature through December 31, 2002 and which remain unpaid or unextended as of March 26, 2002, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                               Percentage of Total       Partnership's Share of
        For the Year         Distributions Received          Income from
           Ended             from Local Partnerships      Local Partnerships
     -----------------       -----------------------    ----------------------

     December 31, 2001                 14%                    $336,694
     December 31, 2000                  9%                    $273,054

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the years ended December 31, 2001 and 2000, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during 2001 as cash used in operating activities, and cash used to pay off a purchase money note and to make a distribution to Additional Limited Partners on November 16, 2001 was in excess of cash distributions received from partnerships and of proceeds received from disposition of investments in partnerships.

     On November 6, 2000, the Partnership made a cash distribution of $2,994,350 ($50.00 per Unit) to Additional Limited Partners who were holders of record as of September 30, 2000; this distribution was a result of the sales of O'Farrell Towers, Tyee Apartments and Woodside Village. On November 16, 2001, the Partnership made a cash distribution of $598,820 ($10 per Unit) to Additional Limited Partners who were holders of record as of October 1, 2001; this distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. The Managing General Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

                              Results of Operations
                              ---------------------

2001 Versus 2000
----------------

     The Partnership's net income for the year ended December 31, 2001 decreased from the corresponding period in 2000 primarily due to extraordinary gain from extinguishment of debt and gain on disposition of investments in partnerships related to ten Local Partnerships in 2000, which gains were larger than the corresponding amounts related to three Local Partnerships in 2001. Contributing to the decrease in net income were a decrease in share of income from partnerships due to the cessation of share of income from Local Partnerships sold in 2000 and a decrease in interest revenue, primarily due to lower interest rates in 2001. Offsetting the decrease in net income were a decrease in interest expense due to lower purchase money note balances, a decrease in general and administrative expenses primarily due to lower reimbursed payroll costs, a decrease in professional fees due to lower legal fees, and a decrease in amortization of deferred costs related to the disposition of investments in partnerships in 2000.

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2001 and 2000 did not include losses of $403,190 and $778,232, respectively. Distributions of $491,057 and $576,037, received from five and seven Local Partnerships during 2001 and 2000, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

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

     The combined rental revenues for the Partnership's remaining 23 properties for the five years ended December 31, 2001, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in 2001 and prior years.

                                                       For the years ended December 31,
                       ---------------------------------------------------------------------------------------------------
                          2001                  2000                  1999                  1998                  1997
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $22,196,711           $21,454,093           $20,477,822           $20,658,209           $20,429,980

Annual Percentage
  Increase (decrease)                3.5%                  4.8%                  (0.9%)                 1.1%



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

William B. Dockser, 65, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 55, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Susan R. Campbell, 43, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland. Ms. Campbell has resigned her position effective March 29, 2002.

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

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at March 26, 2002.

          Name and Address                Amount and Nature         % of total
          of Beneficial Owner          of Beneficial Ownership     Units issued
          -------------------          -----------------------     ------------

          Equity Resources Group,             7,304 Units              12.2%
            Incorporated, et. al.
            14 Story Street
            Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 26, 2002, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

              Name of                     Amount and Nature         % of total
          Beneficial Owner             of Beneficial Ownership     Units issued
          ----------------             -----------------------     ------------

          William B. Dockser                    None                    0.0%
          H. William Willoughby                 None                    0.0%
          All Directors and Officers
            as a Group (3 persons)              None                    0.0%

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Index of Exhibits (Listed according to the number assigned in the table in Item 601 of Regulation S-B.)

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

          Exhibit No. 99 - Additional Exhibits.

          a.   Prospectus   of  the   Partnership,   dated   November  7,  1983.
               (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

          b. Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-III Limited Partnership has invested. (This information begins at page III-30.)

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.

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



                                  CAPITAL REALTY INVESTORS-III
                                    LIMITED PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




March 26, 2002                         by:  /s/ William B. Dockser
--------------                              ------------------------------------
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


March 26, 2002                          by:  /s/ H. William Willoughby
--------------                               -----------------------------------
DATE                                         H. William Willoughby,
                                               Director, President,
                                               and Secretary




March 26, 2002                          by:  /s/ Michael J. Tuszka
--------------                               -----------------------------------
DATE                                         Michael J. Tuszka,
                                               Vice President
                                               and Chief Accounting Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)




                                      III-5

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



To the Partners
Capital Realty Investors-III Limited Partnership


     We  have  audited  the  consolidated   balance  sheets  of  Capital  Realty
Investors-III  Limited  Partnership  (a  Maryland  limited  partnership)  as  of
December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $1,631,240 and $1,653,017 of income in 2001 and 2000, respectively, included in the Partnership's net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-III Limited Partnership as of December 31, 2001 and 2000 and the consolidated results of its operations, changes in partners' deficit and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                       Grant Thornton LLP


Vienna, Virginia
March 15, 2002


                                      III-6

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                               December 31,
                                                                                      ----------------------------
                                                                                          2001            2000
                                                                                      ------------    ------------
Investments in partnerships .......................................................   $  7,358,868    $ 11,784,956
Investment in partnerships held for transfer ......................................      1,650,645            --
Investment in partnerships held in escrow .........................................      6,765,444       5,011,886
Cash and cash equivalents .........................................................     11,317,373      12,356,321
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $349,938 and $367,233, respectively ..........        226,954         278,889
Property purchase costs,
  net of accumulated amortization of $320,457 and $358,778, respectively ..........        226,363         293,543
Other assets ......................................................................            378           5,040
                                                                                      ------------    ------------

      Total assets ................................................................   $ 27,546,025    $ 29,730,635
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $ 10,465,814    $ 11,965,814
Accrued interest payable ..........................................................     23,030,108      25,038,996
Accounts payable and accrued expenses .............................................        111,226         143,243
                                                                                      ------------    ------------

      Total liabilities ...........................................................     33,607,148      37,148,053
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................     (8,280,371)     (7,681,551)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (51,627,319)    (53,582,434)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (6,061,123)     (7,417,418)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 27,546,025    $ 29,730,635
                                                                                      ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-7

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    For the years ended
                                                                                        December 31,
                                                                               ----------------------------
                                                                                  2001             2000
                                                                               -----------     ------------
Share of income from partnerships ..........................................   $  2,153,901    $  2,386,939
                                                                               ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income ..............................................        431,407         626,216
                                                                               ------------    ------------


  Expenses:
    Interest ...............................................................      1,671,904       2,600,481
    Management fee .........................................................        300,000         300,000
    General and administrative .............................................        239,168         268,805
    Professional fees ......................................................        193,317         220,225
    Amortization of deferred costs .........................................         42,561          49,293
                                                                               ------------    ------------

                                                                                  2,446,950       3,438,804
                                                                               ------------    ------------

      Total other revenue and expenses .....................................     (2,015,543)     (2,812,588)
                                                                               ------------    ------------

Gain (loss) before (loss) gain on disposition of investments in partnerships
  and extraordinary gain from extinguishment of debt .......................        138,358        (425,649)

(Loss) gain on disposition of investments in partnerships ..................       (301,904)     11,642,175
                                                                               ------------    ------------

(Loss) income before extraordinary gain from extinguishment of debt ........       (163,546)     11,216,526

Extraordinary gain from extinguishment of debt .............................      2,118,661      22,518,568
                                                                               ------------    ------------

Net income .................................................................   $  1,955,115    $ 33,735,094
                                                                               ============    ============



Net income allocated to General Partners (1.51%) ...........................   $     29,522    $    509,400
                                                                               ============    ============


Net income allocated to Initial and Special Limited Partners (1.49%) .......   $     29,131    $    502,653
                                                                               ============    ============


Net income allocated to Additional Limited Partners (97%) ..................   $  1,896,462    $ 32,723,041
                                                                               ============    ============


Net income per unit of Additional Limited Partner Interest
  based on 60,000 units outstanding ........................................   $      31.61    $     545.38
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

                                      III-8

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                                                      Initial and
                                                                        Special            Additional
                                                   General              Limited             Limited
                                                   Partners             Partners            Partners               Total
                                                 -----------          -----------         ------------         ------------
Partners' deficit, January 1, 2000               $(1,339,782)         $(1,322,704)        $(35,495,676)        $(38,158,162)

  Net income                                         509,400              502,653           32,723,041           33,735,094

  Distribution of $50.00 per unit
    of Additional Limited Partner Interest                --                   --           (2,994,350)          (2,994,350)
                                                 -----------          -----------         ------------         ------------

Partners' deficit, December 31, 2000                (830,382)            (820,051)          (5,766,985)          (7,417,418)

  Net income                                          29,522               29,131            1,896,462            1,955,115

  Distribution of $10.00 per unit
    of Additional Limited Partner Interest                --                   --             (598,820)            (598,820)
                                                 -----------          -----------         ------------         ------------

Partners' deficit, December 31, 2001             $  (800,860)         $  (790,920)        $ (4,469,343)        $ (6,061,123)
                                                 ===========          ===========         ============         ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-9

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      For the years ended
                                                                                          December 31,
                                                                                  ----------------------------
                                                                                      2001            2000
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  1,955,115    $ 33,735,094

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (2,153,901)     (2,386,939)
    Amortization of deferred costs ............................................         42,561          49,293
    Amortization of discount on purchase money notes ..........................           --            19,873
    (Loss) gain on disposition of investments in partnerships .................        301,904     (11,642,175)
    Extraordinary gain from extinguishment of debt ............................     (2,118,661)    (22,518,568)

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................          4,662          (5,040)
      Increase in accrued interest payable ....................................      1,671,904       2,580,608
      Payment of purchase money note interest .................................       (301,193)       (469,554)
      Decrease in accounts payable and accrued expenses .......................        (32,017)        (25,224)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (629,626)       (662,632)
                                                                                  ------------    ------------


Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................      1,305,576       1,844,791
  Proceeds from disposition of investments in partnerships ....................        383,922      14,864,089
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................      1,689,498      16,708,880
                                                                                  ------------    ------------


Cash flows from financing activities:
  Payoff of purchase money notes and related interest .........................     (1,500,000)    (10,741,260)
  Distributions to Additional Limited Partners ................................       (598,820)     (2,994,350)
                                                                                  ------------    ------------

        Net cash used in financing activities .................................     (2,098,820)    (13,735,610)
                                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents ..........................     (1,038,948)      2,310,638

Cash and cash equivalents, beginning of year ..................................     12,356,321      10,045,683
                                                                                  ------------    ------------

Cash and cash equivalents, end of year ........................................   $ 11,317,373    $ 12,356,321
                                                                                  ============    ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $  1,151,193    $  5,715,229
                                                                                  ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     III-10

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

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

     b.   Method of accounting
          --------------------

          The consolidated financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Principles of consolidation
          ---------------------------

          These consolidated financial statements include the accounts of four intermediary limited partnerships which have invested in four Local
     Partnerships which own and operate government-assisted or conventionally financed apartment properties. All activity between the four intermediary limited partnerships and the Partnership has been eliminated in consolidation.

     d.   Investments in partnerships
          ---------------------------

          The investments in Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships or intermediary partnerships. Under this method, the carrying amount of the investments in Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses of the Local Partnerships. As of December 31, 2001 and 2000, the Partnership's share of cumulative losses of six and seven of the Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $8,695,304 and $8,485,429, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements. As of December 31, 2001 and 2000, cumulative cash distributions of $491,057 and $576,037, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.


                                     III-11

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
     ------------------------------------------

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

     e.   Investment in partnerships held for transfer
          --------------------------------------------

          Due to the possible transfer of the Partnerships interests in Briar Hills and Indian Hills, as further discussed in Note 2.a., the Partnership's investment in these Local Partnerships were reclassified to investment in partnerships held for transfer in the accompanying consolidated balance sheet at December 31, 2001. Assets held for transfer are not recorded in excess of their estimated net realizable value.

     f.   Investment in partnerships held in escrow
          -----------------------------------------

          In July 1999, documents transferring the Partnership's interest in Audubon Towers to the noteholder were placed in escrow, as further discussed in Note 2.a. The Partnership's investment in this Local Partnership was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets at December 31, 2001 and 2000. In January 2002, the Partnership's interest in Congress Plaza was transferred to the noteholder. Accordingly, the Partnership's investment in this Local Partnership was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2001. Assets held in escrow are not recorded in excess of their estimated net realizable value.

     g.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits, and repurchase agreements with original maturities of three months or less.

     h.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partner interests. Such costs were recorded as a reduction of partners' capital when incurred.

     i.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision has been made for income taxes in these consolidated financial statements.

                                     III-12

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
     ------------------------------------------

     j.   Use of estimates
          ----------------

          In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     k.   Fair value of financial instruments
          -----------------------------------

          The consolidated financial statements include estimated fair value information as of December 31, 2001, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

          The consolidated balance sheet carrying amounts for cash and cash equivalents approximate estimated fair values of such assets.

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

     l.   New accounting pronouncement
          ----------------------------

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142 or the
     Statement), "Goodwill and Other Intangible Assets," which supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal year 2002, however, earlier application is permitted. The General Partner believes that the adoption of SFAS No. 142 will not have a material impact on the financial position or the results of operations of the Partnership.

                                     III-13

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS
     ---------------------------

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2001 and 2000, the Partnership held limited partner interests in 23 and 24 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships follow.

                                                         December 31,
                                                -----------------------------
                                                   2001              2000
                                                -----------       -----------

          Due to local general partners:        $   119,544       $   119,544

          Purchase money notes due in:
            1999                                  5,300,000         6,800,000
            2001                                  1,275,000         1,275,000
            2002                                  2,011,270         2,011,270
            2004                                  1,760,000         1,760,000
                                                -----------       -----------

                Subtotal                         10,465,814        11,965,814
                                                -----------       -----------

          Accrued interest payable               22,030,108        25,038,996
                                                -----------       -----------
                Total                           $33,495,922       $37,004,810
                                                ===========       ===========

          The amounts due to local general partners will be paid upon the occurrence of certain specific events, as outlined in the respective Local Partnership's partnership agreement.

          The remaining purchase money notes have stated interest rates ranging from 5.57% to 12%, certain of which are compounded annually. The purchase money notes are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or
     (iii) maturity.

          The purchase money note related to Audubon Towers, in the principal amount of $1,275,000, matured on January 1, 1999, and was extended during 2000 to January 15, 2001. The Partnership placed in escrow an assignment of its interest in the Local Partnership to the noteholders. On January 16, 2002, the Partnership's interest was transferred to the noteholders. However, it may be necessary to obtain New Jersey Housing and Mortgage Finance Agency and/or the Local General Partner's consent to the assignment before it is deemed final.

          The purchase money note related to Congress Plaza, in the principal amount of $500,000, matured on January 1, 1999, and was extended during 1999 to January 1, 2002. Under the extension agreement, documents transferring the Partnership's interest in Congress Plaza to the noteholder were placed in escrow. In January 2002, the Partnership's interest was transferred to the noteholder.

                                     III-14

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued
     ---------------------------

          The purchase money notes related to the following properties have matured and have not been paid or extended as of March 26, 2002.

         Property                            Principal            Maturity
         --------                           ----------            --------
         Heritage Estates I                 $2,600,000            01/01/99
         Heritage Estates II                 1,800,000            01/01/99
         Victorian Towers                      900,000            01/01/99
         Briar Crest I                         470,050            01/01/02
         Briar Crest II                        361,120            01/01/02
         Briar Hills                           403,100            01/01/02
         Indian Hills                          277,000            01/01/02

          The purchase money notes related to the following properties were paid off at a discount, or were transferred to the noteholders, during 2000, 2001, and through March 26, 2002.


         Property                            Principal                Date              Disposition
         --------                           ----------            ------------          -----------
         Greeley Manor                      $  734,500            January 2000          Transferred
         Bartley Manor                         700,000            January 2000          Paid Off
         Village Green                         275,000            January 2000          Paid Off
         Village Square                        390,000            January 2000          Paid Off
         College Park                          880,000            April 2000            Transferred
         Rolling Green at Milford            2,250,000            May 2000              Paid Off
         Winchester Gardens                  1,700,000            June 2000             Transferred via sale
         O'Farrell                             322,236            August 2000           Paid Off
         Tyee Apartments                     1,305,000            October 2000          Paid Off
         Woodside Village                    3,335,000            October 2000          Paid Off
         Glen Agnes                            850,000            December 2001         Transferred via sale
         Meadow Lanes                          650,000            December 2001         Paid Off
         Audubon Towers                      1,275,000            January 2002          Transferred
         Congress Plaza                        500,000            January 2002          Transferred

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

          The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local
     Partnerships.  Therefore,  should  the  investment  in  any  of  the  Local
     Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in each of the related Local
     Partnerships, except for Indian Hills, as further discussed below. Thus, even a complete loss of the Partnership's

                                     III-15

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued
     ---------------------------

     interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. See below for a discussion of an impairment loss relating to the Partnership's investment in Indian Hills.

          The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through December 31, 2002, and which remain unpaid or unextended as of March 26, 2002. Excluded from the following chart are purchase money notes which matured through December 31, 2001, and which have been paid off, cancelled, or extended on or before March 26, 2002.

                                                                         Aggregate
                                               Aggregate                  Accrued                  Carrying Amount
                                               Principal                  Interest                 of Partnership's
                   Number of                    Balance                   Balance                  Investments in
    Purchase       Underlying                    as of                     as of                   Underlying Local
   Money Note        Local       Percentage     December    Percentage    December    Percentage   Partnerships as of    Percentage
    Maturity      Partnerships    of Total      31, 2001     of Total     31, 2001     of Total    December 31, 2001      of Total
----------------  ------------   ----------    -----------  ---------    ----------   ----------   ------------------    ----------
1st Quarter 1999        3            13%       $ 5,300,000        51%    $10,534,432       46%        $ 1,180,105              8%
1st Quarter 2002        4            17%         1,511,270        15%      3,702,581       16%          2,521,713             16%
                     ----          ----        -----------     -----     -----------     ----         -----------           ----

Total through
 12/31/2002             7            30%       $ 6,811,270        66%    $14,237,013       62%        $ 3,701,818             24%
                     ====          ====        ===========     =====     ===========     ====         ===========           ====

Total, Local
  Partnerships         23 (2)       100%       $10,346,270(1)    100%    $22,996,132(1)   100%        $15,686,273 (3)        100%
                     ====          ====        ===========     =====     ===========     ====         ===========           ====

(1)  Does not include amounts payable to a local general partner.
(2)  Ten  of  the  23  Local  Partnerships  have  related  purchase  money  note obligations.
(3) Includes $6,703,946 for the partnerships reported as investment in partnerships held in escrow and $1,623,459 for the partnerships reported as investment in partnerships held for transfer on the consolidated balance sheet at December 31, 2001.


          The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 23 Local Partnerships in which the Partnership is invested as of December 31, 2001, the seven Local Partnerships with associated purchase money notes which mature through December 31, 2002, and which remain unpaid or unextended as of March 26, 2002, represented the following percentages

                                     III-16

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued
     ---------------------------

     of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                              Percentage of Total        Partnership's Share of
        For the Year         Distributions Received           Income from
           Ended             from Local Partnerships       Local Partnerships
     -----------------       -----------------------     ----------------------

     December 31, 2001                 14%                    $336,694
     December 31, 2000                  9%                    $273,054


          The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2001 and 2000 was $1,671,904 and $2,600,481,
     respectively. The accrued interest payable on the purchase money notes of $22,996,132 and $25,005,020 as of December 31, 2001 and 2000, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                 Audubon Towers
                                 --------------

          The Partnership defaulted on its purchase money note related to Audubon Towers Limited Partnership (Audubon Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,275,000 and $3,272,276, respectively. In August 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to June 30, 2000, in exchange for payment of a fee not applicable to the note balance. In June 2000, the Partnership made a payment, applicable to the purchase money note balance, extending the maturity date to January 15, 2001. The maturity date could have been further extended through January 2, 2003, had the Partnership paid additional sums prior to January 15, 2001, but the Partnership chose not to make the large extension payment as it saw little chance to sell the property and recoup its investment in the two year period. Under the extension agreement, documents transferring the Partnership's interest in Audubon Towers to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note at final maturity. On January 16, 2002, the Partnership's interest in Audubon Towers was transferred to the noteholder. However, it may be necessary to obtain New Jersey Housing and Mortgage Finance Agency and/or the Local General Partner's consent to the assignment before it is deemed final. The transfer of the Partnership's interest in Audubon Towers to the noteholder will result in gain on disposition of investments in partnerships and in extraordinary gain from extinguishment of debt for financial statement purposes in 2002, and in a gain for federal tax purposes in 2002.

          Due to  the  transfer  of  the  Partnership's  interest  in the  Local
     Partnership to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $5,122,372 as of December 31, 2001 and $5,011,886 as of December 31, 2000, respectively, had been reclassified to

                                     III-17

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued
     ---------------------------

     investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                 Bartley Manor, Village Square and Village Green
                 -----------------------------------------------

          The Partnership defaulted on its purchase money notes related to Bartley Manor Limited Partnership (Bartley Manor), Village Square Limited Partnership (Village Square) and Village Green of Wisconsin Limited
     (Village Green) on October 1, 1999, when the notes, as extended, reached maturity and were not paid. The default amounts included aggregate principal and accrued interest of $1,365,000 and $2,427,685, respectively. Aggregate accrued interest at December 31, 1999 was $2,474,810. In January 2000, the Partnership paid off the notes at a discount. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $2,865,417 for financial statement purposes in 2000, and in cancellation of indebtedness income of $2,865,417 for federal tax purposes in 2000.

           Briar Crest I, Briar Crest II, Briar Hills and Indian Hills
           -----------------------------------------------------------

          The Partnership defaulted on its purchase money notes relating to Briar Crest Apartments I (Briar Crest I), Briar Crest Apartments II (Briar Crest II), Briar Hills Townhouses (Briar Hills) and Indian Hills Townhouses (Indian Hills) on January 1, 2002, when the notes matured and were not paid. The default amount included principal and accrued interest of $470,050 and $1,120,218, respectively, for Briar Crest I, principal and accrued interest of $361,120 and $869,742, respectively, for Briar Crest II, principal and accrued interest of $403,100 and $1,013,666, respectively, for Briar Hills and principal and accrued interest of $277,000 and $699,542, respectively for Indian Hills. As of March 26, 2002, principal and accrued interest of $470,050 and $1,135,356, respectively, for Briar Crest I, principal and accrued interest of $361,120 and $881,275, respectively, for Briar Crest II, principal and accrued interest of $403,100 and $1,027,050, respectively for Briar Hills and principal and accrued interest of $277,000 and $708,744, respectively, for Indian Hills were due. The Partnership has made an offer to the noteholders at the respective properties for a discounted payoff of the purchase money notes. On December 10, 2001, the noteholders rejected the offers. As of March 26, discussion regarding the payoffs of the Briar Crest I and Briar Crest II purchase money notes continue. There is no assurance that a payoff of the purchase money notes will occur.

          Due to the possible transfer of the Partnership's interest in Briar Hills and Indian Hills to the noteholders, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and property purchase costs, which totaled $661,294 and $1,650,177, respectively, as of December 31, 2001, have been reclassified to investment in partnerships held for transfer in the accompanying consolidated balance sheet. At the time of such reclassification, an impairment loss of $660,826, relating to the Partnership's investment in Indian Hills, was recognized.

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


2.   INVESTMENTS IN PARTNERSHIPS - Continued
     ---------------------------

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

                                 Congress Plaza
                                 --------------

          The Partnership defaulted on its purchase money note related to Kapetan Associates Limited Partnership (Congress Plaza) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $775,000 and $2,162,200, respectively. On May 19, 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to January 1, 2002, in exchange for a partial principal payment. Under the extension agreement, documents transferring the Partnership's interest in Congress Plaza to the noteholder were placed in escrow to be released to the noteholder upon the earlier of
     (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note on or before January 1, 2002. In January 2002, the Partnership's interest in Congress Plaza was transferred to the noteholder. The transfer of the Partnership's interest in Congress Plaza to the noteholder will result in gain on disposition of investments in partnerships and in extraordinary gain from extinguishment of debt for financial statement purposes in 2002, and in a gain for federal tax purposes in 2002.

          Due to  the  transfer  of  the  Partnership's  interest  in the  Local
     Partnership to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,643,072 as of December 31, 2001, has been reclassified to investments in partnerships held in escrow in the accompanying consolidated balance sheet.

                                   Glen Agnes
                                   ----------

          The Partnership defaulted on its purchase money note related to Glen Agnes Associates (Glen Agnes) on June 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $850,000 and $1,597,852, respectively.

          In November 1999, the noteholder filed an action to foreclose on the Partnership's interest in the Local Partnership. Counsel for the noteholder failed to respond to the Partnership's queries, but took no further action in the litigation. On December 11, 2001, an affiliate of the noteholder purchased the Partnership's interest in the Local Partnership for a combination of cash and the assumption of the purchase money note, resulting in extraordinary gain from extinguishment of debt of $1,467,421 for financial statement purposes in 2001, and in total income of $5,489,130 for federal tax purposes in 2001.

                                     III-19

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued
     ---------------------------

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

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

          The Partnership defaulted on the purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of March 26, 2002, principal and accrued interest of $2,600,000 and
     $5,270,507,  respectively,  for  Heritage  Estates  I, and  $1,800,000  and
     $3,315,309, respectively, for Heritage Estates II were due. The Managing General Partner and the purchase money noteholders agreed in principle to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II to January 1, 2004, and the noteholders are currently reviewing documents to implement the extensions. There is no assurance that extensions will be obtained.

                                 Highland Manor
                                 --------------

          The Partnership and the holders of the purchase money notes (in the original principal amount of $1,760,000) related to Highland Manor, Limited (Highland Manor) have extended the maturity date thereof from January 1, 1999 to January 1, 2004, subject to the noteholders' right to accelerate the maturity date upon nine months' notice. In connection with the extension, in addition to the payments required to be made to the noteholders by the Partnership from cash flow distributions from Highland Manor, the Partnership agreed to make annual payments to the noteholders on January 15th of each calendar year commencing January 15, 2000. On October 23, 1998, the Partnership made a payment of interest, which was held in escrow, along with the purchase money note modification documents, until January 1999, at which time the funds were released to the noteholders. This payment has been, and subsequent payments will be, applied first to payment of accrued interest, and thereafter to principal. In January 2000, 2001 and 2002, the Partnership made the annual payment as agreed under the extension documents.

                                     III-20

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued
     ----------------------------

                                 Meadow Lanes II
                                 ---------------

          The Partnership defaulted on its purchase money note related to Meadow Lanes II Limited Dividend Housing Associates (Meadow Lanes II) on February 28, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $650,000 and $1,250,201, respectively. On December 13, 2001, the Partnership purchased the interests of all except one of the holders of the note, aggregating approximately 97% in interest of the note. It deposited a proportionate amount for the remaining 2.9% of the note in escrow, with an agreement that one of the former noteholders indemnify the Partnership for any amount in excess of the escrowed funds if the outstanding noteholder claims a greater amount for the sale of her interest. Accordingly, the Partnership deems the note to have been purchased and cancelled.

          The note purchase resulted in extraordinary gain from extinguishment of debt of $651,240 for financial statement purposes in 2001, and in cancellation of indebtedness income of $651,240 for federal tax purposes in 2001.

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


2.   INVESTMENTS IN PARTNERSHIPS - Continued
     ---------------------------

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

                                Victorian Towers
                                ----------------

          The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of March 26, 2002, principal and accrued interest of $900,000 and $2,113,470 were due. The Managing General Partner reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is awaiting execution of the related documents. There is no assurance that an extension of the maturity date will be finalized.

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

          In December 2001, the Partnership, its affiliate, CRHC, Incorporated and the Winchester Gardens Local Partnership, were served with a wrongful death action. The Partnership and CRHC have been advised by plaintiff's counsel that they will be dismissed as defendants because they sold their partnership interests in Winchester Gardens prior to the date the claim arose.

                                     III-22

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued
     ---------------------------

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

          In February, 2001, the Partnership and two affiliates were served in a state court action for declaratory judgement and damages in connection with a purchase money note allegedly assigned to the plaintiff secured by the Partnership's interests in Woodside Village. When that property was sold in October 2000, the original payee (and then managing partner of Woodside Village) agreed to indemnify the Partnership for any claims in connection with the purchase money notes. The original payee (which is also a defendant) settled the lawsuit with no liability to the Partnership.

          On May 23, 2001, the Partnership received additional proceeds related to the sale. This resulted in gain on disposition of investments in partnerships of $215,010 for financial statement purposes in 2001, and in total income of $215,010 for federal tax purposes in 2001.

     b.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 97.01% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invested in the Local Partnership. As stipulated by the Local Partnership's partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2001 and 2000, the Partnership received cash distributions from the rental operations of the Local Partnerships of $1,293,123 and $1,844,791 respectively. As of December 31, 2001 and 2000, 19 and 20, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $1,304,999 and $1,333,333, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

          The cash distributions to the Partnership from the operations of the Local Partnerships may be limited by the Agencies' regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are generally required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

                                     III-23

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued
     ---------------------------

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

     c.   Property matters
          ----------------

                                   Glen Agnes
                                   ----------

          On December 11, 2001, the partnership sold its interest in Glen Agnes. See Note 2.a. hereof for further information concerning this sale.

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

                       Villa Mirage I and Villa Mirage II
                       ----------------------------------

          The Partnership's affiliate, C.R.H.C., Incorporated (CRHC), removed one of the Local Managing General Partners (LMGP) of Villa Mirage I and Villa Mirage II in December 1999, due to its failure to address problems identified in the 1998 audited financial statements of those lower tier partnerships, including overpayments to itself and its affiliated property management company. The removed LMGP and its shareholder and another unrelated local general partner filed lawsuits against the Partnership and CRHC with respect to both Villa Mirage I and II seeking, among other things, an accounting and dissolution of the partnerships and damages for alleged breaches of the respective partnership agreements (for refusal to approve proposed sales of the properties). The lawsuits did not purport to enjoin or reverse the removals of the LMGP. Subsequently, the same plaintiffs filed injunction actions seeking to compel the sales of the properties owned by Villa Mirage I and II. Both lawsuits were stayed while the disputes were to be resolved by arbitration in accordance with the respective Local Partnership agreements. In August 2000, the plaintiffs dismissed their litigation and arbitration claims without prejudice, but CRHC and the Partnership maintained their arbitration claims. The arbitration hearing was held in January 2001. In April 2001, an arbitration award in favor of Villa Mirage I, Villa Mirage II and another unrelated partnership found that the

                                     III-24

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued
     ---------------------------

     removals of the LMGP (and the other unrelated local general partner) were proper and ordered the former to pay $59,678 to Villa Mirage I, $9,522 to Villa Mirage II, and both LMGPs to reimburse the local partnerships for certain arbitration fees and costs. Liens for the collection of these awards were filed in California.

                                Woodside Village
                                ----------------

          On October 13, 2000, Woodside Village was sold. See Note 2.a. hereof for further information concerning this sale.

     d.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the 23 and 24 Local Partnerships in which the Partnership is invested as of December 31, 2001 and 2000, respectively, follow. The combined statement of operations for the year ended December 31, 2001, includes information for one Local Partnership through the date of sale. The combined statement of operations for the year ended December 31, 2000, includes information for seven Local Partnerships through the dates of sale or transfer.

                             COMBINED BALANCE SHEETS

                                                                            December 31,
                                                                 ---------------------------------
                                                                     2001                  2000
                                                                 -----------           -----------
     Rental property, at cost, net of accumulated depreciation
       of $61,279,227 and $60,410,264, respectively              $46,773,992           $51,926,200
     Land and land improvements                                    9,570,034             9,977,655
     Other assets                                                 16,589,611            16,201,657
                                                                 -----------           -----------

           Total assets                                          $72,933,637           $78,105,512
                                                                 ===========           ===========


     Mortgage notes payable                                      $72,339,922           $78,035,342
     Other liabilities                                             7,445,124             7,570,775
                                                                 -----------           -----------

           Total liabilities                                      79,785,046            85,606,117

     Partners' deficit                                            (6,851,409)           (7,500,605)
                                                                 -----------           -----------
           Total liabilities and partners' deficit               $72,933,637           $78,105,512
                                                                 ===========           ===========


                        COMBINED STATEMENTS OF OPERATIONS

                                                                       For the years ended
                                                                            December 31,
                                                                 ---------------------------------
                                                                    2001                  2000
                                                                 -----------           -----------
     Revenue:
       Rental                                                    $23,248,528           $27,288,524
       Interest                                                      524,605               699,757
       Other                                                         959,209             1,125,724
                                                                 -----------           -----------

           Total revenue                                          24,732,342            29,114,005
                                                                 -----------           -----------

     Expenses:
       Operating                                                  13,983,633            17,030,872
       Interest                                                    5,317,016             6,225,612
       Depreciation                                                3,918,728             4,664,747
       Amortization                                                   64,227               384,496
                                                                 -----------           -----------

            Total expenses                                        23,283,604            28,305,727
                                                                 -----------           -----------
     Net income                                                  $ 1,448,738           $   808,278
                                                                 ===========           ===========


                                     III-25

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued
     ---------------------------

     e.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
            net income to taxable income
            ----------------------------

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

                                                                                   For the years ended
                                                                                        December 31,
                                                                             ---------------------------------
                                                                                2001                  2000
                                                                             ----------            ----------
          Financial statement net income                                     $1,448,738            $  808,278

          Adjustments:
            Difference in tax depreciation using accelerated methods,
              net of depreciation on construction period expenses
              capitalized for financial statement purposes                    2,899,000             3,075,416

            Amortization for financial statement purposes
              not deducted for income tax purposes                               22,059                48,196

            Miscellaneous, net                                                   28,712               445,152
                                                                             ----------            ----------
          Taxable income                                                     $4,398,509            $4,377,042
                                                                             ==========            ==========


3.   RELATED PARTY TRANSACTIONS
     --------------------------

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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2001 and 2000, the Partnership paid $177,885 and $239,666, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid. The amount of the Management Fee shall be equal to 0.25% of invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:

                                     III-26

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS - Continued
     --------------------------

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

For each of the years ended December 31, 2001 and 2000, the Partnership paid the Managing General Partner a Management Fee of $300,000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. For the year ended December 31, 2000, the Managing General Partner was paid (i) a disposition fee of $244,000 relating to the sale of O'Farrell on August 4, 2000; (ii) a disposition fee of $48,911 relating to the sale of Tyee on October 13, 2000; and (iii) a disposition fee of $151,200 relating to the sale of Woodside on October 13, 2000. No such fee was earned by the Managing General Partner or its affiliates for the year ended December 31, 2001.


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS
     ------------------------------------------------

     All profits and losses prior to the first date on which Additional Limited Partners were admitted were allocated 98.49% to the Initial Limited Partners and 1.51% to the General Partners. Upon admission of the Special Limited Partner and the Additional Limited Partners, the interest of the Initial Limited Partners was reduced to 0.49%. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the Local Partnerships or their rental properties which are not reinvested shall be distributed and applied as follows:

           (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliate; such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
          (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
         (iii) to each partner in an amount equal to the positive balance in his capital account as of the date of the sale or refinancing, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale or refinancing and allocated pursuant to the Partnership Agreement;
          (iv) to the limited partners (A) an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds, plus (B) an additional amount equal to a cumulative non-compounded six percent return on each limited

                                     III-27

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued
     ------------------------------------------------

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

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of an investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. For the year ended December 31, 2000, the Managing General Partner was paid (i) a disposition fee of $244,000 relating to the sale of O'Farrell on August 4, 2000;
(ii) a disposition fee of $48,911 relating to the sale of Tyee on October 13, 2000; and (iii) a disposition fee of $151,200 relating to the sale of Woodside on October 13, 2000. No such fee was earned by the Managing General Partner or its affiliates for the year ended December 31, 2001.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, one percent to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On November 6, 2000, the Partnership made a cash distribution of $2,994,350 ($50.00 per Unit) to Additional Limited Partners who were holders of record as of September 30, 2000; this distribution was a result of the sales of O'Farrell Towers, Tyee Apartments and Woodside Village. On November 16, 2001, the Partnership made a cash distribution of $598,820 ($10.00 per Unit) to Additional Limited Partners who were holders of record as of October 1, 2001; this distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships.

                                     III-28

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued
     ------------------------------------------------

     As defined in the Partnership Agreement, after the payment of distributions to Additional Limited Partners as described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2001 and 2000. The Managing General Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
     -----------------------------------------------------------
       INCOME TO TAXABLE INCOME
       ------------------------

     For federal income tax purposes, the Partnership reports on a basis whereby: (i) certain expenses are amortized rather than expensed when incurred;
(ii) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (iii) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.e.), including losses in excess of related investment amounts. These returns are subject to audit and, therefore, possible adjustment by the IRS. In addition, adjustments arising from the amortization of discount on the Partnership's purchase money notes for financial reporting purposes are eliminated for income tax purposes (see Note 2.a.).

     A reconciliation of the Partnership's financial statement net income to taxable income follows.

                                                                    For the years ended
                                                                         December 31,
                                                                  -------------------------
                                                                      2001         2000
                                                                  -----------   -----------
Financial statement net income ................................   $ 1,955,115   $33,735,094

Adjustments:
  Differences between financial statement net income
   and taxable income related to the Partnership's
   equity in the Local Partnerships' income or losses .........     6,747,212    18,261,556

  Costs amortized over a shorter period for income tax purposes        42,561        45,298

  Effect of amortization of discount on purchase money notes
    for financial statement purposes ..........................         4,287        27,264
                                                                  -----------   -----------
Taxable income ................................................   $ 8,749,175   $52,069,212
                                                                  ===========   ===========



                                      # # #


                                     III-29

                               EXHIBIT No. 99 b.


Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-III Limited Partnership has invested.



                                     III-30