Form 10QSB
period 2002-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2002-05-13
CIK 722833

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


                  For the quarterly period ended March 31, 2002


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

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2002



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - March 31, 2002 and December 31, 2001.........................   1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2002 and 2001...........   2

         Consolidated Statements of Cash Flows
           - for the three months ended March 31, 2002 and 2001...........   3

         Notes to Consolidated Financial Statements
           - March 31, 2002 and 2001......................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  12


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities..................................  17

Item 5.  Other Information................................................  17

Item 6.  Exhibits and Reports on Form 8-K.................................  18

Signature.................................................................  19

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP


                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                                        March 31,      December 31,
                                                                                          2002            2001
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  7,622,746    $  7,358,868
Investment in partnerships held for transfer ......................................      1,665,583       1,650,645
Investment in partnerships held in escrow .........................................      2,579,661       6,765,444
Cash and cash equivalents .........................................................     11,273,893      11,317,373
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $354,745 and $349,938, respectively ..........        222,146         226,954
Property purchase costs,
  net of accumulated amortization of $325,013 and $320,457, respectively ..........        221,805         226,363
Other assets ......................................................................          1,221             378
                                                                                      ------------    ------------

      Total assets ................................................................   $ 23,587,055    $ 27,546,025
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  9,328,314    $ 10,465,814
Accrued interest payable ..........................................................     18,849,602      23,030,108
Accounts payable and accrued expenses .............................................         89,686         111,226
                                                                                      ------------    ------------

      Total liabilities ...........................................................     28,267,602      33,607,148
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................     (8,280,371)     (8,280,371)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (50,246,743)    (51,627,319)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (4,680,547)     (6,061,123)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 23,587,055    $ 27,546,025
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                        For the three months ended
                                                                                  March 31,
                                                                       ----------------------------
                                                                           2002            2001
                                                                       ------------    ------------
Share of income from partnerships ..................................   $    514,502    $    628,874
                                                                       ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .......................................................         35,058         154,641
                                                                       ------------    ------------

  Expenses:
    Interest .......................................................        322,191         420,659
    Management fee .................................................         75,000          75,000
    General and administrative .....................................         67,342          66,454
    Professional fees ..............................................         31,025          39,625
    Amortization of deferred costs .................................          9,364          10,640
                                                                       ------------    ------------

                                                                            504,922         612,378
                                                                       ------------    ------------

      Total other revenue and expenses .............................       (469,864)       (457,737)
                                                                       ------------    ------------

Income before loss on disposition of investment in partnerships
  and extraordinary gain from extinguishment of debt ...............         44,638         171,137

Loss on disposition of investment in partnerships ..................        (41,087)           --
                                                                       ------------    ------------

Income before extraordinary gain from extinguishment of debt .......          3,551         171,137

Extraordinary gain from extinguishment of debt .....................      1,377,025            --
                                                                       ------------    ------------

Net income .........................................................      1,380,576         171,137

Accumulated losses, beginning of period ............................    (51,627,319)    (53,582,434)
                                                                       ------------    ------------

Accumulated losses, end of period ..................................   $(50,246,743)   $(53,411,297)
                                                                       ============    ============



Net income allocated to General Partners (1.51%) ...................   $     20,847    $      2,584
                                                                       ============    ============


Net income allocated to Initial and Special Limited Partners (1.49%)   $     20,571    $      2,550
                                                                       ============    ============


Net income allocated to Additional Limited Partners (97%) ..........   $  1,339,158    $    166,003
                                                                       ============    ============


Net income per unit of Additional Limited Partner Interest
  based on 60,000 units outstanding ................................   $      22.32    $       2.77
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the three months ended
                                                                                            March 31,
                                                                                  ----------------------------
                                                                                      2002            2001
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  1,380,576    $    171,137

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (514,502)       (628,874)
    Amortization of deferred costs ............................................          9,364          10,640
    Loss on disposition of investment in partnerships .........................         41,087            --
    Extraordinary gain from extinguishment of debt ............................     (1,377,025)           --

    Changes in assets and liabilities:
      Increase in advances to partnerships ....................................        (24,701)           --
      (Increase) decrease in other assets .....................................           (843)          1,672
      Increase in accrued interest payable ....................................        322,191         420,659
      Payment of purchase money note interest .................................       (100,000)       (165,825)
      Decrease in accounts payable and accrued expenses .......................        (21,540)        (32,522)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (285,393)       (223,113)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        241,913         557,716
                                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents ..........................        (43,480)        334,603

Cash and cash equivalents, beginning of period ................................     11,317,373      12,356,321
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $ 11,273,893    $ 12,690,924
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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of March 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the interim period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2001.


2.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $9,208,770 plus aggregate accrued interest of $18,815,626 as of March 31, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of March 31, 2002, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 13, 2002.

     Property                       Principal            Maturity
     --------                      ----------            --------
     Heritage Estates I            $2,600,000            01/01/99
     Heritage Estates II            1,800,000            01/01/99
     Victorian Towers                 900,000            01/01/99
     Audubon Towers                   637,500 (1)        01/15/01
     Briar Crest I                    470,050            01/01/02
     Briar Crest II                   361,120            01/01/02
     Briar Hills                      403,100            01/01/02
     Indian Hills                     277,000            01/01/02

     (1)  Remaining principal after partial transfer.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2001 and through May 13, 2002.

     Property             Principal            Date         Disposition
     --------             ---------        -------------    -----------
     Glen Agnes            $850,000        December 2001    Transferred via sale
     Meadow Lanes           650,000        December 2001    Paid Off
     Congress Plaza         500,000        January 2002     Transferred
     Audubon Towers         637,500 (1)    January 2002     Transferred

     (1)  Represents principal transferred in part.

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

     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships, except for Indian Hills, as further discussed below. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through March 31, 2003, and which remain unpaid or unextended as of May 13, 2002. Excluded from the following chart are purchase money notes which matured through March 31, 2002, and which have been paid off, cancelled, or extended on or before May 13, 2002.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                                         Aggregate
                                               Aggregate                  Accrued                  Carrying Amount
                                               Principal                  Interest                 of Partnership's
                   Number of                    Balance                   Balance                  Investments in
    Purchase       Underlying                    as of                     as of                   Underlying Local
   Money Note        Local       Percentage      March      Percentage     March      Percentage   Partnerships as of    Percentage
    Maturity      Partnerships    of Total      31, 2002     of Total     31, 2002     of Total      March 31, 2002       of Total
----------------  ------------   ----------    ----------   ---------    ----------   ----------   ------------------    ----------
1st Quarter 1999        3            14%       $5,300,000         58%    $10,711,408       57%        $ 1,215,196             10%
1st Quarter 2001        1             4%          637,500          7%      2,018,024       11%          2,559,249             22%
1st Quarter 2002        4            18%        1,511,270         16%      3,756,089       20%          2,575,241             22%
                     ----          ----        ----------      -----     -----------     ----         -----------           ----
Total through
 03/31/2003             8            36%       $7,448,770         81%    $16,485,521       88%        $ 6,349,686             54%
                     ====          ====        ==========      =====     ===========     ====         ===========           ====
Total, Local
  Partnerships         22 (2)       100%       $9,208,770 (1)    100%    $18,815,626 (1)  100%        $11,820,392 (3)        100%
                     ====          ====        ==========      =====     ===========     ====         ===========           ====


(1)  Does not include amounts payable to a local general partner.
(2) Nine of the 22 Local Partnerships have related purchase money note obligations.
(3) Includes $2,559,249 and $6,703,946 for the partnerships reported as investment in partnerships held in escrow and $1,638,397 and $1,623,459 for the partnerships reported as investment in partnerships held for transfer on the consolidated balance sheet at March 31, 2002 and December 31, 2001, respectively.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 22 Local Partnerships in which the Partnership is invested as of March 31, 2002, the eight Local Partnerships with associated purchase money notes which mature through March 31, 2003, and which remain unpaid or unextended as of May 13, 2002, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                          Percentage of Total           Partnership's Share of
   For the Year          Distributions Received              Income from
      Ended              from Local Partnerships          Local Partnerships
-----------------        -----------------------        ----------------------

December 31, 2001                  17%                       $484,492
December 31, 2000                  11%                       $452,505

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 2002 and 2001 was $322,191 and $420,659, respectively. The accrued interest payable on the purchase money notes of $18,815,626 and $22,996,132 as of March 31, 2002 and December 31, 2001, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                 Audubon Towers
                                 --------------

     The Partnership defaulted on its purchase money note related to Audubon Towers Limited Partnership (Audubon Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,275,000 and $3,272,276, respectively. As of May 13, 2002, principal and accrued interest of $637,500 and $2,033,273, respectively, were due. In August 1999, the Partnership and the noteholders agreed to extend the maturity date of the purchase money note to June 30, 2000, in exchange for payment of a fee not applicable to the note balance. In June 2000, the Partnership made a payment, applicable to the purchase money note balance, extending the maturity date to January 15, 2001. The maturity date could have been further extended through January 2, 2003, had the Partnership paid additional sums prior to January 15, 2001, but the Partnership chose not to make the large extension payment as it saw little chance to sell the property and recoup its investment in the two year period. Under the extension agreement, documents transferring the Partnership's interest in Audubon Towers to the noteholders were placed in escrow to be released to the noteholders upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note at final maturity. The parties have agreed that on January 16, 2002, one-half of the Partnership's interest in Audubon Towers was transferred to the noteholders in exchange for one-half of the then-outstanding balance of the purchase money note principal and accrued interest. The parties have further agreed that the remaining interest in the Local Partnership will be transferred January 16, 2003. The transfer of one-half of the Partnership's interest in Audubon Towers to the noteholders resulted in loss on disposition of investment in partnerships of $20,412 and in extraordinary gain from extinguishment of debt of $88,421 for financial statement purposes in 2002, and in a gain of $2,494,560 for federal tax purposes in 2002.

     Due to the impending transfer of the Partnership's remaining interest in the Local Partnership to the noteholders, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $2,579,661 as of March 31, 2002 and $5,122,372 as of December 31, 2001, respectively, have been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

           Briar Crest I, Briar Crest II, Briar Hills and Indian Hills
           -----------------------------------------------------------

     The Partnership defaulted on its purchase money notes relating to Briar Crest Apartments I (Briar Crest I), Briar Crest Apartments II (Briar Crest II), Briar Hills Townhouses (Briar Hills) and Indian Hills Townhouses (Indian Hills) on January 1, 2002, when the notes matured and were not paid. The default amounts included principal and accrued interest of $470,050 and $1,120,218, respectively, for Briar Crest I, principal and accrued interest of $361,120 and $869,742, respectively, for Briar Crest II, principal and accrued interest of $403,100 and $1,013,666, respectively, for Briar Hills, and principal and accrued interest of $277,000 and $699,542, respectively, for Indian Hills. As of May 13, 2002, principal and accrued interest of $470,050 and $1,144,006, respectively, for Briar Crest I, principal and accrued interest of $361,120 and $887,865, respectively, for Briar Crest II, principal and accrued interest of $403,100 and $1,034,697, respectively for Briar Hills, and principal and accrued interest of $277,000 and $714,002, respectively, for Indian Hills were due. In late March and early April 2002, the noteholders accepted an offer from the Partnership to pay off the Briar Crest I and Briar Crest II notes at a discount and to extend the Briar Hills and Indian Hills notes until January 2, 2003. The Partnership has agreed to put assignments of its interests in Briar Hills and Indian Hills in escrow. The parties are currently documenting these agreements.

     Due to the possible transfer of the Partnership's interest in Briar Hills and Indian Hills to the noteholders, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and property purchase costs, which totaled $675,617 and $989,966 as of March 31, 2002, respectively, and $661,294 and $1,650,177, respectively, as of December 31, 2001, have been reclassified to investment in partnerships held for transfer in the accompanying consolidated balance sheets.

                                 Congress Plaza
                                 --------------

     The Partnership defaulted on its purchase money note related to Kapetan Associates Limited Partnership (Congress Plaza) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $775,000 and $2,162,200, respectively. On May 19, 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to January 1, 2002, in exchange for a partial principal payment. Under the extension agreement, documents transferring the Partnership's interest in Congress Plaza to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note on or before January 1, 2002. In January 2002, the Partnership's interest in Congress Plaza was transferred to the noteholder. The transfer of the Partnership's interest in Congress Plaza to the noteholder resulted in loss on disposition of investment in partnerships of $20,675 and in extraordinary gain from extinguishment of debt of $1,288,604 for financial statement purposes in 2002, and in a gain of $2,345,627 for federal tax purposes in 2002.

     Due to the transfer of the Partnership's interest in the Local Partnership to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,643,072 as of December 31, 2001, were reclassified to investments in partnerships held in escrow in the accompanying consolidated balance sheet.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

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

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on its purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of May 13, 2002, principal and accrued interest of $2,600,000 and $5,316,531, respectively, for Heritage Estates I, and $1,800,000 and $3,345,989, respectively, for Heritage Estates II were due. The Managing General Partner and the purchase money noteholders have agreed in principle to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II to January 1, 2004, and the noteholders are currently reviewing documents to implement the extensions. There is no assurance that extensions will be obtained.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued
     ---------------------------

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

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of May 13, 2002, principal and accrued interest of $900,000 and $2,129,860, respectively, were due. The Managing General Partner reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is awaiting execution of the related documents. There is no assurance that an extension of the maturity date will be finalized.

b.   Advances to Local Partnerships
     ------------------------------

     To cover tax liabilities incurred in 2001 by Highland Manor and Eufaula Apartments Ltd. (Lakewood), the Partnership advanced funds of $24,701 in March 2002. These advances are payable from cash flow of the properties.

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 22 and 24 Local Partnerships in which the Partnership was invested as of March 31, 2002 and 2001, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS

                                                    (Unaudited)


                                                 For the three months ended
                                                           March 31,
                                                ------------------------------
                                                   2002               2001
                                                -----------        -----------

         Revenue:
           Rental                               $ 5,283,147        $ 5,653,121
           Other                                    328,916            379,561
                                                -----------        -----------

             Total revenue                        5,612,063          6,032,682
                                                -----------        -----------

         Expenses:
           Operating                              3,125,446          3,446,878
           Interest                               1,211,085          1,364,825
           Depreciation and amortization            932,542            980,826
                                                -----------        -----------

             Total expenses                       5,269,073          5,792,529
                                                -----------        -----------
         Net income                             $   342,990        $   240,153
                                                ===========        ===========


     As of March 31, 2002 and 2001, the Partnership's share of cumulative losses to date for six and seven of the 22 and 24 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $8,751,894 and $8,614,303, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $66,712 and $40,772 for the three month periods ended March 31, 2002 and 2001, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended March 31, 2002 and 2001.

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

     Three properties in which the Partnership is invested as of March 31, 2002, have Section 8 HAP contracts which, as extended, will expire in 2002. The
Section 8 HAP contracts cover all or most of the apartment units in each property. The following chart presents information concerning these five properties.

                                         Units              Original           Renewed
                                     Authorized for       Expiration of      Expiration of
                    Number of       Rental Assistance       Section 8          Section 8
Property           Rental Units      Under Section 8      HAP Contract       HAP Contract
--------           ------------     -----------------     -------------     --------------
Bartley Manor           70                 69                07/31/98         05/31/02
Briar Crest I           53                 53                06/30/98         09/30/02
Briar Crest II          49                 49                06/30/98         09/30/02
                     -----              -----
     Total             172                171
                     =====              =====


     As of March 31, 2002, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $2,360,005.

     The Managing General Partner continues to seek strategies to deal with affordable housing policy. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense.

                          Financial Condition/Liquidity
                          -----------------------------

     The   Partnership's   liquidity,   with   unrestricted  cash  resources  of
$11,273,893 as of March 31, 2002, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 13, 2002, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $9,208,770, plus aggregate accrued interest of $18,815,626 as of March 31, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of March 31, 2002, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
           and Results of Operations - Continued
           -------------------------

     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 13, 2002.

      Property                            Principal            Maturity
      --------                           ----------            --------
      Heritage Estates I                 $2,600,000            01/01/99
      Heritage Estates II                 1,800,000            01/01/99
      Victorian Towers                      900,000            01/01/99
      Audubon Towers                        637,500 (1)        01/15/01
      Briar Crest I                         470,050            01/01/02
      Briar Crest II                        361,120            01/01/02
      Briar Hills                           403,100            01/01/02
      Indian Hills                          277,000            01/01/02

      (1)  Remaining principal after partial transfer.

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2001 and through May 13, 2002.

     Property           Principal             Date         Disposition
     --------           ---------         -------------    ------------
     Glen Agnes          $850,000         December 2001    Transferred via sale
     Meadow Lanes         650,000         December 2001    Paid Off
     Congress Plaza       500,000         January 2002     Transferred
     Audubon Towers       637,500 (1)     January 2002     Transferred

     (1)  Represents principal transferred in part.

     See  the  notes  to  consolidated   financial   statements  for  additional
information concerning purchase money notes.

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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
           and Results of Operations - Continued
           -------------------------

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through March 31, 2003, and which remain unpaid or unextended as of May 13, 2002. Excluded from the following chart are purchase money notes which matured through March 31, 2002, and which have been paid off, cancelled, or extended on or before May 13, 2002.

                                                                         Aggregate
                                               Aggregate                  Accrued                  Carrying Amount
                                               Principal                  Interest                 of Partnership's
                   Number of                    Balance                   Balance                  Investments in
    Purchase       Underlying                    as of                     as of                   Underlying Local
   Money Note        Local       Percentage      March      Percentage     March      Percentage   Partnerships as of    Percentage
    Maturity      Partnerships    of Total      31, 2002     of Total     31, 2002     of Total      March 31, 2002       of Total
----------------  ------------   ----------    ----------   ---------    ----------   ----------   ------------------    ----------
1st Quarter 1999        3            14%       $5,300,000         58%    $10,711,408       57%        $ 1,215,196             10%
1st Quarter 2001        1             4%          637,500          7%      2,018,024       11%          2,559,249             22%
1st Quarter 2002        4            18%        1,511,270         16%      3,756,089       20%          2,575,241             22%
                     ----          ----        ----------      -----     -----------     ----         -----------           ----
Total through
 03/31/2003             8            36%       $7,448,770         81%    $16,485,521       88%        $ 6,349,686             54%
                     ====          ====        ==========      =====     ===========     ====         ===========           ====
Total, Local
  Partnerships         22 (2)       100%       $9,208,770 (1)    100%    $18,815,626 (1)  100%        $11,820,392 (3)        100%
                     ====          ====        ==========      =====     ===========     ====         ===========           ====

(1)  Does not include amounts payable to a local general partner.
(2) Nine of the 22 Local Partnerships have related purchase money note obligations.
(3) Includes $2,559,249 and $6,703,946 for the partnerships reported as investment in partnerships held in escrow and $1,638,397 and $1,623,459 for the partnerships reported as investment in partnerships held for transfer on the consolidated balance sheet at March 31, 2002 and December 31, 2001, respectively.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 22 Local Partnerships in which the Partnership is invested as of March 31, 2002, the eight Local Partnerships with associated purchase money notes which mature through March 31, 2003 and which remain unpaid or unextended as of May 13, 2002, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
           and Results of Operations - Continued
           -------------------------

                              Percentage of Total        Partnership's Share of
        For the Year        Distributions Received            Income from
           Ended            from Local Partnerships        Local Partnerships
     -----------------      -----------------------      ----------------------

     December 31, 2001                17%                     $484,492
     December 31, 2000                11%                     $452,505

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2002, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements; for the three month period ended March 31, 2001, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the three month period ended March 31, 2002, as net cash used in operating activities exceeded the receipt of distributions from Local Partnerships.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2002 increased from the corresponding period in 2001 primarily due to extraordinary gain from extinguishment of debt related to the transfer of the Partnership's investment in Kapetan Associates Limited Partnership (Congress Plaza) and Audubon Towers Limited Partnership (Audubon Towers). Contributing to the increase in the Partnership's net income were decreases in interest expense due to a lower purchase money note balance in 2002, and in professional fees related to lower legal costs. Partially offsetting the increase in net income were a decrease in share of income from partnerships primarily due to lower cash distributions in excess of basis received from two Local Partnerships, a decrease in interest revenue due to lower cash and cash equivalent balances and interest rates in 2002, and a loss on disposition of investment in partnerships, also related to Congress Plaza and Audubon Towers.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2002 and 2001, did not include losses of $100,796 and $145,606, respectively.

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

     On  January  1,  2002,   Peachtree   Partners   (Peachtree)   initiated  an
unregistered tender offer to purchase up to four percent of the outstanding Units in the Partnership at a price of $135 per Unit; the offer expired February 8, 2002. Peachtree is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit.

     The Managing General Partner did not express any opinion and remained neutral toward the offers for the purchase of Units described above.

     On May 11, 2001, Equity Resources Lexington Fund Limited Partnership (Lexington) initiated a registered tender offer to purchase up to 12,000 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired June 8, 2001. Lexington is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Lexington and does not necessarily represent the fair market value of each Unit.

     In response to the Lexington tender offer, on May 24, 2001, the Managing General Partner filed a Schedule 14D-9. In that filing, the Managing General Partner recommended that Limited Partners reject the Lexington offer because it viewed the offer price as inadequate.

     During 2001, a number of investors sold their Units in the Partnership to other investors as a result of the tender offers described above. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through July 16, 2001, the Partnership received sale transfer requests for approximately 4.9% of the outstanding Units. Accordingly, to remain within the five percent safe harbor, effective July 16, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions were not recognized by the Partnership between July 17, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002. For the calendar year 2002 to May 13, 2002, Units transferred have not exceeded 4.9% of the total outstanding Units; therefore, the Partnership has not halted recognition of transfers.

Part II. OTHER INFORMATION
         -----------------
Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------

     a.   None

     b. No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2002.

     All other items are not applicable.

                                    SIGNATURE



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       CAPITAL REALTY INVESTORS-III LIMITED
                         PARTNERSHIP
                       ---------------------------------------------------------
                       (Registrant)

                       by:  C.R.I., Inc.
                            ----------------------------------------------------
                            Managing General Partner




May 13, 2002                by:  /s/ Michael J. Tuszka
---------------                  -----------------------------------------------
DATE                             Michael J. Tuszka
                                   Vice President
                                   and Chief Accounting Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)