Form 10QSB
period 2002-06-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2002-08-12
CIK 722833

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


                  For the quarterly period ended June 30, 2002


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2002



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
          - June 30, 2002 and December 31, 2001............................  1

        Consolidated Statements of Operations and Accumulated Losses
          - for the three and six months ended June 30, 2002 and 2001......  2

        Consolidated Statements of Cash Flows
          - for the six months ended June 30, 2002 and 2001................  3

        Notes to Consolidated Financial Statements
          - June 30, 2002 and 2001.........................................  4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 13


Part II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities....................................  18

Item 5. Other Information..................................................  18

Item 6. Exhibits and Reports on Form 8-K...................................  19

Certification of Periodic Financial Report.................................  20

Signature..................................................................  21

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                                        June 30,      December 31,
                                                                                          2002            2001
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  7,814,636    $  7,358,868
Investment in partnerships held for transfer ......................................           --         1,650,645
Investment in partnerships held in escrow .........................................      4,278,654       6,765,444
Cash and cash equivalents .........................................................      8,541,656      11,317,373
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $359,553 and $349,938, respectively ..........        217,339         226,954
Property purchase costs,
  net of accumulated amortization of $329,570 and $320,457, respectively ..........        217,249         226,363
Other assets ......................................................................            985             378
                                                                                      ------------    ------------

      Total assets ................................................................   $ 21,070,519    $ 27,546,025
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  8,497,144    $ 10,465,814
Accrued interest payable ..........................................................     16,971,657      23,030,108
Accounts payable and accrued expenses .............................................         96,089         111,226
                                                                                      ------------    ------------

      Total liabilities ...........................................................     25,564,890      33,607,148
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................     (8,280,371)     (8,280,371)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (50,060,567)    (51,627,319)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (4,494,371)     (6,061,123)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 21,070,519    $ 27,546,025
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                        For the three months ended       For the six months ended
                                                                 June 30,                        June 30,
                                                       ----------------------------    ----------------------------
                                                           2002            2001            2002            2001
                                                       ------------    ------------    ------------    ------------
Share of income from partnerships ..................   $    493,030    $    338,421    $  1,007,532    $    967,295
                                                       ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ...............        302,451            --         1,638,389            --
    Interest .......................................         31,542         121,703          66,600         276,344
                                                       ------------    ------------    ------------    ------------

                                                            333,993         121,703       1,704,989         276,344
                                                       ------------    ------------    ------------    ------------

  Expenses:
    Interest .......................................        300,876         420,658         623,067         841,317
    Waiver fee .....................................        151,200            --           151,200            --
    Management fee .................................         75,000          75,000         150,000         150,000
    General and administrative .....................         73,382          67,557         140,723         134,011
    Professional fees ..............................         31,025          50,985          62,050          90,610
    Amortization of deferred costs .................          9,364          10,640          18,729          21,280
                                                       ------------    ------------    ------------    ------------

                                                            640,847         624,840       1,145,769       1,237,218
                                                       ------------    ------------    ------------    ------------

      Total other revenue and expenses .............       (306,854)       (503,137)        559,220        (960,874)
                                                       ------------    ------------    ------------    ------------

Income (loss) before gain on disposition
  of investments in partnerships ...................        186,176        (164,716)      1,566,752           6,421

Gain on disposition of investments in partnerships .           --           358,922            --           358,922
                                                       ------------    ------------    ------------    ------------

Net income .........................................        186,176         194,206       1,566,752         365,343

Accumulated losses, beginning of period ............    (50,246,743)    (53,411,297)    (51,627,319)    (53,582,434)
                                                       ------------    ------------    ------------    ------------

Accumulated losses, end of period ..................   $(50,060,567)   $(53,217,091)   $(50,060,567)   $(53,217,091)
                                                       ============    ============    ============    ============


Net income allocated
  to General Partners (1.51%) ......................   $      2,811    $      2,932    $     23,658    $      5,517
                                                       ============    ============    ============    ============

Net income allocated
  to Initial and Special Limited Partners (1.49%) ..   $      2,774    $      2,894    $     23,345    $      5,444
                                                       ============    ============    ============    ============

Net income allocated
  to Additional Limited Partners (97%) .............   $    180,591    $    188,380    $  1,519,749    $    354,382
                                                       ============    ============    ============    ============

Net income per unit of Additional Limited
  Partner Interest based on 60,000 units outstanding   $       3.01    $       3.14    $      25.33    $       5.91
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                    For the six months ended
                                                                                            June 30,
                                                                                  ----------------------------
                                                                                      2002            2001
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  1,566,752    $    365,343

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (1,007,532)       (967,295)
    Amortization of deferred costs ............................................         18,729          21,280
    Gain from extinguishment of debt ..........................................     (1,638,389)           --
    Gain on disposition of investments in partnerships ........................           --          (358,922)

    Changes in assets and liabilities:
      Increase in advances to partnerships ....................................        (24,701)           --
      (Increase) decrease in other assets .....................................           (607)          2,578
      Increase in accrued interest payable ....................................        623,067         841,317
      Payment of purchase money note interest .................................       (246,950)       (165,825)
      Decrease in accounts payable and accrued expenses .......................        (15,137)        (14,782)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (724,768)       (276,306)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        509,641         735,798
  Proceeds from disposition of investments in partnerships ....................           --           358,922
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        509,641       1,094,720
                                                                                  ------------    ------------

Cash flows from financing activities
  Payoff of purchase money note principal and related interest ................     (2,560,590)           --
                                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents ..........................     (2,775,717)        818,414

Cash and cash equivalents, beginning of period ................................     11,317,373      12,356,321
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  8,541,656    $ 13,174,735
                                                                                  ============    ============



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $  1,976,370    $    165,825
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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                  (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of June 30, 2002, and the results of its operations for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the interim period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (the Statement), "Recission of FASB
Statements  No.  4, 44,  and 64,  ...."  The  Statement  rescinds  Statement  of
Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Accordingly, gains from extinguishment of debt previously reported as extraordinary for the three months ended March 31, 2002, have been reclassified in the accompanying consolidated statements of operations to conform to the presentation required by the Statement.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $8,377,600 plus aggregate accrued interest of $16,937,681 as of June 30, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of June 30, 2002, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)



2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money notes related to the following properties were extended during 2002.

                                             Original      Extended
         Property              Principal     Maturity      Maturity
         --------              ---------     --------      --------
         Briar Hills            $403,100     01/01/02      01/02/03
         Indian Hills            227,000     01/01/02      01/02/03

     The purchase money notes related to the following properties have matured and have not been paid or extended as of August 12, 2002.

         Property              Principal     Maturity
         --------              ----------    --------

         Heritage Estates I    $2,600,000    01/01/99
         Heritage Estates II    1,800,000    01/01/99
         Victorian Towers         900,000    01/01/99
         Audubon Towers           637,500(1) 01/15/01

     (1)  Remaining principal after partial transfer.

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2001 and through August 12, 2002.

         Property              Principal         Date       Disposition
         --------              ---------     -------------  -----------
         Glen Agnes             $850,000     December 2001  Transferred via sale
         Meadow Lanes            650,000     December 2001  Paid Off
         Congress Plaza          500,000     January 2002   Transferred
         Audubon Towers          637,500(1)  January 2002   Transferred
         Briar Crest I           470,050     May 2002       Paid Off
         Briar Crest II          361,120     May 2002       Paid Off

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through June 30, 2003, and which remain unpaid or unextended as of August 12, 2002. Excluded from the following chart are purchase money notes which matured through June 30, 2002, and which have been paid off, cancelled, or extended on or before August 12, 2002.

                                                                         Aggregate
                                               Aggregate                  Accrued                  Carrying Amount
                                               Principal                  Interest                 of Partnership's
                   Number of                    Balance                   Balance                  Investments in
    Purchase       Underlying                    as of                     as of                   Underlying Local
   Money Note        Local       Percentage     June 30,    Percentage    June 30,    Percentage   Partnerships as of    Percentage
    Maturity      Partnerships    of Total        2002       of Total       2002       of Total      June 30, 2002        of Total
----------------  ------------   ----------    ----------   ---------    ----------   ----------   -----------------     ----------
1st Quarter 1999        3            14%       $5,300,000         63%    $10,799,967       64%        $ 1,312,587             11%
1st Quarter 2001        1             4%          637,500          8%      2,049,952       12%          2,577,724             21%
1st Quarter 2003        2             9%          680,100          8%      1,762,009       10%          1,653,332             14%
                     ----          ----        ----------      -----     -----------     ----         -----------           ----

Total through
 06/30/2003             6            27%       $6,617,600         79%    $14,611,928       86%        $ 5,543,643             46%
                     ====          ====        ==========      =====     ===========     ====         ===========           ====

Total, Local
  Partnerships         22 (2)       100%       $8,377,600 (1)    100%    $16,937,681 (1)  100%        $12,045,692 (3)        100%
                     ====          ====        ==========      =====     ===========     ====         ===========           ====

(1)  Does not include amounts payable to a local general partner.
(2) Seven of the 22 Local Partnerships have related purchase money note obligations, six of which mature through June 30, 2003.
(3) Includes $4,231,056 and $6,703,946 for the partnerships reported as investment in partnerships held in escrow and $0 and $1,623,459 for the partnerships reported as investment in partnerships held for transfer on the consolidated balance sheets at June 30, 2002 and December 31, 2001, respectively.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 22 Local Partnerships in which the Partnership is invested as of June 30, 2002, the six Local Partnerships with associated purchase money notes which mature, or have been extended to mature, through June 30, 2003, and which remain unpaid or unextended as of August 12, 2002, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                              Percentage of Total        Partnership's Share of
        For the Year        Distributions Received            Income from
           Ended            from Local Partnerships        Local Partnerships
     -----------------      -----------------------      ----------------------

     December 31, 2001                16%                     $330,132
     December 31, 2000                11%                     $267,266

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2002, was $300,876 and $623,067, respectively, and $420,658 and $841,317 for the three and six month periods ended June 30, 2001, respectively. The accrued interest payable on the purchase money notes of $16,937,681 and $22,996,132 as of June 30, 2002 and December 31, 2001, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                 Audubon Towers
                                 --------------

     The Partnership defaulted on its purchase money note related to Audubon Towers Limited Partnership (Audubon Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,275,000 and $3,272,276, respectively. As of August 12, 2002, principal and accrued interest of $637,500 and $2,061,215, respectively, were due. In August 1999, the Partnership and the noteholders agreed to extend the maturity date of the purchase money note to June 30, 2000, in exchange for payment  of a fee  not  applicable  to the  note  balance.  In  June  2000,  the
Partnership made a payment, applicable to the purchase money note balance, extending the maturity date to January 15, 2001. The maturity date could have been further extended through January 2, 2003, had the Partnership paid additional sums prior to January 15, 2001, but the Partnership chose not to make the large extension payment as it saw little chance to sell the property and recoup its investment in the two year period. Under the extension agreement, documents transferring the Partnership's interest in Audubon Towers to the noteholders were placed in escrow to be released to the noteholders upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note at final maturity. The noteholders requested and received the assignment on January 16, 2002. However, the unaffiliated general partner has not admitted the noteholders to the Local Partnership. To avoid a tax termination of the Local Partnership, the Partnership offered to recharacterize the assignment to effect the transfer of one- half of the Partnership's interest in Audubon Towers in exchange for one-half of the then- outstanding balance of the purchase money note principal and accrued interest effective January 16, 2002, and the remaining one-half of the Partnership's interest in Audubon Towers on January 16, 2003. As of August 12, 2002, the assignees continue to consider the Partnership's offer to recharacterize the assignment; however, there can be no assurance as to what course of action they will elect. The transfer of one-half of the Partnership's interest in Audubon Towers to the noteholders resulted in gain from extinguishment of debt of $68,009 for financial statement purposes in 2002, and in a gain of $2,494,560 for federal tax purposes in 2002. If the assignment is not recharacterized, the Partnership will recognize the full gain in 2002. There is no assurance that the unaffiliated general partner will agree to the transfer.

     Due to the impending transfer of the Partnership's remaining interest in the Local Partnership to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $2,598,136 as of June 30, 2002 and $5,122,372 as of December 31, 2001, have been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

           Briar Crest I, Briar Crest II, Briar Hills and Indian Hills
           -----------------------------------------------------------

     The Partnership defaulted on its purchase money notes relating to Briar Crest Apartments I (Briar Crest I), Briar Crest Apartments II (Briar Crest II), Briar Hills Townhouses (Briar Hills) and Indian Hills Townhouses (Indian Hills) on January 1, 2002, when the notes matured and were not paid. The default amounts included principal and accrued interest of $470,050 and $1,120,218, respectively, for Briar Crest I, principal and accrued interest of $361,120 and $869,742, respectively, for Briar Crest II, principal and accrued interest of $403,100 and $1,013,666, respectively, for Briar Hills, and principal and accrued interest of $277,000 and $699,542, respectively, for Indian Hills. As of August 12, 2002, principal and accrued interest of $403,100 and $1,048,718, respectively, for Briar Hills, and principal and accrued interest of $277,000 and $723,642, respectively, for Indian Hills were due. In late March and early April 2002, the noteholders agreed to extend the maturity date of the Briar Hills and Indian Hills notes until January 2, 2003. At that time, the Partnership put assignments of its interests in Briar Hills and Indian Hills in escrow. On May 13, 2002, the Partnership paid off the Briar Crest I and Briar Crest II notes at a discount. The discounted payoffs resulted in gain from extinguishment of debt of $169,353 and $133,097 for Briar Crest I and Briar Crest II, respectively, for financial statement purposes in 2002, and in cancellation of indebtedness income of $169,353 and $133,097 for Briar Crest I and Briar Crest II, respectively, for federal tax purposes in 2002.

     Due to the possible transfer of the Partnership's interest in Briar Hills and Indian Hills to the noteholders, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and property purchase costs, which totaled $661,294 and $989,351, respectively, as of December 31, 2001, were reclassified to investment in partnerships held for transfer in the accompanying consolidated balance sheet at December 31, 2001. Due to the possible transfer of the Partnership's interest in Briar Hills and Indian Hills to the noteholders, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and property purchases costs, which totaled $689,940 and $990,578 as of June 30, 2002, respectively, have been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at June 30, 2002.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Congress Plaza
                                 --------------

     The Partnership defaulted on its purchase money note related to Kapetan Associates Limited Partnership (Congress Plaza) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $775,000 and $2,162,200, respectively. On May 19, 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to January 1, 2002, in exchange for a partial principal payment. Under the extension agreement, documents transferring the Partnership's interest in Congress Plaza to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note on or before January 1, 2002. In January 2002, the Partnership's interest in Congress Plaza was transferred to the noteholder. The transfer of the Partnership's interest in Congress Plaza to the noteholder resulted in gain from extinguishment of debt of $1,267,929 for financial statement purposes in 2002, and in a gain of $2,345,627 for federal tax purposes in 2002.

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

     In November 1999, the noteholder filed an action to foreclose on the Partnership's interest in the Local Partnership. Counsel for the noteholder failed to respond to the Partnership's queries, but took no further action in the litigation. On December 11, 2001, an affiliate of the noteholder purchased the Partnership's interest in the Local Partnership for a combination of cash and the assumption of the purchase money note, resulting in gain from extinguishment of debt of $1,467,421 for financial statement purposes in 2001, and in total income of $5,489,130 for federal tax purposes in 2001.

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on its purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of August 12, 2002, principal and accrued interest of $2,600,000 and $5,312,492, respectively, for Heritage Estates I, and $1,800,000 and $3,402,237, respectively, for Heritage Estates II were due. The Managing General Partner and the purchase money noteholders have agreed in principle to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II to January 1, 2004, and the noteholders are

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

currently reviewing documents to implement the extensions. There is no assurance that extensions will be obtained.

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

     The note purchase resulted in gain from extinguishment of debt of $651,240 for financial statement purposes in 2001, and in cancellation of indebtedness income of $651,240 for federal tax purposes in 2001.

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of August 12, 2002, principal and accrued interest of $900,000 and $2,159,907, respectively, were due. The Managing General Partner reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is awaiting execution of the related documents. There is no assurance that an extension of the maturity date will be finalized.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Advances to Local Partnerships
     ------------------------------

     To cover tax liabilities incurred in 2001 by Highland Manor and Eufaula Apartments Ltd. (Lakewood), the Partnership advanced funds of $24,701 in March 2002. These advances are payable from cash flow of the properties. The advance to Lakewood, in the amount of $461, has been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 22 and 24 Local Partnerships in which the Partnership was invested as of June 30, 2002 and 2001, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.


                                         COMBINED STATEMENTS OF OPERATIONS

                                                    (Unaudited)

                                               For the three months ended          For the six months ended
                                                        June 30,                           June 30,
                                               --------------------------         ---------------------------
                                                  2002             2001               2002             2001
                                               ----------       ----------        -----------      -----------
         Revenue:
           Rental                              $5,348,777       $5,731,626        $10,631,924      $11,384,747
           Other                                  154,127          261,700            483,043          641,261
                                               ----------       ----------        -----------      -----------

             Total revenue                      5,502,904        5,993,326         11,114,967       12,026,008
                                               ----------       ----------        -----------      -----------

         Expenses:
           Operating                            2,900,132        3,468,718          6,025,578        6,915,596
           Interest                             1,211,085        1,364,829          2,422,170        2,729,654
           Depreciation and amortization          932,543          980,820          1,865,085        1,961,646
                                               ----------       ----------        -----------      -----------

             Total expenses                     5,043,760        5,814,367         10,312,833       11,606,896
                                               ----------       ----------        -----------      -----------

         Net income                            $  459,144       $  178,959        $   802,134      $   419,112
                                               ==========       ==========        ===========      ===========

     As of June 30, 2002 and 2001, the Partnership's share of cumulative losses to date for six and seven of the 22 and 24 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $8,808,491 and $8,743,176, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $57,661 and $124,373 for the three and six month periods ended June 30, 2002, respectively, and $41,842 and $82,615 for the three and six month periods ended June 30, 2001, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended June 30, 2002 and 2001, and $150,000 for each of the six month periods ended June 30, 2002 and 2001.

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

     Mark-to-Market (M2M) implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the M2M "Lite" program, which would not require a debt restructuring. In the remaining instances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate; however, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest would not generate additional ordinary income. Each property subject to M2M will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time. All properties, upon entering the M2M program (excluding M2M Lite), are required to enter into an agreement restricting the property's use to affordable housing for 30 years.

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

     Five properties in which the Partnership is invested as of June 30, 2002, have Section 8 HAP contracts which, as extended, will expire through June 30, 2003. The Section 8 HAP contracts cover all or substantially all of the apartment units in each property. The following chart presents information concerning these five properties.

                                                        Units                Original             Renewed
                                                    Authorized for         Expiration of        Expiration of
                                 Number of         Rental Assistance         Section 8            Section 8
         Property               Rental Units        Under Section 8        HAP Contract         HAP Contract
         --------               ------------       -----------------       -------------       --------------
         Bartley Manor               70                   69                  07/31/98           05/31/03
         Briar Crest I               53                   53                  06/30/98           09/30/02
         Briar Crest II              49                   49                  06/30/98           09/30/02
         Village Green               36                   36                  09/30/98           04/30/03
         Village Square              48                   48                  09/30/98           04/30/03
                                  -----                -----
              Total                 256                  255
                                  =====                =====


     As of June 30, 2002, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $2,648,386.

     The Managing General Partner continues to seek strategies to deal with affordable housing policy. The Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $8,541,656 as of June 30, 2002, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 12, 2002, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $8,377,600, plus aggregate accrued interest of $16,937,681 as of June 30, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976,

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
          and Results of Operations - Continued
          -------------------------

respectively, as of June 30, 2002, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

     The purchase money notes related to the following properties were extended during 2002.
                                            Original      Extended
         Property              Principal     Maturity      Maturity
         --------              ---------     --------      --------
         Briar Hills            $403,100     01/01/02      01/02/03
         Indian Hills            227,000     01/01/02      01/02/03

     The purchase money notes related to the following properties have matured and have not been paid or extended as of August 12, 2002.

         Property              Principal     Maturity
         --------              ----------    --------

         Heritage Estates I    $2,600,000    01/01/99
         Heritage Estates II    1,800,000    01/01/99
         Victorian Towers         900,000    01/01/99
         Audubon Towers           637,500(1) 01/15/01

     (1)  Remaining principal after partial transfer.

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2001 and through August 12, 2002.

         Property              Principal         Date       Disposition
         --------              ---------     -------------  -----------
         Glen Agnes             $850,000     December 2001  Transferred via sale
         Meadow Lanes            650,000     December 2001  Paid Off
         Congress Plaza          500,000     January 2002   Transferred
         Audubon Towers          637,500(1)  January 2002   Transferred
         Briar Crest I           470,050     May 2002       Paid Off
         Briar Crest II          361,120     May 2002       Paid Off

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

     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
          and Results of Operations - Continued
          -------------------------

amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships, except for Indian Hills. See the notes to consolidated financial statements for additional information concerning Indian Hills. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through June 30, 2003, and which remain unpaid or unextended as of August 12, 2002. Excluded from the following chart are purchase money notes which matured through June 30, 2002, and which have been paid off, cancelled, or extended on or before August 12, 2002.

                                                                         Aggregate
                                               Aggregate                  Accrued                  Carrying Amount
                                               Principal                  Interest                 of Partnership's
                   Number of                    Balance                   Balance                  Investments in
    Purchase       Underlying                    as of                     as of                   Underlying Local
   Money Note        Local       Percentage     June 30,    Percentage    June 30,    Percentage   Partnerships as of    Percentage
    Maturity      Partnerships    of Total        2002       of Total       2002       of Total      June 30, 2002        of Total
----------------  ------------   ----------    ----------   ---------    ----------   ----------   -----------------     ----------
1st Quarter 1999        3            14%       $5,300,000         63%    $10,799,967       64%        $ 1,312,587             11%
1st Quarter 2001        1             4%          637,500          8%      2,049,952       12%          2,577,724             21%
1st Quarter 2003        2             9%          680,100          8%      1,762,009       10%          1,653,332             14%
                     ----          ----        ----------      -----     -----------     ----         -----------           ----

Total through
 06/30/2003             6            27%       $6,617,600         79%    $14,611,928       86%        $ 5,543,643             46%
                     ====          ====        ==========      =====     ===========     ====         ===========           ====

Total, Local
  Partnerships         22 (2)       100%       $8,377,600 (1)    100%    $16,937,681 (1)  100%        $12,045,692 (3)        100%
                     ====          ====        ==========      =====     ===========     ====         ===========           ====

(1)  Does not include amounts payable to a local general partner.
(2) Seven of the 22 Local Partnerships have related purchase money note obligations, six of which mature through June 30, 2003.
(3) Includes $4,231,056 and $6,703,946 for the partnerships reported as investment in partnerships held in escrow and $0 and $1,623,459 for the partnerships reported as investment in partnerships held for transfer on the consolidated balance sheets at June 30, 2002 and December 31, 2001, respectively.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 22 Local Partnerships in which the Partnership is invested as of June 30, 2002, the six Local Partnerships with associated purchase money notes which mature, or have been extended to mature, through June 30, 2003 and which remain unpaid or unextended as of August 12, 2002, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
          and Results of Operations - Continued
          -------------------------


                            Percentage of Total         Partnership's Share of
        For the Year       Distributions Received            Income from
           Ended           from Local Partnerships        Local Partnerships
     -----------------     -----------------------      ----------------------

     December 31, 2001               16%                     $330,132
     December 31, 2000               11%                     $267,266


     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2002, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements; for the six month period ended June 30, 2001, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the six month period ended June 30, 2002, as net cash used in operating activities and financing activities exceeded the receipt of distributions from Local Partnerships.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended June 30, 2002 decreased from the corresponding period in 2001. Contributing to the decrease were a decrease in interest revenue due to lower cash and cash equivalents balances, and lower interest rates, in 2002, a waiver fee paid in 2002 related to the payoffs of the Briar Crest Apartments I (Briar Crest I) and Briar Crest Apartments II (Briar Crest II) purchase money notes, an increase in general and administrative expense due to higher reimbursed payroll costs, and a gain on disposition of investments in partnerships recognized in 2001, but not in 2002. Substantially offsetting the above items were an increase in share of income from partnerships generally related to increased rental income and decreased operating expenses at three properties, a gain from extinguishment of debt recognized in 2002, but not in 2001, a decrease in interest expense due to a lower purchase money note balance in 2002, and a decrease in professional fees due to lower legal costs.

     The Partnership's net income for the six months ended June 30, 2002 increased from the corresponding period in 2001 primarily due to a gain from extinguishment of debt recognized in 2002, but not in 2001. Contributing to the increase were an increase in share of income from partnerships, and decreases in interest expense and professional fees, as discussed above. Offsetting these items were a decrease in interest revenue, a waiver fee paid in 2002, and an increase in general and administrative expense, also as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2002, did not include losses of $100,801 and $201,597, respectively, compared to excluded losses of $145,603 and $291,209 for the three and six month periods ended June 30, 2001, respectively.

     No other significant changes in the Partnership's operations have taken place during the six month period ended June 30, 2002.

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

         On May 11, 2001, Equity Resources Lexington Fund Limited Partnership (Lexington) initiated a registered tender offer to purchase up to 12,000 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired June 8, 2001. On May 17, 2002, Lexington initiated a registered tender offer to purchase up to 6,000 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired June 17, 2002. Lexington is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determine solely at the discretion of Lexington and do not necessarily represent the fair market value of each Unit.

     In response to the Lexington tender offers, on May 24, 2001 and May 28, 2002, the Managing General Partner filed Schedules 14D-9. In those filings, the Managing General Partner recommended that Limited Partners reject the Lexington offers because it viewed the offer prices as inadequate.

Part II. OTHER INFORMATION
Item 5. Defaults upon Senior Securities - Continued
        -------------------------------

     During 2001, a number of investors sold their Units in the Partnership to other investors as a result of the tender offers described above. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through July 16, 2001, the Partnership received sale transfer requests for approximately 4.9% of the outstanding Units. Accordingly, to remain within the five percent safe harbor, effective July 16, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions were not recognized by the Partnership between July 17, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002. For the calendar year 2002 to August 12, 2002, Units transferred have not exceeded 4.9% of the total outstanding Units; therefore, the Partnership has not halted recognition of transfers.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None

     b. No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2002.

All other Items are not applicable.

                   CERTIFICATION OF PERIODIC FINANCIAL REPORT
                       Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, we, the undersigned, certify that, to the best of our knowledge, this periodic report of CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP, filed on Form 10- QSB for the quarterly period ended June 30, 2002, and containing the financial statements, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                             CAPITAL REALTY INVESTORS-III
                               LIMITED PARTNERSHIP
                             ---------------------------------------------------
                             (Issuer)

                             by:  C.R.I., Inc.
                                  ----------------------------------------------
                                  Managing General Partner



August 12, 2002                   by:  /s/ William B. Dockser
---------------                        -----------------------------------------
DATE                                   William B. Dockser,
                                         Director, Chairman of the Board,
                                         and Treasurer
                                         (Principal Executive Officer)




August 12, 2002                   by:  /s/ Michael J. Tuszka
---------------                        -----------------------------------------
DATE                                   Michael J. Tuszka,
                                         Vice President
                                         and Chief Accounting Officer
                                        (Principal Financial Officer)


     This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

                                    SIGNATURE



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CAPITAL REALTY INVESTORS-III LIMITED
                               PARTNERSHIP
                             -----------------------------------------------
                             (Registrant)

                             by:  C.R.I., Inc.
                                  ------------------------------------------
                                  Managing General Partner




August 12, 2002                   by:  /s/ Michael J. Tuszka
---------------                        -------------------------------------
DATE                                   Michael J. Tuszka
                                         Vice President
                                         and Chief Accounting Officer
                                         (Principal Financial Officer
                                         and Principal Accounting Officer)