Form 10QSB
period 2002-09-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2002-11-08
CIK 722833

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002



                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - September 30, 2002 and December 31, 2001.....................    1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2002
           and 2001.......................................................    2

         Consolidated Statements of Cash Flows
           - for the nine months ended September 30, 2002 and 2001........    3

         Notes to Consolidated Financial Statements
           - September 30, 2002 and 2001..................................    4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   13

Item 3.  Controls and Procedures..........................................   18


PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities..................................   18

Item 5.  Other Information................................................   18

Item 6.  Exhibits and Reports on Form 8-K.................................   20

Signature.................................................................   21

Certifications of Quarterly Report Pursuant to 18 U.S.C. Section 1350.....   22

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                           September 30,   December 31,
                                                                              2002             2001
                                                                           ------------    ------------
                                                                            (Unaudited)
Investments in and advances to partnerships ............................   $  7,892,213    $  7,358,868
Investment in partnerships held for transfer ...........................           --         1,650,645
Investment in partnerships held in escrow ..............................      1,695,458       6,765,444
Cash and cash equivalents ..............................................      8,604,408      11,317,373
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $364,360 and $349,938, respectively        212,531         226,954
Property purchase costs,
  net of accumulated amortization of $334,127 and $320,457, respectively        212,692         226,363
Other assets ...........................................................            344             378
                                                                           ------------    ------------

      Total assets .....................................................   $ 18,617,646    $ 27,546,025
                                                                           ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships .....................................   $  7,859,644    $ 10,465,814
Accrued interest payable ...............................................     15,177,397      23,030,108
Accounts payable and accrued expenses ..................................        125,499         111,226
                                                                           ------------    ------------

      Total liabilities ................................................     23,162,540      33,607,148
                                                                           ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners ...................................................          2,000           2,000
    Limited Partners ...................................................     60,001,500      60,001,500
                                                                           ------------    ------------

                                                                             60,003,500      60,003,500

  Less:
    Accumulated distributions to partners ..............................     (8,317,484)     (8,280,371)
    Offering costs .....................................................     (6,156,933)     (6,156,933)
    Accumulated losses .................................................    (50,073,977)    (51,627,319)
                                                                           ------------    ------------

      Total partners' deficit ..........................................     (4,544,894)     (6,061,123)
                                                                           ------------    ------------

      Total liabilities and partners' deficit ..........................   $ 18,617,646    $ 27,546,025
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        ---------------------


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                        For the three months ended      For the nine months ended
                                                               September 30,                  September 30,
                                                       ----------------------------    ----------------------------
                                                           2002            2001            2002            2001
                                                       ------------    ------------    ------------    ------------
Share of income from partnerships ..................   $    267,271    $    799,131    $  1,274,803    $  1,766,426
                                                       ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ...............         68,009            --         1,706,398            --
    Interest .......................................         28,221         100,621          94,821         376,965
                                                       ------------    ------------    ------------    ------------

                                                             96,230         100,621       1,801,219         376,965
                                                       ------------    ------------    ------------    ------------

  Expenses:
    Interest .......................................        197,434         420,657         820,501       1,261,974
    Waiver fee .....................................           --              --           151,200            --
    Management fee .................................         75,000          75,000         225,000         225,000
    General and administrative .....................         64,088          65,312         204,811         199,322
    Professional fees ..............................         31,025          32,015          93,075         122,625
    Amortization of deferred costs .................          9,364          10,640          28,093          31,921
                                                       ------------    ------------    ------------    ------------

                                                            376,911         603,624       1,522,680       1,840,842
                                                       ------------    ------------    ------------    ------------

      Total other revenue and expenses .............       (280,681)       (503,003)        278,539      (1,463,877)
                                                       ------------    ------------    ------------    ------------

(Loss) income before gain on disposition
  of investments in partnerships ...................        (13,410)        296,128       1,553,342         302,549

Gain on disposition of investments in partnerships .           --              --              --           358,922
                                                       ------------    ------------    ------------    ------------

Net (loss) income ..................................        (13,410)        296,128       1,553,342         661,471

Accumulated losses, beginning of period ............    (50,060,567)    (53,217,091)    (51,627,319)    (53,582,434)
                                                       ------------    ------------    ------------    ------------

Accumulated losses, end of period ..................   $(50,073,977)   $(52,920,963)   $(50,073,977)   $(52,920,963)
                                                       ============    ============    ============    ============


Net (loss) income allocated
  to General Partners (1.51%) ......................   $       (202)   $      4,472    $     23,455    $      9,988
                                                       ============    ============    ============    ============

Net (loss) income allocated
  to Initial and Special Limited Partners (1.49%) ..   $       (200)   $      4,412    $     23,145    $      9,856
                                                       ============    ============    ============    ============

Net (loss) income allocated
  to Additional Limited Partners (97%) .............   $    (13,008)   $    287,244    $  1,506,742    $    641,627
                                                       ============    ============    ============    ============

Net (loss) income per unit of Additional Limited
  Partner Interest based on 60,000 units outstanding   $      (0.22)   $       4.79    $      25.11    $      10.69
                                                       ============    ============    ============    ============

                          The accompanying notes are an
                       integral part of these consolidated
                              financial statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                  ----------------------------
                                                                                      2002            2001
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  1,553,342    $    661,471

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (1,274,803)     (1,766,426)
    Amortization of deferred costs ............................................         28,093          31,921
    Gain from extinguishment of debt ..........................................     (1,706,398)           --
    Gain on disposition of investments in partnerships ........................           --          (358,922)

    Changes in assets and liabilities:
      Increase in advances to partnerships ....................................        (24,701)           --
      Decrease in other assets ................................................             34           2,132
      Increase in accrued interest payable ....................................        820,501       1,261,974
      Payment of purchase money note interest .................................       (246,950)       (179,381)
      Increase in accounts payable and accrued expenses .......................         14,273          16,494
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (836,609)       (330,737)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        721,347       1,069,241
  Proceeds from disposition of investments in partnerships ....................           --           358,922
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        721,347       1,428,163
                                                                                  ------------    ------------

Cash flows from financing activities
  Payoff of purchase money note principal and related interest ................     (2,560,590)           --
  Distribution to General Partners and Initial and Special Limited Partners ...        (37,113)           --
                                                                                  ------------    ------------

        Net cash used in financing activities .................................     (2,597,703)           --
                                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents ..........................     (2,712,965)      1,097,426

Cash and cash equivalents, beginning of period ................................     11,317,373      12,356,321
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  8,604,408    $ 13,453,747
                                                                                  ============    ============



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $  1,976,370    $    179,381
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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the interim period ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (the Statement), "Recission of FASB
Statements  No.  4, 44,  and 64,  ...."  The  Statement  rescinds  Statement  of
Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Accordingly, gains from extinguishment of debt previously reported as extraordinary for the three months ended March 31, 2002, have been reclassified in the accompanying consolidated statement of operations for the nine months ended September 30, 2002, to conform to the presentation required by the Statement.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $7,740,100 plus aggregate accrued interest of $15,143,421 as of September 30, 2002, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of September 30, 2002, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money notes related to the following properties were extended during 2002.

                                                Original     Extended
         Property                 Principal      Maturity     Maturity
         --------                 ---------      --------     --------
         Briar Hills               $403,100      01/01/02     01/02/03
         Indian Hills               277,000      01/01/02     01/02/03

     The purchase money notes related to the following properties have matured and have not been paid or extended as of November 8, 2002.

         Property                   Principal     Maturity
         --------                  ----------     --------
         Heritage Estates I        $2,600,000     01/01/99
         Heritage Estates II        1,800,000     01/01/99
         Victorian Towers             900,000     01/01/99

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2001 and through November 8, 2002.


         Property                  Principal         Date        Disposition
         --------                 ----------     -------------   -----------
         Glen Agnes               $  850,000     December 2001   Transferred via sale
         Meadow Lanes                650,000     December 2001   Paid Off
         Congress Plaza              500,000     January 2002    Transferred
         Audubon Towers            1,275,000     January 2002    Transferred
         Briar Crest I               470,050     May 2002        Paid Off
         Briar Crest II              361,120     May 2002        Paid Off


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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through September 30, 2003, and which remain unpaid or unextended as of November 8, 2002. Excluded from the following chart are purchase money notes which matured through September 30, 2002, and which have been paid off, cancelled, or extended on or before November 8, 2002.

                                                                          Aggregate
                                               Aggregate                   Accrued                   Carrying Amount
                                               Principal                   Interest                  of Partnership's
                   Number of                    Balance                    Balance                   Investments in
    Purchase       Underlying                    as of                      as of                    Underlying Local
   Money Note        Local       Percentage    September 30, Percentage   September 30, Percentage   Partnerships as of  Percentage
    Maturity      Partnerships    of Total        2002        of Total       2002        of Total    September 30, 2002   of Total
----------------  ------------   ----------    ----------    ---------    ----------    ----------   ------------------  ----------
1st Quarter 1999        3            14%       $5,300,000          68%    $10,976,943        72%        $1,366,103            14%
1st Quarter 2003        2            10%          680,100           9%      1,786,543        12%         1,668,272            18%
                     ----          ----        ----------       -----     -----------      ----         ----------          ----
Total through
 09/30/2003             5            24%       $5,980,100          77%    $12,763,486        84%        $3,034,375            32%
                     ====          ====        ==========       =====     ===========      ====         ==========          ====
Total, Local
  Partnerships         21(1)        100%       $7,740,100(2)      100%    $15,143,421(1)    100%        $9,560,485(3)        100%
                     ====          ====        ==========       =====     ===========      ====         ==========          ====


(1) Six of the 21 Local Partnerships have related purchase money note obligations, five of which mature through September 30, 2003.
(2)  Does not include amounts payable to a local general partner.
(3) Includes $1,668,272 for the partnerships reported as investment in partnerships held in escrow at September 30, 2002, and $1,623,459 for the partnerships reported as investments in partnerships held for transfer at December 31, 2001, on the consolidated balance sheets at those dates.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 21 Local Partnerships in which the Partnership is invested as of September 30, 2002, the five Local Partnerships with associated purchase money notes which mature, or have been extended to mature, through September 30, 2003, and which remain unpaid or unextended as of November 8, 2002, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                              Percentage of Total        Partnership's Share of
        For the Year        Distributions Received            Income from
           Ended            from Local Partnerships        Local Partnerships
     -----------------      -----------------------       ---------------------
     December 31, 2001                13%                    $182,334
     December 31, 2000                 9%                    $ 87,815

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2002, was $197,434 and $820,501, respectively, and $420,657 and $1,261,974 for the three and nine month periods ended September 30, 2001, respectively. The accrued interest payable on the purchase money notes of $15,143,421 and $22,996,132 as of September 30, 2002 and December 31, 2001, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

     Due to the anticipated difficulty in dealing with the local general partner, the Partnership offered the noteholders an alternative to accepting the assignment of the Partnership's interest in it entirety during the first quarter of 2002. The alternative would be to transfer one-half of the Partnership's interest in Audubon Towers in exchange for one-half of the then outstanding balance of the purchase money note principal and accrued interest effective January 16, 2002, with the remaining one-half of the Partnership's interest in Audubon Towers to be transferred on January 16, 2003. The Partnership believed that the alternative might assist the noteholders in obtaining the unaffiliated general partner's consent to admit them to the Local Partnership, since it would

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

avoid a tax termination of the Local Partnership. The noteholders indicated interest in restructuring the assignment in this manner, but did not make a final decision pending further negotiations with the local general partner. Therefore, the Partnership's financial statements for the first and second quarters of 2002 reflected a 50% transfer in Audubon Towers effective January 16, 2002. However, in July 2002, the noteholders advised the Partnership that they had determined that restructuring the assignment would not help with their admission to the Local Partnership. Accordingly, the Partnership's consolidated financial statements reflect the transfer of the remaining 50% of its interest in Audubon Towers, with an effective date of January 16, 2002, in the third quarter of 2002. The transfer of the Partnership's interest in Audubon Towers to the noteholders resulted in gain from extinguishment of debt of $136,018 for financial statement purposes in 2002, and in a total gain of $4,989,120 for federal tax purposes in 2002.

           Briar Crest I, Briar Crest II, Briar Hills and Indian Hills
           -----------------------------------------------------------

     The Partnership defaulted on its purchase money notes relating to Briar Crest Apartments I (Briar Crest I), Briar Crest Apartments II (Briar Crest II), Briar Hills Townhouses (Briar Hills) and Indian Hills Townhouses (Indian Hills) on January 1, 2002, when the notes matured and were not paid. The default amounts included principal and accrued interest of $470,050 and $1,120,218, respectively, for Briar Crest I, principal and accrued interest of $361,120 and $869,742, respectively, for Briar Crest II, principal and accrued interest of $403,100 and $1,013,666, respectively, for Briar Hills, and principal and accrued interest of $277,000 and $699,542, respectively, for Indian Hills. As of November 8, 2002, principal and accrued interest of $403,100 and $1,063,217, respectively, for Briar Hills, and principal and accrued interest of $277,000 and $733,611, respectively, for Indian Hills were due.

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

     Due to the possible transfer of the Partnership's interest in Briar Hills and Indian Hills to the noteholders, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and property purchase costs, which totaled $661,294 and $989,351, respectively, as of December 31, 2001, were reclassified to investment in partnerships held for transfer in the accompanying consolidated balance sheet at December 31, 2001. Due to the possible transfer of the Partnership's interest in Briar Hills and Indian Hills to the noteholders, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and property purchases costs, which totaled $704,264 and $991,194 as of September 30, 2002, respectively, have been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at September 30, 2002.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Congress Plaza
                                 --------------

     The Partnership defaulted on its purchase money note related to Kapetan Associates Limited Partnership (Congress Plaza) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $775,000 and $2,162,200, respectively. On May 19, 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to January 1, 2002, in exchange for a partial principal payment. Under the extension agreement, documents transferring the Partnership's interest in Congress Plaza to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note on or before January 1, 2002. In January 2002, the Partnership's interest in Congress Plaza was transferred to the noteholder. The transfer of the Partnership's interest in Congress Plaza to the noteholder resulted in gain from extinguishment of debt of $1,267,929 for financial statement purposes in 2002, and in a total gain of $2,345,627 for federal tax purposes in 2002.

     Due to the transfer of the Partnership's interest in the Local Partnership to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,643,072 as of December 31, 2001, were reclassified to investments in partnerships held in escrow in the accompanying consolidated balance sheet.

                                   Glen Agnes
                                   ----------

     The Partnership defaulted on its purchase money note related to Glen Agnes Associates (Glen Agnes) on September 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $850,000 and $1,597,852, respectively.

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

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on its purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I, and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of November 8, 2002, principal and accrued interest of $2,600,000 and $5,399,746, respectively, for Heritage Estates I, and $1,800,000 and $3,460,402, respectively, for Heritage Estates II were due. The Managing General Partner and the purchase money noteholders have agreed in principle to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II to January 1, 2004, and the noteholders

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

are currently reviewing documents to implement the extensions. There is no assurance that extensions will be obtained.

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

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of November 8, 2002, principal and accrued interest of $900,000 and $2,190,979, respectively, were due. The Managing General Partner reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is awaiting execution of the related documents. There is no assurance that an extension of the maturity date will be finalized.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

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

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 21 and 24 Local Partnerships in which the Partnership was invested as of September 30, 2002 and 2001, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.


                                         COMBINED STATEMENTS OF OPERATIONS

                                                    (Unaudited)

                                               For the three months ended          For the nine months ended
                                                      September 30,                      September 30,
                                               --------------------------         ---------------------------
                                                  2002             2001               2002             2001
                                               ----------       ----------        -----------      -----------
         Revenue:
           Rental                              $4,468,713       $5,716,767        $15,100,637      $17,101,514
           Other                                  179,086          394,551            662,129        1,035,812
                                               ----------       ----------        -----------      -----------

             Total revenue                      4,647,799        6,111,318         15,762,766       18,137,326
                                               ----------       ----------        -----------      -----------

         Expenses:
           Operating                            2,756,290        3,156,028          8,781,868       10,071,624
           Interest                             1,036,848        1,364,822          3,459,018        4,094,476
           Depreciation and amortization          764,877          980,819          2,629,962        2,942,465
                                               ----------       ----------        -----------      -----------

             Total expenses                     4,558,015        5,501,669         14,870,848       17,108,565
                                               ----------       ----------        -----------      -----------

         Net income                            $   89,784       $  609,649        $   891,918      $ 1,028,761
                                               ==========       ==========        ===========      ===========


     As of September 30, 2002 and 2001, the Partnership's share of cumulative losses to date for six and seven of the 21 and 24 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $8,865,080 and $8,828,418, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $46,278 and $170,651 for the three and nine month periods ended September 30, 2002, respectively, and $36,666 and $119,280 for the three and nine month periods ended September 30, 2001, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended September 30, 2002 and 2001, and $225,000 for each of the nine month periods ended September 30, 2002 and 2001.

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

     Five properties in which the Partnership is invested as of September 30, 2002, have Section 8 HAP contracts which, as extended, will expire on or before September 30, 2003. The Section 8 HAP contracts cover all or substantially all of the apartment units in each property. The following chart presents information concerning these five properties.

                                                        Units                Original             Renewed
                                                    Authorized for         Expiration of        Expiration of
                                 Number of         Rental Assistance         Section 8            Section 8
         Property               Rental Units        Under Section 8        HAP Contract         HAP Contract
         --------               ------------       -----------------       -------------       --------------
         Bartley Manor               70                   69                  07/31/98           05/31/03
         Briar Crest I               53                   53                  06/30/98           09/30/03
         Briar Crest II              49                   49                  06/30/98           09/30/03
         Village Green               36                   36                  09/30/98           04/30/03
         Village Square              48                   48                  09/30/98           04/30/03
                                  -----                -----
              Total                 256                  255
                                  =====                =====


     As of September 30, 2002, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $2,750,090.

     The Managing General Partner continues to seek strategies to deal with affordable housing policy. While the Managing General Partner cannot predict the outcome for any particular property at this time, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that maximize the benefits to investors.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $8,604,408 as of September 30, 2002, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 8, 2002, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $7,740,100, plus aggregate accrued interest of $15,143,421 as of September 30, 2002, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity. The

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
          and Results of Operations - Continued
          -------------------------

principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of September 30, 2002, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

     The purchase money notes related to the following properties were extended during 2002.

                                            Original         Extended
         Property           Principal       Maturity         Maturity
         --------           ---------       --------         --------
         Briar Hills         $403,100       01/01/02         01/02/03
         Indian Hills         277,000       01/01/02         01/02/03

     The purchase money notes related to the following properties have matured and have not been paid or extended as of November 8, 2002.

         Property                            Principal            Maturity
         --------                           ----------            --------
         Heritage Estates I                 $2,600,000            01/01/99
         Heritage Estates II                 1,800,000            01/01/99
         Victorian Towers                      900,000            01/01/99

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2001 and through November 8, 2002.

         Property            Principal         Date         Disposition
         --------           ----------     -------------    ------------
         Glen Agnes         $  850,000     December 2001    Transferred via sale
         Meadow Lanes          650,000     December 2001    Paid Off
         Congress Plaza        500,000     January 2002     Transferred
         Audubon Towers      1,275,000     January 2002     Transferred
         Briar Crest I         470,050     May 2002         Paid Off
         Briar Crest II        361,120     May 2002         Paid Off

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

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
          and Results of Operations - Continued
          -------------------------

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature, through September 30, 2003, and which remain unpaid or unextended as of November 8, 2002. Excluded from the following chart are purchase money notes which matured through September 30, 2002, and which have been paid off, cancelled, or extended on or before November 8, 2002.

                                                                          Aggregate
                                               Aggregate                   Accrued                   Carrying Amount
                                               Principal                   Interest                  of Partnership's
                   Number of                    Balance                    Balance                   Investments in
    Purchase       Underlying                    as of                      as of                    Underlying Local
   Money Note        Local       Percentage    September 30, Percentage   September 30, Percentage   Partnerships as of  Percentage
    Maturity      Partnerships    of Total        2002        of Total       2002        of Total    September 30, 2002   of Total
----------------  ------------   ----------    ----------    ---------    ----------    ----------   ------------------  ----------
1st Quarter 1999        3            14%       $5,300,000          68%    $10,976,943        72%        $1,366,103            14%
1st Quarter 2003        2            10%          680,100           9%      1,786,543        12%         1,668,272            18%
                     ----          ----        ----------       -----     -----------      ----         ----------          ----
Total through
 09/30/2003             5            24%       $5,980,100          77%    $12,763,486        84%        $3,034,375            32%
                     ====          ====        ==========       =====     ===========      ====         ==========          ====
Total, Local
  Partnerships         21(1)        100%       $7,740,100(2)      100%    $15,143,421(1)    100%        $9,560,485(3)        100%
                     ====          ====        ==========       =====     ===========      ====         ==========          ====

(1) Six of the 21 Local Partnerships have related purchase money note obligations, five of which mature through September 30, 2003.
(2)  Does not include amounts payable to a local general partner.
(3) Includes $1,668,272 for the partnerships reported as investment in partnerships held in escrow at September 30, 2002, and $1,623,459 for the partnerships reported as investments in partnerships held for transfer at December 31, 2001, on the consolidated balance sheets at those dates.


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 21 Local Partnerships in which the Partnership is invested as of September 30, 2002, the five Local Partnerships with associated purchase money notes which mature, or have been extended to mature, through September 30, 2003 and which remain unpaid or unextended as of November 8, 2002, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
          and Results of Operations - Continued
          -------------------------


                            Percentage of Total       Partnership's Share of
        For the Year      Distributions Received          Income from
           Ended          from Local Partnerships      Local Partnerships
     -----------------    -----------------------    ----------------------

     December 31, 2001              13%                   $182,334
     December 31, 2000               9%                   $ 87,815

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2002, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements; for the nine month period ended September 30, 2001, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the nine month period ended September 30, 2002, as net cash used in operating activities and in financing activities for the payoff of purchase money note principal and related interest exceeded the receipt of distributions from Local Partnerships.

     On September 11, 2002, the Partnership made a cash distribution of $37,113 to the General Partners and Initial and Special Limited Partners. The distribution from cash resources accumulated from operations, distributions from Local Partnerships and sales of five properties, was made after a review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when distributions from these sources were paid only to investor Limited Partners.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss for the three month period ended September 30, 2002, compared to net income for the corresponding period in 2001, primarily due to a decrease in share of income from partnerships related to a decrease in basis at one property, an increase in operating expenses at two properties and the transfer of the Partnership's interest in two properties during the 2002 period. Contributing to the decrease in net income was a decrease in interest revenue due to lower cash and cash equivalent balances and lower interest rates in 2002. Partially offsetting the decrease in the Partnership's net income to a net loss were a gain from extinguishment of debt recognized in 2002, but not in 2001, a decrease in interest expense due to a lower purchase money note balance in 2002, and nominal decreases in general and administrative expenses, professional fees, and amortization of deferred costs.

     The Partnership's net income for the nine month period ended September 30, 2002, increased from the corresponding period in 2001, primarily due to a gain from extinguishment of debt recognized in 2002, but not in 2001. Contributing to the increase were a decrease in interest expense as discussed above, a decrease in professional fees due to lower legal fees, and a nominal decrease in amortization of deferred costs. Partially offsetting the increase in the Partnership's net income was a decrease in share of income from partnerships due to a decrease in rental income and an increase in operating expenses at one property, the transfer of two properties during the 2002 period and the cessation of loss from one property transferred during 2001, a decrease in interest revenue as discussed above, a waiver fee paid in the 2002 period, but not the 2001 period, related to the discounted payoffs of the Briar Crest I and Briar Crest II purchase money notes, and a slight increase in general and administrative expenses related to higher reimbursed payroll costs.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
          and Results of Operations - Continued
          -------------------------


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2002, did not include losses of $100,794 and $302,391, respectively, compared to excluded losses of $119,753 and $410,962 for the three and nine month periods ended September 30, 2001, respectively.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2002.


Item 3. Controls and Procedures
        -----------------------

     In October 2002, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Principal
Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to timely alert them to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.


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

PART II. OTHER INFORMATION
Item 5. Other Information - Continued
        -----------------

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

     In response to the Lexington registered tender offers, on May 24, 2001 and May 28, 2002, the Managing General Partner filed Schedules 14D-9. In those filings, the Managing General Partner recommended that Limited Partners reject the Lexington offers because it viewed the offer prices as inadequate.

     During 2001, a number of investors sold their Units in the Partnership to other investors as a result of the tender offers described above. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through July 16, 2001, the Partnership received sale transfer requests for approximately 4.9% of the outstanding Units. Accordingly, to remain within the five percent safe harbor, effective July 16, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions were not recognized by the Partnership between July 17, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002. For the calendar year 2002 to November 8, 2002, Units transferred have not exceeded 4.9% of the total outstanding Units; therefore, the Partnership has not halted recognition of transfers.

                                Cash distribution
                                -----------------

     On September 11, 2002, the Partnership made a cash distribution of $37,113 to the General Partners and Initial and Special Limited Partners. The distribution from cash resources accumulated from operations, distributions from Local Partnerships and sales of five properties, was made after a review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when distributions from these sources were paid only to investor Limited Partners.

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.           Description
          -----------           -----------
              99                Certification of Periodic Financial Report
                                Pursuant to 18 U.S.C. Section 1350

     b. No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2002.

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
                                       -----------------------------------------
                                       Managing General Partner




November 8, 2002                       by:  /s/ Michael J. Tuszka
----------------                            ------------------------------------
DATE                                        Michael J. Tuszka
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)

                        CERTIFICATION OF QUARTERLY REPORT
                       PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Michael J. Tuszka, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-III LIMITED
                                      PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



November 8, 2002                         by:  /s/ Michael J. Tuszka
----------------                              ----------------------------------
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

                        CERTIFICATION OF QUARTERLY REPORT
                       PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, William B. Dockser, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-III LIMITED
                                      PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



November 8, 2002                         by:  /s/ William B. Dockser
----------------                              ----------------------------------
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