Form 10KSB
period 2002-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2003-03-31
CIK 722833

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

                   For the fiscal year ended December 31, 2002


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

                                 (301) 468-9200


                               ------------------



                Securities registered under Section 12(g) of the
                                 Exchange Act:

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,494,134.

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

                        2002 ANNUAL REPORT ON FORM 10-KSB

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


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.............. III-1
Item 10. Executive Compensation.......................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management.. III-2
Item 12. Certain Relationships and Related Transactions.................. III-3
Item 13. Exhibits and Reports on Form 8-K................................ III-3
Item 14. Controls and Procedures......................................... III-4

Signatures............................................................... III-5

Certifications of Annual Report Pursuant to 18 U.S.C. Section 1350....... III-6

Financial Statements..................................................... III-11

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 37 Local Partnerships. As of December 31, 2002, the Partnership retained investments in 21 Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

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

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 37 (21 as of December 31, 2002) of these Local Partnerships. As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. In six (four as of December 31, 2002) Local Partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the 21 Local Partnerships and the four intermediary partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

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

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2002, follows.


                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)

                                                                                                  Units          Expiration
                           Mortgage                                                           Authorized for         of
 Name and Location        Payable at          Financed and/or Insured           Number of      Rental Asst.       Section 8
of Apartment Complex     12/31/02 (2)         and/or Subsidized Under          Rental Units    Under Sec. 8      HAP Contract
--------------------     ------------     -------------------------------      ------------   --------------     ------------
Arboretum Village        $12,392,438      Conventional                              308               0               --
 Lisle, IL

Bartley Manor                645,217      Federal Housing Administration             70              69            05/31/03 (4)(5)
 Superior, WI                              (FHA)/Section 236 of the National
                                           Housing Act (NHA)

Briar Crest I (4)            447,088      Federal National Mortgage                  53              53            09/30/03 (4)(5)
 Niles, MI                                 Association (FNMA)/Section 236
                                           of the NHA

Briar Crest II (4)           503,812      FNMA/Section 236 of the NHA                49              49            09/30/03 (4)(5)
 Niles, MI

Briar Hills                  477,992      FNMA/Section 236 of the NHA                50              33            12/31/03 (7)
 South Haven, MI

Heritage Estates I         2,407,310      Missouri Housing Development              228               0               --
 St. Louis, MO                             Agency (MHDA)/Section 221(d)
                                          (4) of the NHA

Heritage Estates II        1,968,976      MHDA/Section 221 (d)(4) of the            160               0               --
 St. Louis, MO                             NHA

Highland Manor             1,243,412      HUD                                       111             111            05/12/04 (6)
 Birmingham, AL

Indian Hills                 437,039      FNMA/Section 236 of the NHA/               40              24            12/31/03 (8)
 Townhouses                                Section 8
 Dowagiac, MI

Lakewood Apts.               798,967      Rural Housing & Community                  50              50            07/31/04 (4)(5)
 Eufaula, AL                               Development Services (RHCD)

Meadow Lanes Apts.         1,454,962      Michigan State Housing Develop-           118               0                  --
 Holland, MI                               ment Authority/Section 236 of
                                           the NHA

Monterey/Hillcrest        12,837,205      Section 221(d)(4) of the NHA/FHA          300              60            12/13/03 (5)
 Waukesha, WI

Victorian Towers           4,799,007      NJHMFA/Section 8                          204              27            12/01/23
 Cape May, NJ



                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------


                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued


                                                                                                  Units          Expiration
                           Mortgage                                                           Authorized for         of
 Name and Location        Payable at          Financed and/or Insured           Number of      Rental Asst.       Section 8
of Apartment Complex     12/31/02 (2)         and/or Subsidized Under          Rental Units    Under Sec. 8      HAP Contract
--------------------     ------------     -------------------------------      ------------   --------------     ------------
Villa Mirage I           $ 1,945,372      CHFA/Section 8                             50              50            12/19/05
 Rancho Mirage, CA

Villa Mirage II            1,934,982      CHFA/Section 8                             48              48            10/15/15
 Rancho Mirage, CA

Village Green                287,097      FHA/Section 236 of FHA                     36              36            04/30/03 (4)(5)
 Reedsburg, WI

Village Square               387,296      FHA/Section 236 of FHA                     48              48            04/30/03 (4)(5)
 Barabou, WI

Village Squire I & II      8,481,618      Conventional                              377               0               --
 Canton, MI

Village Squire III         5,472,251      Conventional                              224               0               --
 Canton, MI

Walsh Park                 4,309,546      Illinois Housing Development              134             133            11/01/14
 Chicago, IL                               Administration

Windham Village            2,224,779      CHFA                                       50              44            10/31/15
 Santa Rosa, CA
                         -----------                                             ------          ------

Totals 21                $65,456,366                                              2,708             835
                         ===========                                             ======          ======


                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------


                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued


                                                                                      Average Effective Annual
                                      Units Occupied As                                    Rental Per Unit
                                  Percentage of Total Units                             for the Years Ended
                                      As of December 31,                                    December 31,
 Name and Location            ----------------------------------      -------------------------------------------------------
of Apartment Complex          2002   2001    2000    1999   1998       2002         2001        2000        1999       1998
--------------------          ----   ----    ----    ----   ----      -------     --------    --------    --------   --------
Arboretum Village               87%    88%    92%     93%    95%      $ 9,833     $ 9,883     $ 9,689     $ 9,338    $ 9,238
 Lisle, IL

Bartley Manor                   98%    96%   100%     93%    93%        6,236       6,050       5,661       5,656      5,356
 Superior, WI

Briar Crest I                   94%   100%   100%     96%    97%        6,723       6,722       6,504       5,333      4,784
 Niles, MI

Briar Crest II                  98%   100%   100%     94%    96%        6,887       6,684       6,682       5,327      4,814
 Niles, MI

Briar Hills                     96%   100%    92%     92%    94%        6,261       6,007       6,055       4,465      4,461
 South Haven, MI

Heritage Estates I             100%   100%   100%    100%    99%        5,584       5,264       5,202       5,176      4,940
 St. Louis, MO

Heritage Estates II            100%   100%   100%    100%   100%        5,596       5,314       5,185       5,193      4,968
 St. Louis, MO

Highland Manor                  97%   100%   100%    100%    98%        7,033       6,805       6,616       6,515      7,584
 Birmingham, AL

Indian Hills                   100%   100%    95%    100%   100%        6,122       5,864       5,817       5,272      5,070
 Townhouses
 Dowagiac, MI

Lakewood Apts.                 100%   100%   100%    100%    98%        4,572       4,509       4,525       4,305      4,269
 Eufaula, AL

Meadow Lanes Apts.              95%    92%    95%     97%    98%        6,443       6,361       6,318       6,216      6,174
 Holland, MI

Monterey/Hillcrest              96%    99%    93%     96%    92%        9,023       8,954       8,629       8,559      8,992
 Waukesha, WI

Victorian Towers                98%    96%    94%     96%    99%        6,391       6,533       5,199       5,196      4,989
 Cape May, NJ

Villa Mirage I                  97%    99%   100%    100%   100%        9,430       9,599       9,685       9,522      9,699
 Rancho Mirage, C

Villa Mirage II                 99%    99%   100%    100%   100%        9,603       9,612       9,537       9,580      9,580
 Rancho Mirage, CA


                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued

                                                                                     Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                            for the Years Ended
                                      As of December 31,                                   December 31,
 Name and Location            ----------------------------------      -------------------------------------------------------
of Apartment Complex          2002   2001    2000    1999   1998        2002        2001        2000        1999       1998
--------------------          ----   ----    ----    ----   ----      --------    --------    --------    --------   --------
Village Green                  95%   100%    100%     92%    97%      $ 4,472     $ 4,497     $ 4,120     $ 3,849    $ 3,886
 Reedsburg, WI

Village Square                 94%    92%     92%     83%    94%        4,900       4,633       4,232       4,362      4,243
 Barabou, WI

Village Squire I & II          96%    96%     97%     97%    90%        6,593       6,785       6,550       6,152      5,902
 Canton, MI

Village Squire III             95%    90%     98%     97%    93%        6,518       6,670       6,511       6,199      5,820
 Canton, MI

Walsh Park                     99%   100%     99%     96%    99%       12,327      11,956      11,514       8,940     11,653
 Chicago, IL

Windham Village               100%   100%    100%    100%   100%       11,568      10,857      10,632      10,572     10,474
 Santa Rosa, CA
                              ---    ---     ---     ---    ---       -------     -------     -------     -------    -------

Totals(3) 21                   97%    97%     97%     96%    97%      $ 7,244     $ 7,122     $ 6,898     $ 6,463    $ 6,519
                              ===    ===     ===     ===    ===       =======     =======     =======     =======    =======


(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 2002.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.

(5) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration in 2003.

(6) Entered Mark-to-Market program in May 1998. The Section 8 HAP contract will be renewed annually.

(7) On February 24, 2003, the Partnership's interest in Briar Hills was transferred to the purchase money noteholder. See the notes to the consolidated financial statements for additional information concerning the transfer.

(8) On February 24, 2003, the Partnership's interest in Indian Hills was transferred to the purchase money noteholder. See the notes to the consolidated financial statements for additional information concerning the transfer.


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

     On January 16, 2002, the Partnership's interest in Audubon Towers was transferred to the purchase money noteholders. See the notes to the consolidated financial statements for additional information concerning the transfer.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     On February 24, 2003, the Partnership's interest in Briar Hills was transferred to the purchase money noteholders. See the notes to the consolidated financial statements for additional information concerning the transfer.

     On February 24, 2003, the Partnership's interest in Indian Hills was transferred to the purchase money noteholders. See the notes to the consolidated financial statements for additional information concerning the transfer.


ITEM 2. PROPERTIES
        ----------

         Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-III Limited Partnership indirectly holds an interest in the real estate owned by the Local Partnership. See Part I, Item 1 for information concerning these properties.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     In late 1999, the removed local general partner and the other local general partner (collectively, the "LGPs"), and the sole shareholder of the former initiated lawsuits seeking to compel the dissolution of the Villa Mirage I and II Local Partnerships and the sale of their respective properties. Both actions were stayed while the disputes moved to arbitration in accordance with the Local Partnership Agreements. In August 2000, the LGPs voluntarily dismissed their claims in both the state court and the arbitration actions, without prejudice. The Partnership and its affiliate maintained their claims for an accounting. The arbitration hearings took place in January 2001. In April 2001, an arbitration award in favor of Village Mirage I and Villa Mirage II found that the removal of the LGPs was proper and issued money judgments against both LGPs. See the notes to the consolidated financial statements for additional information concerning this matter.

     In February, 2001, the Partnership and two affiliates were served in a state court action for declaratory judgment and damages in connection with a purchase money note allegedly assigned to the plaintiff secured by the Partnership's interests in Woodside Village. When that property was sold in October 2000, the original payee (and then managing partner of Woodside Village) agreed to indemnify the Partnership for any claims in connection with the purchase money notes. The original payee (which is also a defendant) settled the lawsuit with no liability to the Partnership. See the notes to the consolidated financial statements for additional information concerning this matter.

     In December 2001, the Partnership,  its affiliate,  C.R.H.C.,  Incorporated
(CRHC), and the Winchester Gardens Local Partnership were served with a wrongful death action. The Partnership and CRHC were dismissed as defendants because they sold their partnership interests in Winchester Gardens prior to the date the claim arose.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II
                                     -------


ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
        -------------------------------------------------
          AND RELATED PARTNERSHIP MATTERS
          -------------------------------

     (a) There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

                            Registered Tender Offers
                            ------------------------

          On May 11, 2001, Equity Resource Lexington Fund Limited Partnership (Lexington) initiated a registered tender offer to purchase up to 12,000 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired June 8, 2001. On May 17, 2002, Lexington initiated a registered tender offer to purchase up to 6,000 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired June 17, 2002. Lexington is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Lexington and do not necessarily represent the fair market value of each Unit.

          In response to the Lexington registered tender offers, on May 24, 2001, and May 28, 2002, the Managing General Partner filed Schedules 14D-9. In those filings, the Managing General Partner recommended that Limited Partners reject the Lexington offers because it viewed the offer prices as inadequate.

                           Unregistered Tender Offers
                           --------------------------

          On March 15, 2001, Bond Purchase, L.L.C. (Bond) initiated an unregistered tender offer to purchase 2,980 of the outstanding Units in the Partnership at a price of $53 per Unit; the offer expired April 30, 2001. On October 9, 2001, Bond initiated an unregistered tender offer to purchase 1,411 of the outstanding Units in the Partnership at a price of $131 per Unit; the offer expired November 30, 2001. (However, transfers of outstanding Units due to sales transactions were not being recognized by the Partnership between July 17, 2001 and December 31, 2001; see the final paragraph of this Item 5.a.) Bond is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Bond and do not necessarily represent the fair market value of each Unit.

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

          The Managing General Partner did not express any opinion and remained neutral toward the unregistered tender offers for the purchase of Units described above.

                                     PART II
                                     -------


ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
        -------------------------------------------------
          AND RELATED PARTNERSHIP MATTERS - Continued
          -------------------------------

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

     (b) As of March 27, 2003 there were 4,335 registered holders of Units in the Partnership.

     (c) On November 16, 2001, the Partnership made a cash distribution of $598,820 ($10 per Unit) to Additional Limited Partners who were holders of record as of October 1, 2001. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On September 11, 2002, the Partnership made a cash distribution of $37,054 to the General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when distributions had been made only to the Additional Limited Partners. On December 2, 2002, the Partnership made a cash distribution of $111,340 to the General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On December 6, 2002, the Partnership made a cash distribution of $3,592,920 ($60 per unit) to Additional Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships.

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

     The Managing General Partner has sold, and will continue to sell, certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to tax credit and not-for-profit purchasers. Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has sold or refinanced, and will continue to sell or refinance, certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

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

     Finally, under HUD's "Mark-up-to-Market"  program, properties with expiring
Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 HAP contract rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined adjustment factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 HAP contracts not to convert these properties to market rate housing.

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

     There have been no major changes in federal housing policy in 2002.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     Eight properties in which the Partnership is invested as of December 31, 2002, have Section 8 HAP contracts which, as extended, will expire in 2003. The
Section 8 HAP contracts cover all or most of the apartment units in seven of the eight properties. The following chart presents information concerning these eight properties.

                                                            Units              Original           Renewed
                                                        Authorized for       Expiration of      Expiration of
                                       Number of       Rental Assistance       Section 8          Section 8
         Property                     Rental Units      Under Section 8      HAP Contract       HAP Contract
         --------                     ------------     -----------------     -------------     --------------
         Bartley Manor                     70                 69                07/31/98         05/31/03
         Briar Crest I                     53                 53                06/30/98         09/30/03
         Briar Crest II                    49                 49                06/30/98         09/30/03
         Briar Hills (1)                   50                 33                09/30/97         12/31/03
         Indian Hills (2)                  40                 24                09/30/97         12/31/03
         Monterey/Hillcrest               300                 60                12/13/03               --
         Village Green                     36                 36                09/30/98         04/30/03
         Village Square                    48                 48                09/30/98         04/30/03
                                        -----              -----

              Total                       646                372
                                        =====              =====

(1) On February 24, 2003, the Partnership's interest in Briar Hills was transferred to the purchase money noteholder. See the notes to the consolidated financial statements for additional information concerning the transfer.

(2) On February 24, 2003, the Partnership's interest in Indian Hills was transferred to the purchase money noteholder. See the notes to the consolidated financial statements for additional information concerning the transfer.

     The carrying amount of the Partnership's investments in the six Local Partnerships (excluding Briar Hills and Indian Hills, in which the Partnership's interests were transferred in February 2003) with Section 8 HAP contracts expiring in 2003 was $2,736,072.

     The Managing General Partner continues to seek strategies to deal with affordable housing policy. While the Managing General Partner cannot predict the outcome for any particular property at this time, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that maximize benefits to investors.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2002 the Partnership had 4,335 investors who subscribed to a total of 60,000 units of limited partnership interest in the original amount of $60,000. The Partnership originally made investments in 37 Local Partnerships, of which 21 remain at December 31, 2002. The Partnership's liquidity, with unrestricted cash resources of $4,845,110 as of December 31, 2002, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 27, 2003, there were no material commitments for capital expenditures.

     During 2002 and 2001, the Partnership received cash distributions of $853,443 and $1,305,576, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $7,740,100, plus aggregate accrued interest of $15,305,640, as of December 31, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The purchase money note related to Audubon Towers, in the principal amount of $1,275,000, matured on January 1, 1999, and was extended during 2000 to January 15, 2001. Under the extension agreement, documents transferring the Partnership's interest in Audubon Towers to the noteholders were placed in escrow. On January 16, 2002, the Partnership's interest was transferred to the noteholders.

     The purchase money note related to Congress Plaza, in the principal amount of $500,000, matured on January 1, 1999, and was extended during 1999 to January 1, 2002. Under the extension agreement, documents transferring the Partnership's interest in Congress Plaza to the noteholder were placed in escrow. In January 2002, the Partnership's interest was transferred to the noteholder.

     The purchase money notes related to Briar Hills and Indian Hills, in the principal amount of $403,100 and $277,000, respectively, matured on January 1, 2002, and were extended during 2002 to January 2, 2003. Under the extension agreement, documents transferring the Partnership's interests in Briar Hills and Indian Hills to the noteholders were placed in escrow. In February 2003, the Partnership's interests were transferred to the noteholders.

     The purchase money notes related to the following properties were extended during 2002.

                                       Original      Extended
         Property        Principal     Maturity      Maturity
         --------        ---------     --------      --------
         Briar Hills     $403,100      01/01/02      01/02/03 (see below)
         Indian Hills     277,000      01/01/02      01/02/03 (see below)

     The purchase money notes related to the following properties have matured and have not been paid or extended as of March 27, 2003.

         Property                            Principal         Maturity
         --------                           ----------         --------
         Heritage Estates I                 $2,600,000         01/01/99
         Heritage Estates II                 1,800,000         01/01/99
         Victorian Towers                      900,000         01/01/99

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2001, 2002, and through March 27, 2003.

         Property            Principal        Date          Disposition
         --------           ----------    -------------     ------------
         Glen Agnes         $  850,000    December 2001     Transferred via sale
         Meadow Lanes          650,000    December 2001     Paid Off
         Audubon Towers      1,275,000    January 2002      Transferred
         Congress Plaza        500,000    January 2002      Transferred
         Briar Crest I         470,050    May 2002          Paid Off
         Briar Crest II        361,120    May 2002          Paid Off
         Briar Hills           403,100    February 2003     Transferred
         Indian Hills          277,000    February 2003     Transferred

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

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnership.

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

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 21 Local Partnerships in which the Partnership is invested as of December 31, 2002, the three Local Partnerships with associated purchase money notes which mature through December 31, 2003 and which remain unpaid or unextended as of March 27, 2003, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                             Percentage of Total        Partnership's Share of
        For the Year       Distributions Received            Income from
           Ended           from Local Partnerships        Local Partnerships
     -----------------     -----------------------      ----------------------
     December 31, 2002               20%                     $230,682
     December 31, 2001               13%                     $122,587

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

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the years ended December 31, 2002 and 2001, the receipt of distributions from Local Partnerships (and existing cash reserves in 2002) were adequate to support operating cash requirements. Cash and cash equivalents decreased by $6,472,263 during 2002, as cash was used to pay off two purchase money notes and related interest, and to make distributions to partners, and as cash used in operating activities exceeded the receipt of distributions from partnerships.

     On November 16, 2001, the Partnership made a cash distribution of $598,820 ($10 per Unit) to Additional Limited Partners who were holders of record as of October 1, 2001. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On September 11, 2002, the Partnership made a cash distribution of $37,054 to the General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when distributions had been made only to the Additional Limited Partners. On December 2, 2002, the Partnership made a cash distribution of $111,340 to General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On December 6, 2002, the Partnership made a cash distribution of $3,592,920 ($60 per unit) to Additional Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. The Managing General Partner intends to retain all of the Partnerships remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for future working capital needs.

                              Results of Operations

2002 Versus 2001
----------------

     The Partnership's net income for the year ended December 31, 2002, decreased from the corresponding period in 2001, primarily due to a decrease in share of income from Partnerships related to increased operating expenses at three properties, the cessation of income from two properties transferred during 2002, and a decrease in grant funding at one property. Contributing to the decrease in net income were gain from extinguishment of debt related to four Local Partnerships in 2002 which was less than the corresponding gain from extinguishment of debt related to two Local Partnerships in 2001, a decrease in interest revenue related to lower cash and cash equivalent balances and lower interest rates in 2002, and an increase in general and administrative expenses, primarily due to fees paid in 2002 in conjunction with the discounted payoffs of the purchase money notes related to Briar Crest I and Briar Crest II. Partially offsetting the decrease in net income were a decrease in interest expense due to lower purchase money note balances, a loss on disposition of investments in partnerships recognized in 2001 but not in 2002, a decrease in professional fees related to lower legal fees, and a nominal decrease in amortization of deferred costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2002 and 2001, did not include losses of $409,615 and $403,190, respectively. Distributions of $501,281 and $491,057, received from five Local Partnerships during both 2002 and 2001, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

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

     The combined rental revenues for the Partnership's remaining 21 properties for the five years ended December 31, 2002, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in 2002 and in prior years.

                                                       For the years ended December 31,
                       -------------------------------------------------------------------------------------------------
                          2002                  2001                  2000                  1999                  1998
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $20,170,032           $20,001,827           $19,255,087           $18,278,390           $18,458,251

Annual Percentage
  Increase (Decrease)                0.8%                  3.9%                  5.3%                  (1.0)%



ITEM 7. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part III.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

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

William B. Dockser, 66, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 56, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

Susan R. Campbell, 44, was Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland. Ms. Campbell resigned her position effective March 29, 2002.

     (c) There is no family relationship between any of the foregoing directors and executive officers.

     (d)  Involvement in certain legal proceedings.

          None.

                                      III-1

                                    PART III
                                    --------


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     (a), (b), (c), (d), (e), (f), (g), and (h)

     The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required by Item 10 is incorporated herein by reference to Notes 3 and 4 of the notes to consolidated financial statements contained in Part III.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at March 27, 2003.

                                                                   % of Total
           Name and Address              Amount and Nature        Units Issued
           of Beneficial Owner        of Beneficial Ownership    and Outstanding
           -------------------        -----------------------    ---------------

           Equity Resource Group,             9,199 Units               15.4%
             Incorporated, et. al.
             14 Story Street
             Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 27, 2003, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

              Name of                    Amount and Nature        % of Total
          Beneficial Owner            of Beneficial Ownership    Units Issued
          ----------------            -----------------------    ------------

          William B. Dockser                   None                  0.0%
          H. William Willoughby                None                  0.0%
          All Directors and Officers
            as a Group (2 persons)             None                  0.0%

     (c)  Changes in control.

          There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

                                     III-2

                                    PART III
                                    --------


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

          c.   Certification of Periodic Financial Report.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2002.


ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

     In February 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.


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




March 27, 2003                         by:  /s/ William B. Dockser
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


March 27, 2003                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President,
                                              and Secretary




March 27, 2003                         by:  /s/ Michael J. Tuszka
--------------                              ------------------------------------
DATE                                        Michael J. Tuszka,
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)


                                      III-5

                         CERTIFICATION OF ANNUAL REPORT
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         I, Michael J. Tuszka, certify that:

         1. I have reviewed this annual report on Form 10-KSB of CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                      III-6

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-III
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



March 28, 2003                           by:  /s/ Michael J. Tuszka
--------------                                ----------------------------------
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

                                      III-7

                         CERTIFICATION OF ANNUAL REPORT
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         I, William B. Dockser, certify that:

         1. I have reviewed this annual report on Form 10-KSB of CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                      III-8

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-III
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



March 28, 2003                           by:  /s/ William B. Dockser
--------------                                ----------------------------------
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

                                      III-9

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



To the Partners
Capital Realty Investors-III Limited Partnership


     We have audited the accompanying consolidated balance sheets of Capital Realty Investors-III Limited Partnership (a Maryland limited partnership), as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $875,272 and $1,631,240 of income in 2002 and 2001, respectively, included in the Partnership's net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-III Limited Partnership as of December 31, 2002 and 2001, and the consolidated results of its operations, changes in partners' deficit, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                       Grant Thornton LLP


Vienna, Virginia
March 20, 2003

                                     III-10

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                               December 31,
                                                                                      ----------------------------
                                                                                          2002            2001
                                                                                      ------------    ------------
Investments in partnerships .......................................................   $  7,780,555    $  7,358,868
Investment in partnerships held for transfer ......................................             --       1,650,645
Investment in partnerships held in escrow .........................................      1,755,262       6,765,444
Cash and cash equivalents .........................................................      4,845,110      11,317,373
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $369,168 and $349,938, respectively ..........        207,724         226,954
Property purchase costs,
  net of accumulated amortization of $338,684 and $320,457, respectively ..........        208,135         226,363
Other assets ......................................................................            112             378
                                                                                      ------------    ------------

      Total assets ................................................................   $ 14,796,898    $ 27,546,025
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  7,859,644    $ 10,465,814
Accrued interest payable ..........................................................     15,339,616      23,030,108
Accounts payable and accrued expenses .............................................        152,707         111,226
                                                                                      ------------    ------------

      Total liabilities ...........................................................     23,351,967      33,607,148
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (12,021,685)     (8,280,371)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (50,379,951)    (51,627,319)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (8,555,069)     (6,061,123)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 14,796,898    $ 27,546,025
                                                                                      ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     III-11

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           For the years ended
                                                                               December 31,
                                                                       --------------------------
                                                                          2002           2001
                                                                       -----------    -----------
Share of income from partnerships ..................................   $ 1,379,260    $ 2,153,901
                                                                       -----------    -----------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ...............................     1,706,398      2,118,661
    Interest .......................................................       114,874        431,407
                                                                       -----------    -----------

                                                                         1,821,272      2,550,068
                                                                       -----------    -----------

  Expenses:
    Interest .......................................................     1,076,193      1,671,904
    Management fee .................................................       300,000        300,000
    General and administrative .....................................       419,181        239,168
    Professional fees ..............................................       120,333        193,317
    Amortization of deferred costs .................................        37,457         42,561
                                                                       -----------    -----------

                                                                         1,953,164      2,446,950
                                                                       -----------    -----------

      Total other revenue and expenses .............................      (131,892)       103,118
                                                                       -----------    -----------

Income before loss on disposition of investments in partnerships ...     1,247,368      2,257,019

Loss on disposition of investments in partnerships .................            --       (301,904)
                                                                       -----------    -----------

Net income .........................................................   $ 1,247,368    $ 1,955,115
                                                                       ===========    ===========


Net income allocated to General Partners (1.51%) ...................   $    18,835    $    29,522
                                                                       ===========    ===========

Net income allocated to Initial and Special Limited Partners (1.49%)   $    18,586    $    29,131
                                                                       ===========    ===========

Net income allocated to Additional Limited Partners (97%) ..........   $ 1,209,947    $ 1,896,462
                                                                       ===========    ===========

Net income per unit of Additional Limited Partner Interest,
  based on 60,000 units outstanding ................................   $     20.17    $     31.61
                                                                       ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     III-12

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT





                                                                          Initial and
                                                                            Special          Additional
                                                           General          Limited           Limited
                                                           Partners         Partners          Partners            Total
                                                          ----------      -----------       ------------       -----------
Partners' deficit, January 1, 2001                        $(830,382)      $(820,051)        $(5,766,985)       $(7,417,418)

  Net income                                                 29,522          29,131           1,896,462          1,955,115

  Distribution of $10.00 per unit
    of Additional Limited Partner Interest                       --              --            (598,820)          (598,820)
                                                          ---------       ---------         -----------        -----------

Partners' deficit, December 31, 2001                       (800,860)       (790,920)         (4,469,343)        (6,061,123)

  Net income                                                 18,835          18,586           1,209,947          1,247,368

  Distribution of $60.00 per unit
    of Additional Limited Partner Interest                       --              --          (3,592,920)        (3,592,920)

  Distributions to General Partners
    and Initial and Special Limited Partners                (74,722)        (73,672)                 --           (148,394)
                                                          ---------       ---------         -----------        -----------

Partners' deficit, December 31, 2002                      $(856,747)      $(846,006)        $(6,852,316)       $(8,555,069)
                                                          =========       =========         ===========        ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                                     III-13

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the years ended
                                                                                            December 31,
                                                                                  ----------------------------
                                                                                     2002             2001
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  1,247,368    $  1,955,115

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (1,379,260)     (2,153,901)
    Amortization of deferred costs ............................................         37,457          42,561
    Loss on disposition of investments in partnerships ........................             --         301,904
    Gain from extinguishment of debt ..........................................     (1,706,398)     (2,118,661)

    Changes in assets and liabilities:
      Advances made to Local Partnerships, net ................................           (485)             --
      Decrease in other assets ................................................            266           4,662
      Increase in accrued interest payable ....................................      1,076,193       1,671,904
      Payment of purchase money note interest .................................       (340,424)       (301,193)
      Increase (decrease) in accounts payable and accrued expenses ............         41,481         (32,017)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................     (1,023,802)       (629,626)
                                                                                  ------------    ------------


Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        853,443       1,305,576
  Proceeds from disposition of investments in partnerships, net ...............             --         383,922
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        853,443       1,689,498
                                                                                  ------------    ------------


Cash flows from financing activities:
  Payoff of purchase money notes and related interest .........................     (2,560,590)     (1,500,000)
  Distributions to General Partners and Initial and Special Limited Partners ..       (148,394)             --
  Distributions to Additional Limited Partners ................................     (3,592,920)       (598,820)
                                                                                  ------------    ------------

        Net cash used in financing activities .................................     (6,301,904)     (2,098,820)
                                                                                  ------------    ------------

Net decrease in cash and cash equivalents .....................................     (6,472,263)     (1,038,948)

Cash and cash equivalents, beginning of year ..................................     11,317,373      12,356,321
                                                                                  ------------    ------------

Cash and cash equivalents, end of year ........................................   $  4,845,110    $ 11,317,373
                                                                                  ============    ============


Supplemental disclosure of cash flow information:
  Cash paid during the year for interest ......................................   $  2,069,844    $  1,151,193
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

                                     III-14

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-III Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983, and shall continue until December 31, 2037, unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted or conventionally financed apartment properties located throughout the United States, which provide housing principally to the elderly or to individuals and families of low or moderate income.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner is Rockville Pike Associates Limited
     Partnership-III, a limited partnership which includes certain current officers and former employees of CRI or its affiliates. The Special Limited Partner is Two Broadway Associates II, a limited partnership comprised of an affiliate and employees of Merrill Lynch, Pierce, Fenner & Smith,
     Incorporated. Effective January 1, 2002, Two Broadway Associates II transferred its interest to MLH Merger Corporation and three individuals.

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

     d.   Investments in partnerships
          ---------------------------

          The investments in Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships or intermediary partnerships. Under this method, the carrying amount of the investments in Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2002 and 2001, the Partnership's share of cumulative losses of seven and six of the Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $9,039,716 and $8,695,304, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements. As of December 31, 2002, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $9,508,629.

                                     III-15

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     As of December 31, 2002 and 2001, cumulative cash distributions of $580,301 and $491,057, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships in the year received.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

     e.   Investment in partnerships held for transfer
          --------------------------------------------

          Due to the possible transfer of the Partnerships interests in Briar Hills and Indian Hills, as further discussed in Note 2.a., the Partnership's investment in these Local Partnerships was reclassified to investment in partnerships held for transfer in the accompanying consolidated balance sheet at December 31, 2001. Assets held for transfer are not recorded in excess of their estimated net realizable value.

     f.   Investment in partnerships held in escrow
          -----------------------------------------

          In July 1999, documents transferring the Partnership's interest in Audubon Towers to the noteholders were placed in escrow, as further discussed in Note 2.a. Accordingly, the Partnership's investment in this Local Partnership was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2001. In May 1999, documents transferring the Partnership's interest in Congress Plaza to the noteholders were placed in escrow, as further discussed in
     Note 2.a. Accordingly, the Partnership's investment in this Local Partnership was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2001. In March and April 2002, documents transferring the Partnership's interests in Briar Hills and Indian Hills to the noteholders were placed in escrow, as further discussed in Note 2.a. Accordingly, the Partnership's investment in these Local Partnerships was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2002. Assets held in escrow are not recorded in excess of their estimated net realizable value.

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

                                     III-16

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

     k.   Fair value of financial instruments
          -----------------------------------

          The consolidated financial statements include estimated fair value information as of December 31, 2002, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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

     l.   New accounting pronouncements
          -----------------------------

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142),
     Goodwill and Other Intangible Assets, which supercedes Accounting Principles Board Opinion No. 17, Intangible Assets. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal year 2002. The adoption of SFAS No. 142 did not have a material effect on the financial position or results of operations of the Partnership.

                                     III-17

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. Among other provisions, SFAS No. 144 sets forth the six criteria, all of which must be met, before a long-lived asset to be sold shall be classified as held for sale. SFAS is effective for fiscal year 2002. The adoption of SFAS No. 144 did not have a material effect on the financial position or results of operations of the Partnerships.

          In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145),
     Recission of FASB  Statements No. 4, 44, and 64, .... SFAS No. 145 rescinds
     Statement of Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Accordingly, gain from extinguishment of debt previously reported as extraordinary for the year ended December 31, 2001, has been reclassified in the accompanying statement of operations for that period to conform to the presentation required by SFAS No. 145.

          In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have on the Partnership's financial condition and results of operations related to the Partnership's investments in Local Partnerships, and has complied with the disclosure requirements of FIN 46 in these consolidated financial statements.


2.   INVESTMENTS IN PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2002 and 2001, the Partnership held limited partner interests in 21 and 23 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships follow.

                                     III-18

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                                            December 31,
                                                                  ---------------------------------
                                                                     2002                  2001
                                                                  -----------           -----------
                  Due to local general partners:                  $   119,544           $   119,544

                  Purchase money notes due in:
                    1999                                            5,300,000             5,300,000
                    2001                                                   --             1,275,000
                    2002                                                   --             1,331,170
                    2003                                              680,100               680,100
                    2004                                            1,760,000             1,760,000
                                                                  -----------           -----------

                        Subtotal                                    7,859,644            10,465,814
                                                                  -----------           -----------

                  Accrued interest payable                         15,339,616            23,030,108
                                                                  -----------           -----------

                        Total                                     $23,199,260           $33,495,922
                                                                  ===========           ===========


          The amounts due to local general partners will be paid upon the occurrence of certain specific events, as outlined in the respective Local Partnership's partnership agreement.

          The remaining purchase money notes have stated interest rates ranging from 5.57% to 9%, certain of which are compounded annually. The purchase money notes are non- recourse, but their terms provide for payment in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

          The purchase money note related to Audubon Towers, in the principal amount of $1,275,000, matured on January 1, 1999, and was extended during 2000 to January 15, 2001. Under the extension agreement, documents transferring the Partnership's interest in Audubon Towers to the noteholders were placed in escrow. On January 16, 2002, the Partnership's interest was transferred to the noteholders.

          The purchase money note related to Congress Plaza, in the principal amount of $500,000, matured on January 1, 1999, and was extended during 1999 to January 1, 2002. Under the extension agreement, documents transferring the Partnership's interest in Congress Plaza to the noteholder were placed in escrow. In January 2002, the Partnership's interest was transferred to the noteholder.

          The purchase money notes related to Briar Hills and Indian Hills, in the principal amount of $403,100 and $277,000, respectively, matured on January 1, 2002, and were extended during 2002 to January 2, 2003. Under the extension agreement, documents transferring the Partnership's interests in Briar Hills and Indian Hills to the noteholders were placed in escrow. In February 2003, the Partnership's interests were transferred to the noteholders.

                                     III-19

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          The purchase money notes related to the following properties have matured and have not been paid or extended as of March 27, 2003.

     Property                            Principal          Maturity
     --------                           ----------          --------
     Heritage Estates I                 $2,600,000          01/01/99 (1)
     Heritage Estates II                 1,800,000          01/01/99 (1)
     Victorian Towers                      900,000          01/01/99 (1)

     (1)  Agreement in principle to extend to January 1, 2004. See below.

          The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2001, 2002, and through March 27, 2003.

     Property           Principal         Date        Disposition
     --------          ----------     -------------   -----------
     Glen Agnes        $  850,000     December 2001   Transferred via sale
     Meadow Lanes         650,000     December 2001   Paid Off
     Audubon Towers     1,275,000     January 2002    Transferred
     Congress Plaza       500,000     January 2002    Transferred
     Briar Crest I        470,050     May 2002        Paid Off
     Briar Crest II       361,120     May 2002        Paid Off
     Briar Hills          403,100     February 2003   Transferred
     Indian Hills         277,000     February 2003   Transferred

          The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnership.

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

          The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of

                                     III-20

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 21 Local Partnerships in which the Partnership is invested as of December 31, 2002, the three Local Partnerships with associated purchase money notes which mature through December 31, 2003, and which remain unpaid or unextended as of March 27, 2003, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                              Percentage of Total      Partnership's Share of
        For the Year        Distributions Received          Income from
           Ended            from Local Partnerships      Local Partnerships
     -----------------      -----------------------    ----------------------

     December 31, 2002                20%                   $230,682
     December 31, 2001                13%                   $122,587

          The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2002 and 2001 was $1,076,193 and $1,671,904,
     respectively. The accrued interest payable on the purchase money notes of $15,305,640 and $22,996,132 as of December 31, 2002 and 2001, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

          Due to the anticipated difficulty in dealing with the local general partner, the Partnership offered the noteholders an alternative to accepting the assignment of the Partnership's interest in its entirety during the first quarter of 2002. The alternative would be to transfer one-half of the Partnership's interest in Audubon Towers in exchange for one-half of the then outstanding balance of the purchase money note principal and accrued interest effective January 16, 2002, with the remaining one-half of the Partnership's interest in Audubon Towers to be transferred on January 16, 2003. The Partnership believed that the alternative might assist the noteholders in obtaining the unaffiliated general partner's consent to admit them to the Local Partnership, since it would avoid a tax termination of the Local Partnership. The noteholders indicated interest in restructuring the assignment in this manner, but did not make a final decision pending further negotiations with the local general partner. Therefore, the Partnership's financial statements for the first and second quarters of 2002 reflected a 50% transfer in Audubon Towers effective January 16, 2002. However, in July 2002, the noteholders advised the Partnership that they had determined that restructuring the assignment would not help with their admission to the Local Partnership. Accordingly, the Partnership's consolidated financial statements reflect the transfer of the remaining 50% of its interest in Audubon Towers, with an effective date of January 16, 2002, in the third quarter of 2002. The transfer of the Partnership's interest in Audubon Towers to the noteholders resulted in gain from extinguishment of debt of $136,018 for financial statement purposes in 2002, and in a total gain of $4,778,423 for federal tax purposes in 2002.

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

                                     III-22

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          Due to the possible transfer of the Partnership's interest in Briar Hills and Indian Hills to the noteholders, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and property purchase costs, which totaled $661,294 and $989,351, respectively, as of December 31, 2001, were reclassified to investment in partnerships held for transfer in the accompanying consolidated balance sheet at December 31, 2001. At the time of such reclassification, an impairment loss of $660,826, relating to the Partnership's investment in Indian Hills, was recognized. In late March and early April 2002, the noteholders agreed to extend the maturity date of the Briar Hills and Indian Hills notes until January 2, 2003. At that time, the Partnership put assignments of its interests in Briar Hills and Indian Hills in escrow. Accordingly, the Partnership's basis in Briar Hills and Indian Hills, along with net unamortized acquisition fees and property purchases costs, which totaled $744,234 and $1,011,028 as of December 31, 2002, respectively, was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2002. On February 24, 2003, the Partnership's interests in Briar Hills and Indian Hills were transferred to the noteholders. The transfer of the Partnership's interest to the noteholders will result in gain from extinguishment of debt of approximately $700,000 and $5,000 for Briar Hills and Indian Hills, respectively, for financial statement purposes in 2003, and in cancellation of indebtedness income of approximately $1,500,000 and $1,200,000 for Briar Hills and Indian Hills, respectively, for federal tax purposes in 2003.

                                 Congress Plaza
                                 --------------

          The Partnership defaulted on its purchase money note related to Kapetan Associates Limited Partnership (Congress Plaza) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $775,000 and $2,162,200, respectively. On May 19, 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to January 1, 2002, in exchange for a partial principal payment. Under the extension agreement, documents transferring the Partnership's interest in Congress Plaza to the noteholder were placed in escrow to be released to the noteholder upon the earlier of
     (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note on or before January 1, 2002. Accordingly, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,643,072 as of December 31, 2001, was reclassified to investments in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2001. In January 2002, the Partnership's interest in Congress Plaza was transferred to the noteholder. The transfer of the Partnership's interest in Congress Plaza to the noteholder resulted in gain from extinguishment of debt of $1,267,929 for financial statement purposes in 2002, and in a total gain of $2,345,627 for federal tax purposes in 2002.

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

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

          The Partnership defaulted on the purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of March 27, 2003, principal and accrued interest of $2,600,000 and
     $5,533,024,  respectively,  for  Heritage  Estates  I, and  $1,800,000  and
     $3,466,511, respectively, for Heritage Estates II were due. The Managing General Partner and the purchase money noteholders agreed in principle to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II to January 1, 2004, and the noteholders are currently reviewing documents to implement the extensions. There is no assurance that extensions of the maturity dates will be finalized.

                                 Highland Manor
                                 --------------

          The Partnership and the holders of the purchase money notes (in the original principal amount of $1,760,000) related to Highland Manor, Limited (Highland Manor) have extended the maturity date thereof from January 1, 1999 to January 1, 2004, subject to the noteholders' right to accelerate the maturity date upon nine months' notice. In connection with the extension, in addition to the payments required to be made to the noteholders by the Partnership from cash flow distributions from Highland Manor, the Partnership agreed to make annual payments to the noteholders on January 15th of each calendar year commencing January 15, 2000. On October 23, 1998, the Partnership made a payment of interest, which was held in escrow, along with the purchase money note modification documents, until January 1999, at which time the funds were released to the noteholders. This payment has been, and subsequent payments will be, applied first to payment of accrued interest, and thereafter to principal. In January 2000, 2001, 2002 and 2003 the Partnership made the annual payment as agreed under the extension documents.

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

                                Victorian Towers
                                ----------------

          The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of March 27, 2003, principal and accrued interest of $900,000 and $2,238,441 were due. The Managing General Partner reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is awaiting execution of the related documents. There is no assurance that an extension of the maturity date will be finalized.

     b.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 97.01% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invested in the Local Partnership. As stipulated by the Local Partnership's partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2002 and 2001, the Partnership received cash distributions from the rental operations of the Local Partnerships of $853,443 and $1,305,576, respectively. As of December 31, 2002 and 2001, 14 and 19, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $714,694 and $1,304,999, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

                                     III-25

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          The cash distributions to the Partnership from the operations of the Local Partnerships may be limited by the Agencies' regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are generally required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property. In addition, local general partners have the authority to withhold funds if needed for property repairs, improvements, or other property needs.

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

                       Villa Mirage I and Villa Mirage II
                       ----------------------------------

          The Partnership's affiliate, C.R.H.C., Incorporated (CRHC), removed one of the Local Managing General Partners (LMGP) of Villa Mirage I and Villa Mirage II in December 1999, due to its failure to address problems identified in the 1998 audited financial statements of those lower tier partnerships, including overpayments to itself and its affiliated property management company. The removed LMGP and its shareholder and another unrelated local general partner filed lawsuits against the Partnership and CRHC with respect to both Villa Mirage I and II seeking, among other things, an accounting and dissolution of the partnerships and damages for alleged breaches of the respective partnership agreements (for refusal to approve proposed sales of the properties). The lawsuits did not purport to enjoin or reverse the removals of the LMGP. Subsequently, the same plaintiffs filed injunction actions seeking to compel the sales of the properties owned by Villa Mirage I and II. Both lawsuits were stayed while the disputes were to be resolved by arbitration in accordance with the respective Local Partnership agreements. In August 2000, the plaintiffs dismissed their litigation and arbitration claims without prejudice, but CRHC and the Partnership maintained their arbitration claims. The arbitration hearing was held in January 2001. In April 2001, an arbitration award in favor of Villa Mirage I, Villa Mirage II and another unrelated partnership found that the removals of the LMGP (and the other unrelated local general partner) were proper and ordered the former to pay $59,678 to Villa Mirage I, $9,522 to Villa Mirage II, and both LMGPs to reimburse the local partnerships for certain arbitration fees and costs. Liens for the collection of these awards were filed in California. One of the Local Managing General Partners subsequently paid his judgment in exchange for a lien release.

                                     III-26

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     d.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the 21 and 23 Local Partnerships in which the Partnership is invested as of December 31, 2002 and 2001, respectively, follow. The combined statement of operations for the year ended December 31, 2002, includes information for two Local Partnerships through the dates of transfer. The combined statement of operations for the year ended December 31, 2001, includes information for one Local Partnership through the date of sale.



                                              COMBINED BALANCE SHEETS

                                                                                       December 31,
                                                                             ---------------------------------
                                                                                 2002                  2001
                                                                             -----------           -----------
          Rental property, at cost, net of accumulated depreciation
            of $59,115,709 and $61,279,227, respectively                     $ 39,540,516          $46,773,992
          Land and land improvements                                            9,313,014            9,570,034
          Other assets                                                         11,644,909           16,589,611
                                                                             ------------          -----------

                Total assets                                                 $ 60,498,439          $72,933,637
                                                                             ============          ===========


          Mortgage notes payable                                             $ 65,456,366          $72,339,922
          Other liabilities                                                     6,924,611            7,445.124
                                                                             ------------          -----------

                Total liabilities                                              72,380,977           79,785,046

          Partners' deficit                                                   (11,882,538)          (6,851,409)
                                                                             ------------          -----------

                Total liabilities and partners' deficit                      $ 60,498,439          $72,933,637
                                                                             ============          ===========


                        COMBINED STATEMENTS OF OPERATIONS

                                                                                   For the years ended
                                                                                       December 31,
                                                                             ---------------------------------
                                                                                 2002                 2001
                                                                             -----------           -----------
          Revenue:
            Rental                                                           $20,170,032           $23,248,528
            Interest                                                             197,505               524,605
            Other                                                                739,380               959,209
                                                                             -----------           -----------

                Total revenue                                                 21,106,917            24,732,342
                                                                             -----------           -----------

          Expenses:
            Operating                                                         12,433,321            13,983,633
            Interest                                                           4,598,234             5,317,016
            Depreciation                                                       3,470,833             3,918,728
            Amortization                                                          62,877                64,227
                                                                             -----------           -----------

                 Total expenses                                               20,565,265            23,283,604
                                                                             -----------           -----------

          Net income                                                         $   541,652           $ 1,448,738
                                                                             ===========           ===========

     e.   Reconciliation of the Local Partnerships' financial
          ---------------------------------------------------
            statement net income to taxable income
            --------------------------------------

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

                                                                                  For the years ended
                                                                                      December 31,
                                                                             --------------------------------
                                                                                2002                  2001
                                                                             ----------            ----------
          Financial statement net income                                     $  541,652            $1,448,738

          Adjustments:
            Difference in tax depreciation using accelerated methods,
              net of depreciation on construction period expenses
              capitalized for financial statement purposes                    2,586,317             2,899,000

            Amortization for financial statement purposes
              not deducted for income tax purposes                               20,709                22,059

            Miscellaneous, net                                                  125,975                28,712
                                                                             ----------            ----------

          Taxable income                                                     $3,274,653            $4,398,509
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

          In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2002 and 2001, the Partnership paid $224,747 and $177,885, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

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

                                     III-28

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS - Continued

For each of the years ended December 31, 2002 and 2001, the Partnership paid the Managing General Partner a Management Fee of $300,000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fee was earned by the Managing General Partner or its affiliates for the years ended December 31, 2002 and 2001.


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

     All profits and losses prior to the first date on which Additional Limited Partners were admitted were allocated 98.49% to the Initial Limited Partners and 1.51% to the General Partners. Upon admission of the Special Limited Partner and the Additional Limited Partners, the interest of the Initial Limited Partners was reduced to 0.49%. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the Local Partnerships or their rental properties which are not reinvested shall be distributed and applied as follows:

     (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliate; such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
     (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
    (iii) to each partner in an amount equal to the positive balance in his capital account as of the date of the sale or refinancing, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale or refinancing and allocated pursuant to the Partnership Agreement;
     (iv) to the limited partners (A) an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds, plus
          (B) an additional amount equal to a cumulative non-compounded six percent return on each limited partners' capital contribution, reduced, but not below zero, by (1) an amount equal to 50% of the losses for tax purposes plus tax credits allocated to such limited partner and (2) distributions of net cash flow to each limited partner, such return, losses for tax purposes and net cash flow distributions commencing on the first day of the month in which the capital contribution was made;
      (v) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
     (vi) to the General Partners in the amount of their capital contributions;

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

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of an investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fee was earned by the Managing General Partner or its affiliates for the years ended December 31, 2002 and 2001.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, one percent to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On November 16, 2001, the Partnership made a cash distribution of $598,820 ($10 per Unit) to Additional Limited Partners who were holders of record as of October 1, 2001. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On September 11, 2002, the Partnership made a cash distribution of $37,054 to the General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when distributions had been made only to Additional Limited Partners. On December 2, 2002, the Partnership made a cash distribution of $111,340 to the General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On December 6, 2002, the Partnership made a cash distribution of $3,592,920 ($60 per unit) to Additional Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships.

     As defined in the Partnership Agreement, after the payment of distributions as described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2002 and 2001. The Managing General Partner intends to retain all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes and related accrued interest related to the Local Partnerships, and for future working capital needs.


                                     III-30

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE INCOME

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

                                                                                   For the years ended
                                                                                       December 31,
                                                                             --------------------------------
                                                                                2002                  2001
                                                                             ----------            ----------
Financial statement net income                                               $1,247,368            $1,955,115

Adjustments:
  Differences between financial statement net income
   and taxable income related to the Partnership's equity
   in the Local Partnerships' income or losses                                7,661,052             6,747,212

  Costs amortized over a shorter period for income tax purposes                  41,326                46,848
                                                                             ----------            ----------

Taxable income                                                               $8,949,746            $8,749,175
                                                                             ==========            ==========


                                      # # #


                                     III-31

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested.



                                     III-32