Form 10QSB
period 2003-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2003-05-13
CIK 722833

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


                  For the quarterly period ended March 31, 2003


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

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2003



                                                                          Page
                                                                          ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - March 31, 2003 and December 31, 2002........................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2003 and 2002..........  2

         Consolidated Statements of Cash Flows
           - for the three months ended March 31, 2003 and 2002..........  3

         Notes to Consolidated Financial Statements
           - March 31, 2003 and 2002.....................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  13

Item 3.  Controls and Procedures.........................................  17


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................  17

Item 5.  Other Information...............................................  17

Item 6.  Exhibits and Reports on Form 8-K................................  18

Signature................................................................  19

Certifications of Quarterly Report Pursuant to 18 U.S.C. Section 1350....  20

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                        March 31,     December 31,
                                                                                          2003           2002
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  5,573,559    $  7,780,555
Investment in partnership held for sale ...........................................      1,088,955              --
Investment in partnerships held in escrow .........................................      1,348,962       1,755,262
Cash and cash equivalents .........................................................      4,740,802       4,845,110
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $302,360 and $369,168, respectively ..........        160,680         207,724
Property purchase costs,
  net of accumulated amortization of $313,485 and $338,684, respectively ..........        186,040         208,135
Other assets ......................................................................            110             112
                                                                                      ------------    ------------

      Total assets ................................................................   $ 13,099,108    $ 14,796,898
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  7,179,544    $  7,859,644
Accrued interest payable ..........................................................     13,670,432      15,339,616
Accounts payable and accrued expenses .............................................         89,596         152,707
                                                                                      ------------    ------------

      Total liabilities ...........................................................     20,939,572      23,351,967
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (12,021,685)    (12,021,685)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (49,665,346)    (50,379,951)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (7,840,464)     (8,555,069)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 13,099,108    $ 14,796,898
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                        For the three months ended
                                                                              March 31, 2003
                                                                       ----------------------------
                                                                           2003            2002
                                                                       ------------    ------------
Share of income from partnerships ..................................   $    408,616    $    514,502
                                                                       ------------    ------------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ...............................        738,283       1,377,025
    Interest .......................................................          9,740          35,058
                                                                       ------------    ------------

                                                                            748,023       1,412,083
                                                                       ------------    ------------

  Expenses:
    Interest .......................................................        245,945         322,191
    Management fee .................................................         75,000          75,000
    General and administrative .....................................         80,793          67,342
    Professional fees ..............................................         32,275          31,025
    Amortization of deferred costs .................................          8,021           9,364
                                                                       ------------    ------------

                                                                            442,034         504,922
                                                                       ------------    ------------

      Total other revenue and expenses .............................        305,989         907,161
                                                                       ------------    ------------

Income before loss on disposition of investments in partnerships ...        714,605       1,421,663

Loss on disposition of investments in partnerships .................             --         (41,087)
                                                                       ------------    ------------

Net income .........................................................        714,605       1,380,576

Accumulated losses, beginning of period ............................    (50,379,951)    (51,627,319)
                                                                       ------------    ------------

Accumulated losses, end of period ..................................   $(49,665,346)   $(50,246,743)
                                                                       ============    ============



Net income allocated to General Partners (1.51%) ...................   $     10,791    $     20,847
                                                                       ============    ============


Net income allocated to Initial and Special Limited Partners (1.49%)   $     10,648    $     20,571
                                                                       ============    ============


Net income allocated to Additional Limited Partners (97%) ..........   $    693,166    $  1,339,158
                                                                       ============    ============

Net income per unit of Additional Limited Partner Interest,
  based on 60,000 units outstanding ................................   $      11.55    $      22.32
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the three months ended
                                                                                            March 31,
                                                                                  ----------------------------
                                                                                      2003            2002
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $    714,605    $  1,380,576

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (408,616)       (514,502)
    Gain from extinguishment of debt ..........................................       (738,283)     (1,377,025)
    Amortization of deferred costs ............................................          8,021           9,364
    Loss on disposition of investments in partnerships ........................             --          41,087

    Changes in assets and liabilities:
      Increase in advances to partnerships ....................................             --         (24,701)
      Decrease (increase) in other assets .....................................              2            (843)
      Increase in accrued interest payable ....................................        245,945         322,191
      Payment of purchase money note interest .................................       (100,000)       (100,000)
      Decrease in accounts payable and accrued expenses .......................        (63,111)        (21,540)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (341,437)       (285,393)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        237,129         241,913
                                                                                  ------------    ------------

Net decrease in cash and cash equivalents .....................................       (104,308)        (43,480)

Cash and cash equivalents, beginning of period ................................      4,845,110      11,317,373
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  4,740,802    $ 11,273,893
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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of March 31, 2003, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the interim period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2002.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), Recission of FASB
Statements No. 4, 44, and 64, .... SFAS No. 145 rescinds  Statement of Financial
Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Accordingly, gain from extinguishment of debt previously reported as extraordinary for the three months ended March 31, 2002, has been reclassified in the accompanying statement of operations for that period to conform to the presentation required by SFAS No. 145.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in Local Partnerships, and has complied with the disclosure requirements of FIN 46 in these financial statements. As of March 31, 2003, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $8,011,476.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $7,060,000 plus aggregate accrued interest of $13,636,456 as of March 31, 2003, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of March 31, 2003, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

     The purchase money note related to Victorian Towers, in the principal amount of $900,000, matured on January 1, 1999, and has not been paid or extended as of May 13, 2003.

     The maturity dates of the purchase money notes related to the following properties were extended during 2002.

                                            Original       Extended
     Property                Principal      Maturity       Maturity
     --------                ----------     --------       --------

     Heritage Estates I      $2,600,000     01/01/99       01/01/04
     Heritage Estates II      1,800,000     01/01/99       01/01/04

     The remaining purchase money note, in the principal amount of $1,760,000, matures on January 1, 2004.

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2002 and through May 13, 2003.

     Property                Principal          Date        Disposition
     --------                ----------     ------------    -----------

     Audubon Towers          $1,275,000     January 2002    Transferred
     Congress Plaza             500,000     January 2002    Transferred
     Briar Crest I              470,050     May 2002        Paid Off
     Briar Crest II             361,120     May 2002        Paid Off
     Briar Hills                403,100     February 2003   Transferred
     Indian Hills               277,000     February 2003   Transferred


     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnership.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 19 Local Partnerships in which the Partnership is invested as of March 31, 2003, the four Local Partnerships with associated purchase money notes which have matured or which mature through March 31, 2004, and which remain unpaid or unextended as of May 13, 2003, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                             Percentage of Total        Partnership's Share of
        For the Year        Distributions Received            Income from
           Ended            from Local Partnerships        Local Partnership
     -----------------      -----------------------     ----------------------

     December 31, 2002                25%                     $271,840
     December 31, 2001                17%                     $459,158

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2003 and 2002, was $245,945 and $322,191, respectively. The accrued interest payable on the purchase money notes of $13,636,456 and $15,305,640 as of March 31, 2003, and December 31, 2002,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                 Audubon Towers
                                 --------------

     The Partnership defaulted on its purchase money note related to Audubon Towers Limited Partnership (Audubon Towers) on January 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,275,000 and $3,272,276, respectively. In August 1999, the Partnership and the noteholders agreed to extend the maturity date of the purchase money note to June 30, 2000, in exchange for payment of a fee not applicable to the note balance. In June 2000, the Partnership made a payment, applicable to the purchase money note balance, extending the maturity date to January 15, 2001. The maturity date could have been further extended through January 2, 2003, had the Partnership paid an additional sum prior to January 15, 2001, but the Partnership chose not to make the extension payment as it saw little chance to sell the property and recoup its investment in the two year period. Under the extension agreement, documents transferring the Partnership's interest in Audubon Towers to the noteholders were placed in escrow to be released to the noteholders upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note at final maturity. The noteholders requested and received the assignment on January 16, 2002.

     Due to the anticipated difficulty in dealing with the local general partner, the Partnership offered the noteholders an alternative to accepting the assignment of the Partnership's interest in its entirety during the first quarter of 2002. The alternative would be to transfer one-half of the Partnership's interest in Audubon Towers in exchange for one-half of the then outstanding balance of the purchase money note principal and accrued interest effective January 16, 2002, with the remaining one-half of the Partnership's interest in Audubon Towers to be transferred on January 16, 2003. The
Partnership believed that the alternative might assist the noteholders in obtaining the unaffiliated general partner's consent to admit them to the Local Partnership, since it would avoid a tax termination of the Local Partnership. The noteholders indicated interest in restructuring the assignment in this manner, but did not make a final decision pending further negotiations with the local general partner. Therefore, the Partnership's financial statements for the first and second quarters of 2002, reflected a 50% transfer in Audubon Towers effective January 16, 2002. However, in July 2002, the noteholders advised the Partnership that they had determined that restructuring the assignment would not help with their admission to the Local Partnership. Accordingly, the Partnership's consolidated financial statements reflect the transfer of the remaining 50% of its interest in Audubon Towers, with an effective date of January 16, 2002, in the third quarter of 2002. The transfer of the Partnership's interest in Audubon Towers to the noteholders resulted in gain from extinguishment of debt of $136,018 for financial statement purposes in 2002, and in a total gain of $4,778,423 for federal tax purposes in 2002.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

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

     In late March and early April 2002, the noteholders agreed to extend the maturity date of the Briar Hills and Indian Hills notes until January 2, 2003. At that time, the Partnership put assignments of its interests in Briar Hills and Indian Hills in escrow. Accordingly, the Partnership's basis in Briar Hills and Indian Hills, along with net unamortized acquisition fees and property purchases costs, which totaled $744,234 and $1,011,028 as of December 31, 2002, respectively, was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2002. On February 24, 2003, the Partnership's interests in Briar Hills and Indian Hills were transferred to the noteholders. The transfer of the Partnership's interest to the noteholders resulted in gain from extinguishment of debt of $733,677 and $4,606 for Briar Hills and Indian Hills, respectively, for financial statement purposes in 2003, and in cancellation of indebtedness income of approximately $1,500,000 and $1,200,000 for Briar Hills and Indian Hills, respectively, for federal tax purposes in 2003.

                                 Congress Plaza
                                 --------------

     The Partnership defaulted on its purchase money note related to Kapetan Associates Limited Partnership (Congress Plaza) on January 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $775,000 and $2,162,200, respectively. On May 19, 1999, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to January 1, 2002, in exchange for a partial principal payment. Under the extension agreement, documents transferring the Partnership's interest in Congress Plaza to the noteholder were placed in escrow to be released to the noteholder upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note on or before January 1, 2002. In January 2002, the Partnership's interest in Congress Plaza was transferred to the noteholder. The transfer of the Partnership's interest in Congress Plaza to the noteholder resulted in gain from extinguishment of debt of $1,267,929 for financial statement purposes in 2002, and in a total gain of $2,345,627 for federal tax purposes in 2002.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on the purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. In April 2003, the Managing General Partner and the purchase money noteholders agreed to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II to January 1, 2004.

     On April 4, 2003, documents transferring the Partnership's interests in Heritage Estates I and Heritage Estates II were placed in escrow, to be released to the noteholder in the event of non-payment at maturity. Due to the subsequent transfer of the Partnership's interests in Heritage Estates I and Heritage Estates II, the Partnership's basis in the Local Partnerships, along with the net unamortized acquisition fees and property purchase costs, which totaled $1,348,962 as of March 31, 2003, has been reclassified to investment in partnerships held in escrow in the accompanying balance sheet at March 31, 2003.

                                 Highland Manor
                                 --------------

     The Partnership and the holders of the purchase money notes (in the original principal amount of $1,760,000) related to Highland Manor, Limited (Highland Manor) have extended the maturity date thereof from January 1, 1999 to January 1, 2004, subject to the noteholders' right to accelerate the maturity date upon nine months' notice. In connection with the extension, in addition to the payments required to be made to the noteholders by the Partnership from cash flow distributions from Highland Manor, the Partnership agreed to make annual payments to the noteholders on January 15th of each calendar year commencing January 15, 2000. On October 23, 1998, the Partnership made a payment of interest, which was held in escrow, along with the purchase money note modification documents, until January 1999, at which time the funds were released to the noteholders. This payment has been, and subsequent payments will be, applied first to payment of accrued interest, and thereafter to principal. In January 2000, 2001, 2002 and 2003, the Partnership made the annual payment as agreed under the extension documents.

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. As of May 13, 2003, principal and accrued interest of $900,000 and $2,254,489, respectively, were due. The Managing General Partner reached an agreement in principle with the noteholder to extend the maturity date of the purchase money note until January 1, 2004, and is awaiting execution of the related documents. There is no assurance that an extension of the maturity date will be finalized.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Property matters
     ----------------

                              Village Squire I & II
                              ---------------------

     The mortgage lender has requested that Village Squire Apartments (Village Squire I & II) maintain terrorism insurance on their properties, which are located in Canton, Michigan. The Local Partnership estimates the annual premium for such insurance to be $50,000, and has petitioned the mortgage lender for a waiver of the requirement. There is no assurance that the petition will be successful and that the waiver will be granted.

                                   Walsh Park
                                   ----------

     The local managing general partner of Walsh Park Associates (Walsh Park) is finalizing negotiations for the sale of the related property. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to Walsh Park, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,088,955 as of March 31, 2003, has been reclassified to investment in partnership held for sale in the accompanying consolidated balance sheet at March 31, 2003.

                                 Windham Village
                                 ---------------

     The interest of the Partnership's affiliated General Partner, C.R.H.C., Incorporated, in Windham Associates Limited Partnership (Windham Village) increased 0.99 percent as a result of the death of the local general partner during the first quarter of 2003. The local general partner's estate will become a special limited partner with a smaller share of interest in Windham Village of
0.01 percent. However, the economic interest of the local general partner's estate will remain at one percent.

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 19 and 21 Local Partnerships in which the Partnership was invested as of March 31, 2003 and 2002, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS

                                                    (Unaudited)

                                                                 For the three months ended
                                                                          March 31,
                                                 --------------------------------------------------------------
                                                            2003                               2002
                                                 ---------------------------        ---------------------------
                                                   Equity                             Equity
                                                   Method         Suspended           Method         Suspended
                                                 ----------       ----------        ----------       ----------
         Revenue:
           Rental                                $1,839,812       $3,063,211        $1,916,227       $3,084,233
           Other                                    115,169          115,949           171,348          129,234
                                                 ----------       ----------        ----------       ----------

             Total revenue                        1,954,981        3,179,160         2,087,575        3,213,467
                                                 ----------       ----------        ----------       ----------

         Expenses:
           Operating                              1,193,433        1,823,764         1,235,959        1,729,757
           Interest                                 252,977          898,197           238,167          914,840
           Depreciation and amortization            335,594          524,324           354,268          522,387
                                                 ----------       ----------        ----------       ----------

             Total expenses                       1,782,004        3,246,285         1,828,394        3,166,984
                                                 ----------       ----------        ----------       ----------


         Net income (loss)                       $  172,977       $  (67,125)       $  259,181       $   46,483
                                                 ==========       ==========        ==========       ==========

         Cash distributions                      $       --       $  237,129        $       --       $  241,913
                                                 ==========       ==========        ==========       ==========

         Cash distributions recorded as
           reduction of investments in
           partnerships                          $       --       $   18,071        $       --       $  104,892
                                                 ==========       ==========        ==========       ==========

         Cash distributions recorded
           as income                             $       --       $  219,058        $       --       $  137,021

         Partnership's share of Local
           Partnership net income                   169,804           18,071           251,406          104,892

         Audubon adjustment                              --               --            18,475 (1)           --

         Miscellaneous                                   --            1,683             2,708               --
                                                 ---------------------------        ---------------------------

         Share of income from partnerships                $408,616                              $514,502
                                                          ========                              ========


          (1) Represents 50% share of income from Audubon Towers for the three month period ended March 31, 2002. See Note 2.a., above, for further information regarding this adjustment.

     All of the cash distributions recorded as income are included in share of income from partnerships on the statements of operations for the respective periods, and are recorded as cash receipts on the respective balance sheets. As of March 31, 2003 and 2002, the Partnership's share of cumulative losses to date for seven and six of the 19 and 21 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,125,856 and $8,751,894, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $60,875 and $66,712 for the three month periods ended March 31, 2003 and 2002, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended March 31, 2003 and 2002.

                                      # # #

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
          and Results of Operations
          -------------------------


     Capital Realty Investors-III Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section is based on the financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

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

     Mark-to-Market (M2M) implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the M2M "Lite" program, which would not require a debt restructuring. In the remaining instances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate; however, the Internal Revenue Service issued a ruling in July 1998, that concluded that the below-market rate of interest would not generate additional ordinary income. Each property subject to M2M will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time. All properties, upon entering the M2M program (excluding M2M Lite), are required to enter into an agreement restricting the property's use to affordable housing for 30 years.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
          and Results of Operations - Continued
          -------------------------


     Finally, under HUD's "Mark-up-to-Market"  program, properties with expiring
Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 contract rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined adjustment factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 HAP contracts not to convert these properties to market rate housing.

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

     Four properties in which the Partnership is invested as of March 31, 2003, have Section 8 HAP contracts which, as extended, will expire on or before March 31, 2004. The Section 8 HAP contracts cover all or substantially all of the apartment units in three of the four properties. The following chart presents information concerning these four properties.


                                                      Units                Original           Renewed
                                                  Authorized for         Expiration of      Expiration of
                                 Number of       Rental Assistance         Section 8          Section 8
     Property                   Rental Units      Under Section 8        HAP Contract       HAP Contract
     --------                   ------------     -----------------       -------------      -------------
     Bartley Manor                   70                 69                  07/31/98          05/31/03 (1)
     Briar Crest I                   53                 53                  06/30/98          09/30/03
     Briar Crest II                  49                 49                  06/30/98          09/30/03
     Monterey/Hillcrest             300                 60                  12/31/03             --
                                   ----               ----

          Total                     472                231
                                   ====               ====

     (1) The Section 8 HAP contract is in the process of being renewed for a one year period.

     As of March 31, 2003, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $2,507,861.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,740,802 as of March 31, 2003, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 13, 2003, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $7,060,000, plus aggregate accrued interest of $13,636,456 as of March 31, 2003, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii)

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
          and Results of Operations - Continued
          -------------------------


payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of March 31, 2003, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

     The purchase money note related to Victorian Towers, in the principal amount of $900,000, matured on January 1, 1999, and has not been paid or extended as of May 13, 2003.

     The maturity dates of the purchase money notes related to the following properties were extended during 2002.

                                            Original           Extended
     Property                Principal      Maturity           Maturity
     --------                ----------     --------           --------

     Heritage Estates I      $2,600,000     01/01/99           01/01/04
     Heritage Estates II      1,800,000     01/01/99           01/01/04

         The  remaining   purchase  money  note,  in  the  principal  amount  of
$1,760,000, matures on January 1, 2004.

         The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2002 and through May 13, 2003.

     Property                Principal         Date           Disposition
     --------                ----------     ------------      ------------

     Audubon Towers          $1,275,000     January 2002       Transferred
     Congress Plaza             500,000     January 2002       Transferred
     Briar Crest I              470,050     May 2002           Paid Off
     Briar Crest II             361,120     May 2002           Paid Off
     Briar Hills                403,100     February 2003      Transferred
     Indian Hills               277,000     February 2003      Transferred

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
          and Results of Operations - Continued
          -------------------------


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 19 Local Partnerships in which the Partnership is invested as of March 31, 2003, the four Local Partnerships with associated purchase money notes which have matured or which mature through March 31, 2004, and which remain unpaid or unextended as of May 13, 2003, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                             Percentage of Total        Partnership's Share of
        For the Year       Distributions Received            Income from
           Ended           from Local Partnerships        Local Partnership
     -----------------     -----------------------      ----------------------

     December 31, 2002               25%                     $271,840
     December 31, 2001               17%                     $459,158

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month periods ended March 31, 2003 and 2002, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased during the three month period ended March 31, 2003, as net cash used in operating activities exceeded the receipt of distributions from Local Partnerships. The primary uses of cash in operating activities were to make a payment of purchase money note interest and to reduce accounts payable and accrued expenses. For the periods ended March 31, 2003 and 2002, $237,129 and $241,913, respectively, of the distributions received were from Local Partnerships for which the Partnership's carrying value is zero. The Partnership expects to receive a lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, and the related properties enter the Mark-to-Market program, with the resulting reduction in rental revenues.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
          and Results of Operations - Continued
          -------------------------


                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2003, decreased $665,971 from the corresponding period in 2002, primarily due to a $638,742 decrease in gain from extinguishment of debt, a decrease in share of income from partnerships, a decrease in interest revenue due to lower cash and cash equivalent balances and lower interest rates, an increase in general and administrative expenses related to higher reimbursed payroll costs and a nominal increase in professional fees. Partially offsetting the decrease in the Partnership's net income were a decrease in interest expense due to lower purchase money note balances, a loss on disposition of investments in partnerships during the 2002 period but not the 2003 period, and a nominal decrease in amortization of deferred costs. The decrease in share of income from partnerships was primarily the result of three factors: 1) a decrease in other income related to lower grant funding for improvements at one property; 2) increases in maintenance costs and real estate taxes at one property; and 3) the cessation of share of income from two properties transferred in February 2003. The Partnership expects the increases in maintenance costs and real estate taxes to continue.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2003 and 2002, did not include losses of $102,440 and $100,796, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2003.


Item 3. Controls and Procedures
        -----------------------

     In April 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Principal
Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.


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

Part II. OTHER INFORMATION
Item 5. Other Information - Continued
        -----------------

                           Unregistered Tender Offers
                           --------------------------

     On  January  1,  2002,   Peachtree   Partners   (Peachtree)   initiated  an
unregistered tender offer to purchase up to four percent of the outstanding Units in the Partnership at a price of $135 per Unit; the offer expired February 8, 2002. On April 30, 2003, Peachtree initiated an unregistered tender offer to purchase up to approximately 4,000 of the outstanding Units in the Partnership at a price of $90 per Unit; the offer will expire June 3, 2003. Peachtree is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Peachtree and do not necessarily represent the fair market value of each Unit.

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

b. No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2003.

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


                                  CAPITAL REALTY INVESTORS-III LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




May 13, 2003                           by:  /s/ Michael J. Tuszka
------------                                ------------------------------------
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

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-III
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



May 13, 2003                             by:  /s/ Michael J. Tuszka
------------                                  ----------------------------------
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

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-III
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



May 13, 2003                             by:  /s/ William B. Dockser
------------                                  ----------------------------------
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