Form 10QSB
period 2003-06-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2003-08-08
CIK 722833

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


                  For the quarterly period ended June 30, 2003


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2003



                                                                          Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - June 30, 2003 and December 31, 2002...........................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2003 and 2002.....  2

         Consolidated Statements of Cash Flows
           - for the six months ended June 30, 2003 and 2002...............  3

         Notes to Consolidated Financial Statements
           - June 30, 2003 and 2002........................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 14

Item 3.  Controls and Procedures........................................... 19


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities................................... 19

Item 5.  Other Information................................................. 19

Item 6.  Exhibits and Reports on Form 8-K.................................. 20

Signature.................................................................. 21

Certifications of Quarterly Report Pursuant to 18 U.S.C. Section 1350...... 22

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                       June 30,      December 31,
                                                                                         2003            2002
                                                                                     ------------    ------------
                                                                                      (Unaudited)
Investments in and advances to partnerships .......................................   $  5,460,332    $  7,780,555
Investment in partnership held for sale ...........................................      1,138,761              --
Investment in partnerships held in escrow .........................................      1,410,692       1,755,262
Cash and cash equivalents .........................................................      4,571,205       4,845,110
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $306,219 and $369,168, respectively ..........        156,821         207,724
Property purchase costs,
  net of accumulated amortization of $317,648 and $338,684, respectively ..........        181,878         208,135
Other assets ......................................................................             77             112
                                                                                      ------------    ------------

      Total assets ................................................................   $ 12,919,766    $ 14,796,898
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  7,054,544    $  7,859,644
Accrued interest payable ..........................................................     13,694,280      15,339,616
Accounts payable and accrued expenses .............................................        107,192         152,707
                                                                                      ------------    ------------

      Total liabilities ...........................................................     20,856,016      23,351,967
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (12,021,685)    (12,021,685)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (49,761,132)    (50,379,951)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (7,936,250)     (8,555,069)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 12,919,766    $ 14,796,898
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                         For the three months ended       For the six months ended
                                                                  June 30,                        June 30,
                                                        ----------------------------    ----------------------------
                                                            2003             2002          2003             2002
                                                        ------------    ------------    ------------    ------------
Share of income from partnerships ...................   $    273,843    $    493,030    $    682,459    $  1,007,532
                                                        ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ........................................          9,836          31,542          19,576          66,600
    Gain from extinguishment of debt ................             --         302,451         738,283       1,638,389
                                                        ------------    ------------    ------------    ------------

                                                               9,836         333,993         757,859       1,704,989
                                                        ------------    ------------    ------------    ------------

  Expenses:
    Interest ........................................        190,030         300,876         435,975         623,067
    Management fee ..................................         75,000          75,000         150,000         150,000
    General and administrative ......................         74,139         224,582         154,931         291,923
    Professional fees ...............................         32,275          31,025          64,550          62,050
    Amortization of deferred costs ..................          8,021           9,364          16,043          18,729
                                                        ------------    ------------    ------------    ------------

                                                             379,465         640,847         821,499       1,145,769
                                                        ------------    ------------    ------------    ------------

      Total other revenue and expenses ..............       (369,629)       (306,854)        (63,640)        559,220
                                                        ------------    ------------    ------------    ------------

Net (loss) income ...................................        (95,786)        186,176         618,819       1,566,752

Accumulated losses, beginning of period .............    (49,665,346)    (50,246,743)    (50,379,951)    (51,627,319)
                                                        ------------    ------------    ------------    ------------

Accumulated losses, end of period ...................   $(49,761,132)   $(50,060,567)   $(49,761,132)   $(50,060,567)
                                                        ============    ============    ============    ============


Net (loss) income allocated
  to General Partners (1.51%) .......................   $     (1,446)   $      2,811    $      9,344    $     23,658
                                                        ============    ============    ============    ============

Net (loss) income allocated
  to Initial and Special Limited Partners (1.49%) ...   $     (1,427)   $      2,774    $      9,220    $     23,345
                                                        ============    ============    ============    ============

Net (loss) income allocated
  to Additional Limited Partners (97%) ..............   $    (92,913)   $    180,591    $    600,255    $  1,519,749
                                                        ============    ============    ============    ============

Net (loss) income per unit of Additional Limited
  Partner Interest, based on 60,000 units outstanding   $      (1.55)   $       3.01    $      10.00    $      25.33
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    For the six months ended
                                                                                             June 30,
                                                                                  ----------------------------
                                                                                      2003            2002
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $    618,819    $  1,566,752

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (682,459)     (1,007,532)
    Gain from extinguishment of debt ..........................................       (738,283)     (1,638,389)
    Amortization of deferred costs ............................................         16,043          18,729

    Changes in assets and liabilities:
      Increase in advances to partnerships ....................................         (5,000)        (24,701)
      Decrease (increase) in other assets .....................................             35            (607)
      Increase in accrued interest payable ....................................        435,975         623,067
      Payment of purchase money note interest .................................       (266,181)       (246,950)
      Decrease in accounts payable and accrued expenses .......................        (45,515)        (15,137)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (666,566)       (724,768)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        517,661         509,641
                                                                                  ------------    ------------

Cash flows from financing activities:
  Payment of purchase money note principal and related interest ...............       (125,000)     (2,560,590)
                                                                                  ------------    ------------

Net decrease in cash and cash equivalents .....................................       (273,905)     (2,775,717)

Cash and cash equivalents, beginning of period ................................      4,845,110      11,317,373
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  4,571,205    $  8,541,656
                                                                                  ============    ============



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $    266,181    $  1,976,370
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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of June 30, 2003, and the results of its operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the interim period ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46 in these consolidated financial statements. As of June 30, 2003, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $8,009,785.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $6,935,000 plus aggregate accrued interest of $13,660,304 as of June 30, 2003, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of June 30, 2003, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


     The maturity dates of the purchase money notes related to the following properties were extended during 2002 and through August 7, 2003.

                                                      Original       Extended
         Property                 Principal           Maturity       Maturity
         --------                 ----------          --------       --------
         Heritage Estates I       $2,600,000          01/01/99       01/01/04
         Heritage Estates II       1,800,000          01/01/99       01/01/04
         Victorian Towers            775,000 (1)      01/01/99       01/01/07

         (1) Remaining principal, after a partial payment.

     The remaining purchase money note, in the principal amount of $1,760,000, was previously extended to mature on January 1, 2004.

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2002 and through August 7, 2003.

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

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 19 Local Partnerships in which the Partnership is invested as of June 30, 2003, the three Local Partnerships with associated purchase money notes which mature through June 30, 2004, and which remain unpaid or unextended as of August 7, 2003, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                               Percentage of Total      Partnership's Share of
        For the Year         Distributions Received          Income from
           Ended             from Local Partnerships      Local Partnership
     -----------------       -----------------------    ---------------------
     December 31, 2002                 25%                   $271,840
     December 31, 2001                 17%                   $459,158

     The Managing General Partner continues to address the impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2003, was $190,030 and $435,975, respectively, and $300,876 and $623,067 for the three and six month periods ended June 30, 2002, respectively. The accrued interest payable on the purchase money notes of $13,660,304 and $15,305,640 as of June 30, 2003 and December 31, 2002, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

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

     Due to the anticipated difficulty in dealing with the local general partner, the Partnership offered the noteholders an alternative to accepting the assignment of the Partnership's interest in its entirety during the first quarter of 2002. The alternative would be to transfer one-half of the Partnership's interest in Audubon Towers in exchange for one-half of the then outstanding balance of the purchase money note principal and accrued interest effective January 16, 2002, with the remaining one-half of the Partnership's interest in Audubon Towers to be transferred on January 16, 2003. The
Partnership believed that the alternative might assist the noteholders in obtaining the unaffiliated general partner's consent to admit them to the Local Partnership, since it would avoid a tax termination of the Local Partnership. The noteholders indicated interest in restructuring the assignment in this manner, but did not make a final decision pending further negotiations with the local general partner. Therefore, the Partnership's financial statements for the first and second quarters of 2002 reflected a 50% transfer in Audubon Towers effective January 16, 2002. However, in July 2002, the noteholders advised the Partnership that they had determined that restructuring the assignment would not help with their admission to the Local Partnership. Accordingly, the Partnership's consolidated financial statements for the third quarter of 2002 reflected the transfer of the remaining 50% of its interest in Audubon Towers, with an effective date of January 16, 2002. The transfer of the Partnership's interest in Audubon Towers to the noteholders resulted in gain from extinguishment of debt of $136,018 for financial statement purposes in 2002, and in a total gain of $4,778,423 for federal tax purposes in 2002.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

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

     In late March and early April 2002, the noteholders agreed to extend the maturity date of the Briar Hills and Indian Hills notes until January 2, 2003. At that time, the Partnership put assignments of its interests in Briar Hills and Indian Hills in escrow. Accordingly, the Partnership's basis in Briar Hills and Indian Hills, along with net unamortized acquisition fees and property purchases costs, which totaled $744,234 and $1,011,028 as of December 31, 2002, respectively, was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2002. On February 24, 2003, the Partnership's interests in Briar Hills and Indian Hills were transferred to the noteholders. The transfer of the Partnership's interest to the noteholders resulted in gain from extinguishment of debt of $733,677 and $4,606 for Briar Hills and Indian Hills, respectively, for financial statement purposes in 2003, and in cancellation of indebtedness income of $1,518,708 and $1,221,880 for Briar Hills and Indian Hills, respectively, for federal tax purposes in 2003.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     On April 4, 2003, documents transferring the Partnership's interests in Heritage Estates I and Heritage Estates II were placed in escrow, to be released to the noteholder in the event of non- payment at maturity. Due to the impending transfer of the Partnership's interests in Heritage Estates I and Heritage Estates II to the noteholders, the Partnership's basis in the Local Partnerships, along with the net unamortized acquisition fees and property purchase costs, which totaled $1,410,692 as of June 30, 2003, has been reclassified to investment in partnerships held in escrow in the accompanying balance sheet at June 30, 2003.

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

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. Subsequent thereto, the parties extended the maturity date for a period until January 1, 2004. In June 2003, the Managing General Partner and the purchase money noteholder agreed to further extend the maturity date of the purchase money note related to Victorian Towers to January 1, 2007, and to reduce its interest rate effective as of January 1, 2003. At the time of the agreement, the Partnership made a $125,000 payment, to be applied to the purchase money note principal.

b.   Property matters
     ----------------

                        Monterey and Hillcrest Apartments
                        ---------------------------------

     In July 2003, the Partnership advanced $51,175 to Pebble Valley Housing Partners (Monterey and Hillcrest Apartments) to cover up-front fees and expenses related to the refinancing of the first mortgage debt on the two properties. It is anticipated that the advance will be repaid to the Partnership out of the refinancing proceeds at closing.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

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

                                   Walsh Park
                                   ----------

     On May 19, 2003, the local managing general partner entered into a contract for the sale of the property owned by Walsh Park Associates (Walsh Park). Currently, the property is schedule to be sold by October 15, 2003. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to Walsh Park, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,138,761 as of June 30, 2003, has been reclassified to investment in partnership held for sale in the accompanying consolidated balance sheet at June 30, 2003.

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

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 19 and 21 Local Partnerships in which the Partnership was invested as of June 30, 2003 and 2002, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                 For the three months ended
                                                                           June 30,
                                                 -------------------------------------------------------------
                                                            2003                               2002
                                                 --------------------------         --------------------------
                                                   Equity                             Equity
                                                   Method         Suspended           Method         Suspended
                                                 ----------       ----------        ----------       ----------
         Revenue:
           Rental                                $1,871,063       $3,063,209        $2,992,977       $2,073,113
           Other                                     18,414          115,953            79,069           46,724
                                                 ----------       ----------        ----------       ----------

             Total revenue                        1,889,477        3,179,162         3,072,046        2,119,837
                                                 ----------       ----------        ----------       ----------

         Expenses:
           Operating                              1,086,593        1,823,761         1,584,089        1,156,313
           Interest                                 252,982          898,196           528,820          624,188
           Depreciation and amortization            335,596          524,321           480,001          396,656
                                                 ----------       ----------        ----------       ----------

             Total expenses                       1,675,171        3,246,278         2,592,910        2,177,157
                                                 ----------       ----------        ----------       ----------


         Net income (loss)                       $  214,306       $  (67,116)       $  479,136       $  (57,320)
                                                 ==========       ==========        ==========       ==========

         Cash distributions                      $  216,305       $   64,227        $  183,207       $   84,521
                                                 ==========       ==========        ==========       ==========

         Cash distributions recorded
           as reduction of investment
           in partnership                        $  216,305       $   19,757        $  183,207       $       --
                                                 ==========       ==========        ==========       ==========

         Cash distributions recorded
           as income                             $       --       $   44,470        $       --       $   84,521

         Partnership's share of Local
           Partnership net income (loss)            209,616           19,757 (1)       390,034               --

         Audubon Towers                                  --               --            18,475 (2)           --
                                                 --------------------------------------------------------------

         Share of income from partnerships                $273,843                             $493,030
                                                          ========                             ========


     (1) Represents Partnership's share of income from a Local Partnership for which the Partnership's carrying value is zero, but which does not have unallowable losses.

     (2) Represents 50% share of income from Audubon Towers for the three month period ended June 30, 2002. See Note 2.a., above, for further information regarding this amount.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                   For the six months ended
                                                                            June 30,
                                                 --------------------------------------------------------------
                                                            2003                               2002
                                                 ---------------------------        ---------------------------
                                                   Equity                             Equity
                                                   Method         Suspended           Method         Suspended
                                                 ----------       ----------        ----------       ----------
         Revenue:
           Rental                                $3,710,875       $6,126,420        $5,920,323       $4,146,227
           Other                                    133,583          231,902           332,929           93,446
                                                 ----------       ----------        ----------       ----------

             Total revenue                        3,844,458        6,358,322         6,253,252        4,239,673
                                                 ----------       ----------        ----------       ----------

         Expenses:
           Operating                              2,280,026        3,647,525         3,393,496        2,312,622
           Interest                                 505,959        1,796,393         1,057,641        1,248,374
           Depreciation and amortization            671,190        1,048,645           960,000          793,312
                                                 ----------       ----------        ----------       ----------

             Total expenses                       3,457,175        6,492,563         5,411,137        4,354,308
                                                 ----------       ----------        ----------       ----------


         Net income (loss)                       $  387,283       $ (134,241)       $  842,115       $ (114,635)
                                                 ==========       ==========        ==========       ==========

         Cash distributions                      $  216,305       $  301,356        $  365,082       $  144,559
                                                 ==========       ==========        ==========       ==========

         Cash distributions recorded
           as reduction of investment
           in partnership                        $  216,305       $   39,511        $  365,082       $       --
                                                 ==========       ==========        ==========       ==========

         Cash distributions recorded
           as income                             $       --       $  261,845        $       --       $  144,559

         Partnership's share of Local
           Partnership net income (loss)            379,419           39,511 (1)       823,315               --

         Audubon Towers                                  --               --            36,950 (2)           --

         Miscellaneous                                   --            1,684                --            2,708
                                                 ---------------------------         --------------------------

         Share of income from partnerships                $682,459                            $1,007,532
                                                          ========                            ==========


     (1) Represents Partnership's share of income from a Local Partnership for which the Partnership's carrying value is zero, but which does not have unallowable losses.
     (2) Represents 50% share of income from Audubon Towers for the six month period ended June 30, 2002. See Note 2.a., above, for further information regarding this amount.

     All of the cash distributions recorded as income are included in share of income from partnerships on the consolidated statements of operations for the respective periods, and are recorded as cash receipts on the respective consolidated balance sheets. As of June 30, 2003 and 2002, the Partnership's share of cumulative losses to date for seven and six of the 19 and 21 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,211,921 and $8,808,491, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $66,977 and $127,852 for the three and six month periods ended June 30, 2003, respectively, and $57,661 and $124,373 for the three and six month periods ended June 30, 2002, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended June 30, 2003 and 2002, and $150,000 for each of the six month periods ended June 30, 2003 and 2002.

                                     # # #

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
          and Results of Operations
          -------------------------


     Capital Realty Investors-III Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section is based on the consolidated financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2002. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.

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

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to- Market program may receive increased cash flow, as the limited dividend will be increased in an amount equal to the increase in gross rental revenues.

     Five properties in which the Partnership is invested as of June 30, 2003, have Section 8 HAP contracts which, as extended, will expire on or before June 30, 2004. The Section 8 HAP contracts cover all or substantially all of the apartment units in four of the five properties. The following chart presents information concerning these five properties.


                                                          Units                Original           Renewed
                                                      Authorized for         Expiration of      Expiration of
                                     Number of       Rental Assistance         Section 8          Section 8
         Property                   Rental Units      Under Section 8        HAP Contract       HAP Contract
         --------                   ------------     -----------------       -------------      -------------
         Bartley Manor                   70                 69                  07/31/98          05/17/04
         Highland Manor                 111                111                  02/08/98          05/12/04 (1)
         Monterey/Hillcrest             300                 60                  12/31/03 (2)     --
         Village Green                   36                 36                  09/30/98          04/30/04
         Village Square                  48                 48                  09/30/98          04/30/04
                                       ----               ----
              Total                     565                324
                                       ====               ====


     (1) Entered Mark-to-Market program in May 1998. The Section 8 HAP contract will be renewed annually.

     (2) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.

     As of June 30, 2003, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $2,203,081.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,571,205 as of June 30, 2003, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 7, 2003, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $6,935,000, plus aggregate accrued interest of $13,660,304 as of June 30, 2003, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of June 30, 2003, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

     The maturity dates of the purchase money notes related to the following properties were extended during 2002 and through August 7, 2003.

                                            Original     Extended
      Property                Principal     Maturity     Maturity
      --------               ----------     --------     --------
      Heritage Estates I     $2,600,000     01/01/99     01/01/04
      Heritage Estates II     1,800,000     01/01/99     01/01/04
      Victorian Towers          775,000     01/01/99     01/01/07

     The remaining purchase money note, in the principal amount of $1,760,000, was previously extended to mature on January 1, 2004.

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2002 and through August 7, 2003.

     Property              Principal          Date             Disposition
     --------             ----------      ------------        -------------
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

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 19 Local Partnerships in which the Partnership is invested as of June 30, 2003, the three Local Partnerships with associated purchase money notes which mature through June 30, 2004, and which remain unpaid or unextended as of August 7, 2003, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
          and Results of Operations - Continued
          -------------------------


     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2003, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $273,905 during the six month period ended June 30, 2003, as net cash used in operating activities and for the payment of purchase money note principal (in conjunction with the extension of the maturity date of the purchase money note related to Victorian Towers) exceeded the receipt of distributions from Local Partnerships. The primary uses of cash in operating activities were to pay purchase money note interest and to reduce accounts payable and accrued expenses. For the six month periods ended June 30, 2003 and 2002, $301,356 and $144,559, respectively, of the distributions received were from Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program, with the resulting reduction in rental revenues.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss of $96,000 for the three month period ended June 30, 2003, compared to net income of $186,000 for the corresponding period in 2002, primarily due to a decrease in gain from extinguishment of debt, a decrease in share of income from partnerships, a decrease in interest revenue due to a decrease in cash and cash equivalent balances and declining interest rates, and a nominal increase in professional fees. The decrease in share of income from partnerships was primarily the result of increases in maintenance costs, hazard insurance premium and administrative expenses at one property, and increases in payroll expense, utility costs, mortgage insurance premium, hazard insurance premium and real estate taxes at another property. The Partnership expects the increases in insurance premium, payroll expense and utility costs to be permanent. Partially offsetting the decrease in net income were a decrease in general and administrative expenses related to fees paid in 2002 in conjunction with the discounted payoffs of the purchase money notes related to Briar Crest I and Briar Crest II and the extensions of the purchase money notes related to Briar Hills and Indian Hills, a decrease in interest expense due to lower purchase money note balances and the interest rate reduction related to the refinancing of the purchase money note related to Victorian Towers, and a nominal decrease in amortization of deferred costs.

     The Partnership's net income for the six month period ended June 30, 2003, decreased $948,000 from the corresponding period in 2002, primarily due to a decrease in gain from extinguishment of debt, a decrease in share of income from partnerships as discussed above, a decrease in interest revenue as discussed above, and a nominal increase in professional fees. Partially offsetting the decrease in net income were a decrease in interest expense and a decrease in general and administrative expenses, as discussed above, and a nominal decrease in amortization of deferred costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2003, did not include losses of $102,366 and $204,806, respectively, compared to excluded losses of $100,801 and $201,597 for the three and six month periods ended June 30, 2002, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2003.

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures
        -----------------------


     In July 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Principal
Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.


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

                           Unregistered Tender Offers
                           --------------------------

     On May 22, 2003, Equity Resource Fund XXII (Equity) initiated an unregistered tender offer to purchase up to 1,200 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired June 23, 2003. Equity is not affiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Equity and does not necessarily represent the fair market value of each Unit.

     On April 30, 2003, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase up to approximately 4,000 of the outstanding Units in the Partnership at a price of $90 per Unit; the offer expired June 3, 2003. On January 1, 2002, Peachtree initiated an unregistered tender offer to purchase up to four percent of the outstanding Units in the Partnership at a price of $135 per Unit; the offer expired February 8, 2002. Peachtree is not affiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Peachtree and do not necessarily represent the fair market value of each Unit.

     The Managing General Partner did not express any opinion and remained neutral toward the unregistered tender offers for the purchase of Units described above.

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.        Description
          -----------        ------------
             99              Certification of Periodic Financial Report
                             Pursuant to 18 U.S.C. Section 1350

     b. No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2003.

All other Items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CAPITAL REALTY INVESTORS-III LIMITED
                                     PARTNERSHIP
                                   ---------------------------------------------
                                   (Registrant)

                                   by:  C.R.I., Inc.
                                        ----------------------------------------
                                        Managing General Partner




August 7, 2003                          by:  /s/ Michael J. Tuszka
--------------                               -----------------------------------
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


                                     CAPITAL REALTY INVESTORS-III
                                       LIMITED PARTNERSHIP
                                     -------------------------------------------
                                     (Issuer)

                                     by:  C.R.I., Inc.
                                          --------------------------------------
                                          Managing General Partner



August 7, 2003                            by:  /s/ Michael J. Tuszka
--------------                                 ---------------------------------
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



August 7, 2003                           by:  /s/ William B. Dockser
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