Form 10QSB
period 2003-09-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2003-11-06
CIK 722833

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


                For the quarterly period ended September 30, 2003


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003



                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - September 30, 2003 and December 31, 2002.....................   1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2003
             and 2002.....................................................   2

         Consolidated Statements of Cash Flows
           - for the nine months ended September 30, 2003 and 2002........   3

         Notes to Consolidated Financial Statements
           - September 30, 2003 and 2002..................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  14

Item 3.  Controls and Procedures..........................................  19


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities..................................  19

Item 5.  Other Information................................................  19

Item 6.  Exhibits and Reports on Form 8-K.................................  20

Signature.................................................................  21

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2003           2002
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  5,571,189    $  7,780,555
Investment in partnership held for sale ...........................................      1,167,023              --
Investment in partnerships held in escrow .........................................      1,462,825       1,755,262
Cash and cash equivalents .........................................................      4,597,565       4,845,110
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $310,077 and $369,168, respectively ..........        152,963         207,724
Property purchase costs,
  net of accumulated amortization of $321,811 and $338,684, respectively ..........        177,715         208,135
Other assets ......................................................................             69             112
                                                                                      ------------    ------------

      Total assets ................................................................   $ 13,129,349    $ 14,796,898
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  7,054,544    $  7,859,644
Accrued interest payable ..........................................................     13,904,873      15,339,616
Accounts payable and accrued expenses .............................................        142,723         152,707
                                                                                      ------------    ------------

      Total liabilities ...........................................................     21,102,140      23,351,967
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (12,021,685)    (12,021,685)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (49,797,673)    (50,379,951)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (7,972,791)     (8,555,069)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 13,129,349    $ 14,796,898
                                                                                      ============    ============



                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                         For the three months ended      For the nine months ended
                                                                September 30,                   September 30,
                                                        ----------------------------    ----------------------------
                                                            2003            2002            2003            2002
                                                        ------------    ------------    ------------    ------------
Share of income from partnerships ...................   $    354,635    $    267,271    $  1,037,094    $  1,274,803
                                                        ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ........................................          6,572          28,221          26,148          94,821
    Gain from extinguishment of debt ................             --          68,009         738,283       1,706,398
                                                        ------------    ------------    ------------    ------------

                                                               6,572          96,230         764,431       1,801,219
                                                        ------------    ------------    ------------    ------------

  Expenses:
    Interest ........................................        210,593         197,434         646,568         820,501
    Management fee ..................................         75,000          75,000         225,000         225,000
    General and administrative ......................         71,387          64,088         226,318         356,011
    Professional fees ...............................         32,747          31,025          97,297          93,075
    Amortization of deferred costs ..................          8,021           9,364          24,064          28,093
                                                        ------------    ------------    ------------    ------------

                                                             397,748         376,911       1,219,247       1,522,680
                                                        ------------    ------------    ------------    ------------

      Total other revenue and expenses ..............       (391,176)       (280,681)       (454,816)        278,539
                                                        ------------    ------------    ------------    ------------

Net (loss) income ...................................        (36,541)        (13,410)        582,278       1,553,342

Accumulated losses, beginning of period .............    (49,761,132)    (50,060,567)    (50,379,951)    (51,627,319)
                                                        ------------    ------------    ------------    ------------

Accumulated losses, end of period ...................   $(49,797,673)   $(50,073,977)   $(49,797,673)   $(50,073,977)
                                                        ============    ============    ============    ============


Net (loss) income allocated
  to General Partners (1.51%) .......................   $       (552)   $       (202)   $      8,792    $     23,455
                                                        ============    ============    ============    ============

Net (loss) income allocated
  to Initial and Special Limited Partners (1.49%) ...   $       (544)   $       (200)   $      8,676    $     23,145
                                                        ============    ============    ============    ============

Net (loss) income allocated
  to Additional Limited Partners (97%) ..............   $    (35,445)   $    (13,008)   $    564,810    $  1,506,742
                                                        ============    ============    ============    ============

Net (loss) income per unit of Additional Limited
  Partner Interest, based on 59,882 units outstanding   $      (0.59)   $      (0.22)   $       9.43    $      25.16
                                                        ============    ============    ============    ============



                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                  ----------------------------
                                                                                      2003            2002
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $    582,278    $  1,553,342

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (1,037,094)     (1,274,803)
    Gain from extinguishment of debt ..........................................       (738,283)     (1,706,398)
    Amortization of deferred costs ............................................         24,064          28,093

    Changes in assets and liabilities:
      Increase in advances to partnerships ....................................        (51,175)        (24,701)
      Decrease in other assets ................................................             43              34
      Increase in accrued interest payable ....................................        646,568         820,501
      Payment of purchase money note interest .................................       (266,181)       (246,950)
      (Decrease) increase in accounts payable and accrued expenses ............         (9,984)         14,273
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (849,764)       (836,609)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        727,219         721,347
                                                                                  ------------    ------------

Cash flows from financing activities:
  Payment of purchase money note principal ....................................       (125,000)             --
  Payoff of purchase money note principal and related interest ................             --      (2,560,590)
  Distribution to General Partners and Initial and Special Limited Partners ...             --         (37,113)
                                                                                  ------------    ------------

        Net cash used in financing activities .................................       (125,000)     (2,597,703)
                                                                                  ------------    ------------

Net decrease in cash and cash equivalents .....................................       (247,545)     (2,712,965)

Cash and cash equivalents, beginning of period ................................      4,845,110      11,317,373
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  4,597,565    $  8,604,408
                                                                                  ============    ============



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $    266,181    $  1,976,370
                                                                                  ============    ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of September 30, 2003, and the results of its operations for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the interim periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. Application of the provisions of FIN 46 to interests held in a variable interest entity or potential variable interest entity has been deferred until the end of the first interim or annual period ending after December 15, 2003, to variable interest entities or potential variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46 in these consolidated financial statements. As of September 30, 2003, the Partnership's maximum loss exposure related to its investments in and advances to partnerships is limited to the remaining balance of $8,201,037.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $6,935,000 plus aggregate accrued interest of $13,870,897 as of September 30, 2003, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of September 30, 2003, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued



     The maturity dates of the purchase money notes related to the following properties were extended during 2002 and through November 6, 2003.

                                                      Original     Extended
         Property                 Principal           Maturity     Maturity
         --------                 ----------          --------     --------

         Heritage Estates I       $2,600,000          01/01/99     01/01/04 (1)
         Heritage Estates II       1,800,000          01/01/99     01/01/04 (1)
         Victorian Towers            775,000 (2)      01/01/99     01/01/07

     (1) Documents transferring the Partnership's interests in Heritage Estates I and Heritage Estates II have been placed in escrow, to be released to the noteholder in the event of non-payment at maturity.
     (2)  Remaining principal, after a partial payment.

     The remaining purchase money notes, in the aggregate principal amount of $1,760,000, were previously extended to mature on January 1, 2004.

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2002 and through November 6, 2003.

         Property                 Principal        Date           Disposition
         --------                 ----------     --------         -----------

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

                           September 30, 2003 and 2002

                                   (Unaudited)



2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by thePartnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 19 Local Partnerships in which the Partnership is invested as of September 30, 2003, the three Local Partnerships with associated purchase money notes which mature through September 30, 2004, and which remain unpaid or unextended as of November 6, 2003, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     The Managing General Partner continues to address the impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2003, was $210,593 and $646,568, respectively, and $197,434 and $820,501 for the three and nine month periods ended September 30, 2002, respectively. The accrued interest payable on the purchase money notes of $13,870,897 and $15,305,640 as of September 30, 2003, and December 31, 2002, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Audubon Towers
                                 --------------

     The Partnership defaulted on its purchase money note related to Audubon Towers Limited Partnership (Audubon Towers) on January 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,275,000 and $3,272,276, respectively. In August 1999, the Partnership and the noteholders agreed to extend the maturity date of the purchase money note to September 30, 2000, in exchange for payment of a fee not applicable to the note balance. In June 2000, the Partnership made a payment, applicable to the purchase money note balance, extending the maturity date to January 15, 2001. The maturity date could have been further extended through January 2, 2003, had the Partnership paid an additional sum prior to January 15, 2001, but the Partnership chose not to make the extension payment as it saw little chance to sell the property and recoup its investment in the two year period. Under the extension agreement, documents transferring the Partnership's interest in Audubon Towers to the noteholders were placed in escrow to be released to the noteholders upon the earlier of (i) a future default by the Partnership on the purchase money note, or (ii) the failure to pay the balance of the purchase money note at final maturity. The noteholders requested and received the assignment on January 16, 2002.

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

                           September 30, 2003 and 2002

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

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     On April 4, 2003, documents transferring the Partnership's interests in Heritage Estates I and Heritage Estates II were placed in escrow, to be released to the noteholder in the event of non- payment at maturity. Due to the impending transfer of the Partnership's interests in Heritage Estates I and Heritage Estates II to the noteholders, the Partnership's basis in the Local Partnerships, along with the net unamortized acquisition fees and property purchase costs, which totaled $1,462,825 as of September 30, 2003, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at September 30, 2003.

                                 Highland Manor
                                 --------------

     The Partnership and the holders of the purchase money notes (in the original principal amount of $1,760,000) related to Highland Manor, Limited (Highland Manor) have extended the maturity date thereof from January 1, 1999, to January 1, 2004, subject to the noteholders' right to accelerate the maturity date upon nine months' notice. In connection with the extension, in addition to the payments required to be made to the noteholders by the Partnership from cash flow distributions from Highland Manor, the Partnership agreed to make annual payments to the noteholders on January 15th of each calendar year commencing January 15, 2000. On October 23, 1998, the Partnership made a payment of interest, which was held in escrow, along with the purchase money note modification documents, until January 1999, at which time the funds were released to the noteholders. This payment has been, and subsequent payments will be, applied first to payment of accrued interest, and thereafter to principal. In January 2000, 2001, 2002 and 2003, the Partnership made the annual payment to the purchase money noteholder, as agreed under the extension documents.

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. Subsequent thereto, the parties extended the maturity date for a period until January 1, 2004. In June 2003, the Managing General Partner and the purchase money noteholder agreed to further extend the maturity date of the purchase money note related to Victorian Towers to January 1, 2007, and to reduce its interest rate effective as of January 1, 2003. At the time of the agreement, the Partnership made a $125,000 payment to the purchase money noteholder, to be applied to the purchase money note principal.

b.   Property matters
     ----------------

                        Monterey and Hillcrest Apartments
                        ---------------------------------

     In July 2003, the Partnership advanced $51,175 to Pebble Valley Housing Partners (Monterey and Hillcrest Apartments) to pay up-front fees and expenses related to the refinancing of the first mortgage debt on the two properties. It is anticipated that the advance will be repaid to the Partnership out of the refinancing proceeds at closing, which is anticipated to occur before December 31, 2003.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                              Village Squire I & II
                              ---------------------

     The mortgage lender has requested that Village Squire Apartments (Village Squire I & II) maintain terrorism insurance on their properties, which are located in Canton, Michigan. The local managing general partner has been able to obtain the required insurance.

                                   Walsh Park
                                   ----------

     On May 19, 2003, the local managing general partner entered into a contract for the sale of the property owned by Walsh Park Associates (Walsh Park). Currently, the sale of the property is scheduled to close in the first quarter of 2004. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to Walsh Park, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,167,023 as of September 30, 2003, has been reclassified to investment in partnership held for sale in the accompanying consolidated balance sheet at September 30, 2003.

                                 Windham Village
                                 ---------------

     The interest of the Partnership's affiliated General Partner, C.R.H.C., Incorporated, in Windham Associates Limited Partnership (Windham Village) increased 0.99 percent as a result of the death of the local general partner during the first quarter of 2003 (so the Local Partnership could maintain a 1.0% general partner). The local general partner's estate will become a special limited partner with a smaller share of interest in Windham Village of 0.01 percent. However, the economic interest of the local general partner's estate will remain at one percent.

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 19 and 21 Local Partnerships in which the Partnership was invested as of September 30, 2003 and 2002, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                               For the three months ended
                                                                      September 30,
                                                 -----------------------------------------------------------
                                                           2003                             2002
                                                 ------------------------         --------------------------
                                                   Equity                           Equity
                                                   Method       Suspended           Method        Suspended
                                                 ----------     ----------        ----------      ----------
        Number of Local Partnerships                11             8                 14              7
                                                    ==             =                 ==              =

         Revenue:
           Rental                                $1,883,646     $3,059,020        $2,323,363      $2,710,724
           Other                                     70,995        322,704           141,711          94,043
                                                 ----------     ----------        ----------      ----------

             Total revenue                        1,954,641      3,381,724         2,465,074       2,804,767
                                                 ----------     ----------        ----------      ----------

         Expenses:
           Operating                              1,144,348      1,753,106         1,557,585       1,518,165
           Interest                                 252,975        898,196           352,150         800,853
           Depreciation and amortization            335,593        524,322           402,821         473,829
                                                 ----------     ----------        ----------      ----------

             Total expenses                       1,732,916      3,175,624         2,312,556       2,792,847
                                                 ----------     ----------        ----------      ----------

         Net income (loss)                       $  221,725     $  206,100        $  152,518      $   11,920
                                                 ==========     ==========        ==========      ==========

         Cash distributions                      $   21,835     $  187,723        $   39,081      $  172,625
                                                 ==========     ==========        ==========      ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                       $   21,835     $   92,942        $   39,081      $   86,157
                                                 ==========     ==========        ==========      ==========

         Cash distributions recorded
           as income                             $       --     $   94,781        $       --      $   86,468

         Partnership's share of Local
           Partnership net income (loss)            218,087         92,942 (1)       149,904          67,849 (2)

         Audubon Towers                                  --             --           (36,950) (3)        --

         Advance to Local Partnership                    --       (51,175)                --             --
                                                 ------------------------         -------------------------

         Share of income from partnerships                $354,635                         $267,271
                                                          ========                         ========


     (1) Represents Partnership's share of income from a Local Partnership for which the Partnership's carrying value is zero, but which does not have unallowable losses, and another Local Partnership for which the Partnership's carrying value is zero, but which has income in excess of its unallowable losses.

     (2) Represents Partnership's share of income from a Local Partnership for which the Partnership's carrying value is zero, but which does not have unallowable losses.

     (3) Represents 50% share of income from Audubon Towers for the three month period ended September 30, 2002, which was retroactively adjusted to January 16, 2002. See Note 2.a., above, for further information regarding this amount.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                                 For the nine months ended
                                                                       September 30,
                                                 -----------------------------------------------------------
                                                          2003                                2002
                                                 ------------------------         --------------------------
                                                   Equity                           Equity
                                                   Method       Suspended           Method        Suspended
                                                 ----------     ----------        ----------      ----------
         Number of Local Partnerships                11             8                 14              7
                                                     ==             =                 ==              =

         Revenue:
           Rental                                $5,594,521     $9,185,440        $6,968,462      $8,132,175
           Other                                    204,578        554,606           379,994         282,135
                                                 ----------     ----------        ----------      ----------

             Total revenue                        5,799,099      9,740,046         7,348,456       8,414,310
                                                 ----------     ----------        ----------      ----------

         Expenses:
           Operating                              3,424,374      5,400,631         4,227,367       4,554,501
           Interest                                 758,934      2,694,589         1,056,453       2,402,565
           Depreciation and amortization          1,006,783      1,572,967         1,208,471       1,421,491
                                                 ----------     ----------        ----------      ----------

             Total expenses                       5,190,091      9,668,187         6,492,291       8,378,557
                                                 ----------     ----------        ----------      ----------


         Net income (loss)                       $  609,008     $   71,859        $  856,165      $   35,753
                                                 ==========     ==========        ==========      ==========

         Cash distributions                      $  238,140     $  489,079        $  286,772      $  434,575
                                                 ==========     ==========        ==========      ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                       $  238,140     $  132,453        $  286,772      $  203,548
                                                 ==========     ==========        ==========      ==========

         Cash distributions recorded
           as income                             $       --     $  356,626        $       --      $  231,027

         Partnership's share of Local
           Partnership net income (loss)            597,506        132,453 (1)    840,690            200,378 (1)

         Advance to Local Partnership                    --        (51,175)              --               --

         Miscellaneous                                   --         1,684                --           2,708
                                                 ------------------------         -------------------------

         Share of income from partnerships                $1,037,094                       $1,274,803
                                                          ==========                       ==========


     (1) Represents Partnership's share of income from a Local Partnership for which the Partnership's carrying value is zero, but which does not have unallowable losses.

     All of the cash distributions recorded as income are included in share of income from partnerships on the consolidated statements of operations for the respective periods, and are recorded as cash receipts on the respective consolidated balance sheets. As of September 30, 2003 and 2002, the Partnership's share of cumulative losses to date for seven and six of the 19 and 21 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,158,823 and $8,865,080, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $50,964 and $178,816 for the three and nine month periods ended September 30, 2003, respectively, and $46,278 and $170,651 for the three and nine month periods ended September 30, 2002, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended September 30, 2003 and 2002, and $225,000 for each of the nine month periods ended September 30, 2003 and 2002.

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

     Eight properties in which the Partnership is invested as of September 30, 2003, have Section 8 HAP contracts which, as extended, will expire on or before September 30, 2004. The Section 8 HAP contracts cover all or substantially all of the apartment units in seven of the eight properties. The following chart presents information concerning these five properties.


                                                          Units                Original           Renewed
                                                      Authorized for         Expiration of      Expiration of
                                     Number of       Rental Assistance         Section 8          Section 8
         Property                   Rental Units      Under Section 8        HAP Contract       HAP Contract
         --------                   ------------     -----------------       -------------      -------------
         Bartley Manor                   70                 69                  07/31/98          05/17/04
         Briar Crest I                   53                 53                  06/30/98          09/30/04
         Briar Crest II                  49                 49                  06/30/98          09/30/04
         Highland Manor                 111                111                  02/08/98          05/12/04 (1)
         Lakewood                        50                 50                  08/01/99          07/31/04
         Monterey/Hillcrest             300                 60                  12/31/03 (2)     --
         Village Green                   36                 36                  09/30/98          04/30/04
         Village Square                  48                 48                  09/30/98          04/30/04
                                       ----               ----
              Total                     717                476
                                       ====               ====


     (1) Entered Mark-to-Market program in May 1998. The Section 8 HAP contract will be renewed annually.
     (2) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.

     As of September 30, 2003, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $3,419,723.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,597,565 as of September 30, 2003, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 6, 2003, there were no material commitments for capital expenditures. The Managing General Partner has approved distributions totaling $679,000 to be paid in November 2003 (see Item 5, below, for additional information concerning these distributions).

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $6,935,000, plus aggregate accrued interest of $13,870,897 as of September 30, 2003, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of September 30, 2003, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

     The maturity dates of the purchase money notes related to the following properties were extended during 2002 and through November 6, 2003.


                                                                Original             Extended
         Property                            Principal          Maturity             Maturity
         --------                           ----------          --------             --------
         Heritage Estates I                 $2,600,000          01/01/99             01/01/04 (1)
         Heritage Estates II                 1,800,000          01/01/99             01/01/04 (1)
         Victorian Towers                      775,000 (2)      01/01/99             01/01/07



     (1) Documents transferring the Partnership's interests in Heritage Estates I and Heritage Estates II have been placed in escrow, to be released to the noteholder in the event of non-payment at maturity.
     (2)  Remaining principal, after a partial payment.

     The remaining purchase money notes, in the aggregate principal amount of $1,760,000, were previously extended to mature on January 1, 2004.

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2002 and through November 6, 2003.



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

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 19 Local Partnerships in which the Partnership is invested as of September 30, 2003, the three Local Partnerships with associated purchase money notes which mature through September 30, 2004, and which remain unpaid or unextended as of November 6, 2003, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.


                                            Percentage of Total              Partnership's Share of
                For the Year              Distributions Received                  Income from
                   Ended                  from Local Partnerships              Local Partnerships
             -----------------            -----------------------            -----------------------
             December 31, 2002                      25%                            $271,840
             December 31, 2001                      17%                            $459,158


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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2003, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $247,545 during the nine month period ended September 30, 2003, as net cash used in operating activities and for the payment of purchase money note principal (in conjunction with the extension of the maturity date of the purchase money note related to Victorian Towers) exceeded the receipt of distributions from Local Partnerships. The primary uses of cash in operating activities were to pay purchase money note interest, management and professional fees, and general and administrative expenses, and to make an advance to Monterey and Hillcrest Apartments in conjunction with the refinancing of the first mortgage debt on the two properties. For the nine months ended September 30, 2003, $489,079 of the distributions received were from Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to- Market program with the resulting reduction in rental revenue.

     After the distributions to be made in November 2003, the Managing
General Partner intends to retain all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships, and for operating cash reserves.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss of $36,541 for the three month period ended September 30, 2003, compared to a net loss of $13,410 for the corresponding period in 2002, primarily due to a decrease in gain from extinguishment of debt, a decrease in interest revenue due to lower cash and cash equivalent balances and declining interest rates, and nominal increases in interest expense, general and administrative expenses, and professional fees. Partially offsetting the increase in net loss were an increase in share of income from partnerships and a nominal decrease in amortization of deferred costs. The increase in share of income from partnerships was primarily the result of a decrease in operating expenses at the property related to one Local Partnership, partially offset by the cessation of income from one Local Partnership accounted for under the equity method during 2002, but not in 2003, and the transfer of the Partnership's interests in two Local Partnerships in February 2003.

     The Partnership's net income for the nine month period ended September 30, 2003, decreased $971,064 from the corresponding period in 2002, primarily due to a decrease in gain from extinguishment of debt, a decrease in share of income from partnerships, a decrease in interest revenue, as discussed above, and a nominal increase in professional fees. Partially offsetting the decrease in net income were a decrease in interest expense due to lower purchase money note balances and the reduction in the interest rate on the purchase money note related to Victorian Towers, a decrease in general and administrative expenses related to fees paid in 2002 in conjunction with the extensions of the purchase money notes related to Briar Hills and Indian Hills, and a nominal decrease in amortization of deferred costs. The decrease in share of income from Partnerships was primarily the result of a decrease in interest and other income and an increase in operating expenses due to maintenance costs, and increases in depreciation and amortization expense at the properties related to two Local Partnerships, and the cessation of income from one Local Partnership, as discussed above.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
          and Results of Operations - continued
          -------------------------


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2003, did not include losses of $56,313 and $261,119, respectively, compared to excluded losses of $100,794 and $302,391 for the three and nine month periods ended September 30, 2002, respectively.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2003.


Item 3. Controls and Procedures
        -----------------------

     In October 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2003 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

                               Cash Distributions
                               ------------------

     The Managing General Partner has approved a cash distribution of $658,700 ($11 per Unit) to holders of record as of November 1, 2003, and a cash distribution of $20,300 to General Partners. The distributions are from cash resources accumulated from operations and distributions from Local Partnerships, and will be paid in November 2003.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.      Description
          -----------      -----------
              31.1         Certification of Principal Executive Officer,
                           pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32 Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b. No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2003.

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




November 6, 2003                       by:  /s/ Michael J. Tuszka
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