Form 10KSB
period 2003-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2004-03-23
CIK 722833

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

                   For the fiscal year ended December 31, 2003


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

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,964,473.

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

                        2003 ANNUAL REPORT ON FORM 10-KSB

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


                                     PART II

Item 5.  Market for the Registrant's Partnership Interests
           and Related Partnership Matters .............................. II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... II-2
Item 7.  Financial Statements............................................ II-9
Item 8.  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure........................ II-9


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.............. III-1
Item 10. Executive Compensation.......................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management.. III-2
Item 12. Certain Relationships and Related Transactions.................. III-3
Item 13. Exhibits and Reports on Form 8-K................................ III-3
Item 14. Controls and Procedures......................................... III-4
Item 15. Principal Accountant Fees and Services.......................... III-5

Signatures............................................................... III-6
Financial Statements..................................................... III-8

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

     Capital Realty Investors-III Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983. On November 7, 1983, the Partnership commenced offering 60,000 units of additional limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering in January 1984 when it became fully subscribed. As of December 31, 2003, 118 units of limited partner interest had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 37 Local Partnerships. As of December 31, 2003, the Partnership retained investments in 18 Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

     (i)  preserve and protect the Partnership's capital;
     (ii) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners could use to offset income from other sources;
     (iii)provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness on the apartment complexes; and
     (iv) provide cash distributions from sale or refinancing of the Partnership's investments and, on a limited basis, from rental operations.

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies, and who generally remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. However, in the event of death or non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 37 (18 remaining as of December 31,
2003) of these Local Partnerships. As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. In six (four remaining as of December 31, 2003) Local Partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the 18 Local Partnerships and the four intermediary partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     Although each of the Local Partnerships in which the Partnership invested owns an apartment complex that must compete in the marketplace for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership, except in specific circumstances as described in Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2003, follows.


                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)

                                                                                                  Units
                           Mortgage                                                           Authorized for      Expiration
 Name and Location        Payable at          Financed and/or Insured           Number of       Low Income            of
of Apartment Complex     12/31/03 (2)         and/or Subsidized Under          Rental Units     Subsidies        HAP Contract
--------------------     ------------     -------------------------------      ------------   --------------     ------------
Arboretum Village        $12,230,025      Conventional                               308               0              --
 Lisle, IL

Bartley Manor                606,114      Federal Housing Administration              70              69           05/31/04 (3)(4)
 Superior, WI                              (FHA)/Section 236 of the National
                                           Housing Act (NHA)

Briar Crest I (4)            413,540      Federal National Mortgage                   53              53           09/30/04 (3)(4)
 Niles, MI                                 Association (FNMA)/Section 236
                                           of the NHA

Briar Crest II (4)           474,850      FNMA/Section 236 of the NHA                 49              49           09/30/04 (3)(4)
 Niles, MI

Heritage Estates I         2,312,926      Missouri Housing Development               228               0              --
 St. Louis, MO                             Agency (MHDA)/Section 221(d)
                                           (4) of the NHA

Heritage Estates II        1,905,613      MHDA/Section 221 (d)(4) of the             160               0              --
 St. Louis, MO                             NHA

Highland Manor             1,184,361      HUD                                        111             111           05/12/04 (5)
 Birmingham, AL

Lakewood Apts.               792,196      Rural Housing & Community                   50              50           07/31/04 (3)(4)
 Eufaula, AL                               Development Services (RHCD)

Meadow Lanes Apts.         1,365,173      Michigan State Housing Develop-            118               0                 --
 Holland, MI                               ment Authority/Section 236 of
                                           the NHA

Monterey/Hillcrest        14,157,848      Section 221(d)(4) of the NHA/FHA           300              60           12/13/04 (4)
 Waukesha, WI

Victorian Towers           4,719,558      New Jersey Housing and Mortgage            204              27           12/01/23
 Cape May, NJ                               Finance Agency/Section 8

                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------


                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued


                                                                                                  Units
                           Mortgage                                                           Authorized for      Expiration
 Name and Location        Payable at          Financed and/or Insured           Number of       Low Income            of
of Apartment Complex     12/31/03 (2)         and/or Subsidized Under          Rental Units     Subsidies        HAP Contract
--------------------     ------------     -------------------------------      ------------   --------------     ------------
Villa Mirage I           $ 1,882,958      California Housing Finance                 50              50            12/19/05
 Rancho Mirage, CA                          Agency (CHFA)/Section 8

Villa Mirage II            1,875,215      CHFA/Section 8                             48              48            10/15/15
 Rancho Mirage, CA

Village Green                270,932      FHA/Section 236 of FHA                     36              36            04/30/04 (3)(4)
 Reedsburg, WI

Village Square               365,490      FHA/Section 236 of FHA                     48              48            04/30/04 (3)(4)
 Barabou, WI

Village Squire I & II      8,354,044      Conventional                              377               0               --
 Canton, MI

Village Squire III         5,389,942      Conventional                              224               0               --
 Canton, MI

Windham Village            2,156,287      CHFA                                       50              44            10/31/15
 Santa Rosa, CA
                         -----------                                             ------          ------

Totals 18                $60,457,072                                              2,484             645
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


                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------


                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued


                                                                                      Average Effective Annual
                                       Units Occupied As                                   Rental Per Unit
                                   Percentage of Total Units                             for the Years Ended
                                      As of December 31,                                     December 31,
 Name and Location             -----------------------------------      --------------------------------------------------------
of Apartment Complex           2003    2002    2001   2000    1999       2003        2002         2001        2000        1999
--------------------           ----    ----    ----   ----    ----      -------    --------     --------    --------    --------
Arboretum Village                93%    87%     88%    92%     93%      $ 9,498    $ 9,833      $ 9,883     $ 9,689     $ 9,338
 Lisle, IL

Bartley Manor                    97%    98%     96%   100%     93%        6,524      6,236        6,050       5,661       5,656
 Superior, WI

Briar Crest I                   100%    94%    100%   100%     96%        7,088      6,723        6,722       6,504       5,333
 Niles, MI

Briar Crest II                  100%    98%    100%   100%     94%        7,174      6,887        6,684       6,682       5,327
 Niles, MI

Heritage Estates I              100%   100%    100%   100%    100%        5,628      5,584        5,264       5,202       5,176
 St. Louis, MO

Heritage Estates II             100%   100%    100%   100%    100%        5,589      5,596        5,314       5,185       5,193
 St. Louis, MO

Highland Manor                  100%    97%    100%   100%    100%        7,073      7,033        6,805       6,616       6,515
 Birmingham, AL

Lakewood Apts.                  100%   100%    100%   100%    100%        4,820      4,572        4,509       4,525       4,305
 Eufaula, AL

Meadow Lanes Apts.               96%    95%     92%    95%     97%        6,622      6,443        6,361       6,318       6,216
 Holland, MI

Monterey/Hillcrest               97%    96%     99%    93%     96%        8,826      9,023        8,954       8,629       8,559
 Waukesha, WI

Victorian Towers                 99%    98%     96%    94%     96%        6,711      6,391        6,533       5,199       5,196
 Cape May, NJ

Villa Mirage I                   98%    97%     99%   100%    100%        9,697      9,430        9,599       9,685       9,522
 Rancho Mirage, C

Villa Mirage II                 100%    99%     99%   100%    100%        9,657      9,603        9,612       9,537       9,580
 Rancho Mirage, CA


                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued

                                                                                          Average Effective Annual
                                           Units Occupied As                                   Rental Per Unit
                                       Percentage of Total Units                             for the Years Ended
                                           As of December 31,                                    December 31,
 Name and Location             -----------------------------------      --------------------------------------------------------
of Apartment Complex           2003    2002    2001   2000    1999        2003       2002         2001        2000        1999
--------------------           ----    ----    ----   ----    ----      --------   --------     --------    --------    --------
Village Green                   92%     95%    100%   100%     92%      $ 4,888    $ 4,472      $ 4,497     $ 4,120     $ 3,849
 Reedsburg, WI

Village Square                  86%     94%     92%    92%     83%        5,064      4,900        4,633       4,232       4,362
 Barabou, WI

Village Squire I & II           93%     96%     96%    97%     97%        6,591      6,593        6,785       6,550       6,152
 Canton, MI

Village Squire III              88%     95%     90%    98%     97%        6,513      6,518        6,670       6,511       6,199
 Canton, MI

Windham Village                100%    100%    100%   100%    100%       11,353     11,568       10,857      10,632      10,572
 Santa Rosa, CA
                               ---     ---     ---    ---     ---       -------    -------      -------     -------     -------

Totals(6) 18                    97%     97%     97%    98%     96%      $ 7,184    $ 7,078      $ 6,985     $ 6,749     $ 6,503
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

     (2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 2003.

     (3) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.

     (4) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration in 2004.

     (5) Entered Mark-to-Market program in May 1998. The Section 8 HAP contract will be renewed annually.

     (6) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.


     On January 3, 2002, the Partnership's interest in Congress Plaza was transferred to the purchase money noteholder. See the notes to consolidated financial statements for additional information concerning the transfer.

     Effective January 16, 2002, the Partnership's interest in Audubon Towers was transferred to the purchase money noteholders. See the notes to consolidated financial statements for additional information concerning the transfer.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     On February 24, 2003, the Partnership's interest in Briar Hills was transferred to the purchase money noteholders. See the notes to consolidated financial statements for additional information concerning the transfer.

     On February 24, 2003, the Partnership's interest in Indian Hills was transferred to the purchase money noteholders. See the notes to consolidated financial statements for additional information concerning the transfer.

     On December 30, 2003, Walsh Park was sold. See the notes to consolidated financial statements for additional information concerning the sale.

     Effective January 2, 2004, the Partnership's interest in Highland Manor was transferred to the purchase money noteholders. See the notes to consolidated financial statements for additional information concerning the transfer.


ITEM 2. PROPERTIES
        ----------

         Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-III Limited Partnership indirectly holds an interest in the real estate owned by the Local Partnerships. See Part I, Item 1, for information concerning these properties.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     There are no material pending legal proceedings to which the Partnership is a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

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

     (b) As of March 23, 2004, there were approximately 4,240 registered holders of Units in the Partnership.

     (c) On September 11, 2002, the Partnership made a cash distribution of $37,054 to the General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when distributions had been made only to the Additional Limited Partners. On December 2, 2002, the Partnership made a cash distribution of $111,340 to the General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On December 6, 2002, the Partnership made a cash distribution of $3,592,920 ($60 per unit) to Additional Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On November 13, 2003, the Partnership made a cash distribution of $658,702 ($11 per Unit) to Additional Limited Partners who were holders of record as of November 1, 2003, and a cash distribution of $20,373 to the General Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On February 26, 2004, the Partnership made a cash distribution of $2,275,516 ($38 per Unit) to Additional Limited Partners who were holders of record as of January 1, 2004. The distribution was a result of proceeds from the sale of Walsh Park.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in this annual report on Form 10-KSB at December 31, 2003. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for eight Local Partnerships in which the Partnership's investment balances have been reduced to zero.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have on the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships).

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

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     Finally, under HUD's "Mark-up-to-Market"  program, properties with expiring
Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 HAP contract rents into line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined adjustment factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 HAP contracts not to convert these properties to market rate housing.

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

     There were no major changes in federal housing policy in 2003.

     Eight properties in which the Partnership is invested as of December 31, 2003, have Section 8 HAP contracts which, as extended, will expire in 2004. The
Section 8 HAP contracts cover all or most of the apartment units in seven of the eight properties. The following chart presents information concerning these eight properties.

                                                 Units             Original           Renewed
                                             Authorized for      Expiration of      Expiration of
                            Number of      Rental Assistance       Section 8          Section 8
     Property             Rental Units      Under Section 8      HAP Contract       HAP Contract
     --------             ------------     -----------------     -------------     --------------
     Bartley Manor             70                 69                07/31/98          05/31/04 (2)
     Briar Crest I             53                 53                06/30/98          09/30/04 (2)
     Briar Crest II            49                 49                06/30/98          09/30/04 (2)
     Highland Manor           111                111                02/08/98          05/12/04 (1)
     Lakewood                  50                 50                08/01/99          07/31/04 (2)
     Monterey/Hillcrest       300                 60                12/13/03          12/13/04 (2)
     Village Green             36                 36                09/30/98          04/30/04 (2)
     Village Square            48                 48                09/30/98          04/30/04 (2)
                            -----              -----

          Total               717                476
                            =====              =====

     (1) Entered Mark-to-Market program in May 1998. The Section 8 HAP contract will be renewed annually.

     (2) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.

     As of December 31, 2003, the carrying amount of the Partnership's investments in and advances to the eight Local Partnerships with Section 8 HAP contracts expiring in 2004 was $3,520,256.

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

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2003, the Partnership had approximately 4,240 investors who held a total of 59,882 units of additional limited partner interest which were originally sold for the aggregate amount of $59,882,000. The Partnership originally made investments in 37 Local Partnerships, of which 18 remain at December 31, 2003. The Partnership's liquidity, with unrestricted cash resources of $3,922,235 as of December 31, 2003, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 23, 2003, there were no material commitments for capital expenditures.

     During 2003 and 2002, the Partnership received cash distributions of $891,563 and $853,443, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $6,935,000, plus aggregate accrued interest of $14,007,865, as of December 31, 2003, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The purchase money note related to Audubon Towers, in the principal amount of $1,275,000, matured on January 1, 1999, and was extended during 2000 to January 15, 2001. Under the extension agreement, documents transferring the Partnership's interest in Audubon Towers to the noteholders were placed in escrow. Effective January 16, 2002, the Partnership's interest was transferred to the noteholders.

     The purchase money note related to Congress Plaza, in the principal amount of $500,000, matured on January 1, 1999, and was extended during 1999 to January 1, 2002. Under the extension agreement, documents transferring the Partnership's interest in Congress Plaza to the noteholder were placed in escrow. On January 3, 2002, the Partnership's interest was transferred to the noteholder.

     The purchase money notes related to Briar Hills and Indian Hills, in the principal amounts of $403,100 and $277,000, respectively, matured on January 1, 2002, and were extended during 2002 to January 2, 2003. Under the extension agreement, documents transferring the Partnership's interests in Briar Hills and Indian Hills to the noteholders were placed in escrow. On February 24, 2003, the Partnership's interests were transferred to the noteholders.

     The purchase money note related to Highland Manor, in the principal amount of $1,760,000, matured on January 1, 2004. Effective January 2, 2004, the Partnership's interest in Highland Manor was transferred to the noteholders.

     The maturity dates of the purchase money notes related to the following properties were extended during 2003.

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
          -----------------------------------


                                               Original        Extended
     Property                 Principal        Maturity        Maturity
     --------                ----------        --------        --------

     Heritage Estates I      $2,600,000        01/01/99        01/01/04 (1)
     Heritage Estates II      1,800,000        01/01/99        01/01/04 (1)
     Victorian Towers           775,000 (2)    01/01/99        01/01/07

     (1) Documents transferring the Partnership's interests in Heritage Estates I and Heritage Estates II have been placed in escrow, to be released to the noteholder upon receipt of notification from the noteholders. As of March 23, 2004, no notification has been received.
     (2)  Remaining principal, after a partial payment.

     The remaining purchase money note, in the principal amount of $1,760,000, was previously extended to mature on January 1, 2004.

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2002, 2003, and through March 23, 2004.

     Property                 Principal            Date        Disposition
     --------                ----------        ------------    ------------

     Audubon Towers          $1,275,000        January 2002    Transferred
     Congress Plaza             500,000 (1)    January 2002    Transferred
     Briar Crest I              470,050        May 2002        Paid Off
     Briar Crest II             361,120        May 2002        Paid Off
     Briar Hills                403,100        February 2003   Transferred
     Indian Hills               277,000        February 2003   Transferred
     Highland Manor           1,760,000        January 2004    Transferred

     (1)  Remaining principal, after a partial payment.

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

     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the purchase money notes exceeds the carrying amount of the investment in each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 18 Local Partnerships in which the Partnership is invested as of December 31, 2003, the two Local Partnerships with associated purchase money notes which mature through December 31, 2004, and which remain unpaid or unextended as of March 23, 2004, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                              Percentage of Total       Partnership's Share of
        For the Year        Distributions Received           Income from
           Ended            from Local Partnerships       Local Partnerships
     -----------------      -----------------------     ----------------------

     December 31, 2003                23%                    $103,212
     December 31, 2002                20%                    $230,682


     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the years ended December 31, 2003 and 2002, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $922,875 during 2003, as net cash used in operating activities, for the payment of purchase money note principal (in conjunction with the extension of the maturity date of the purchase money note related to Victorian Towers), and for distributions to partners exceeded the receipt of distributions from Local Partnerships. The primary uses of cash in operating activities were to pay purchase money note interest, management and professional fees, and general and administrative expenses. For the year ended December 31, 2003, $568,483 of the distributions received were from Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenue.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     On September 11, 2002, the Partnership made a cash distribution of $37,054 to the General Partners and Initial and Special Limited Partners from cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when distributions had been made only to the Additional Limited Partners. On December 2, 2002, the Partnership made a cash distribution of $111,340 to General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On December 6, 2002, the Partnership made a cash distribution of $3,592,920 ($60 per unit) to Additional Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On November 13, 2003, the Partnership made a cash distribution of $658,702 ($11 per Unit) to Additional Limited Partners who were holders of record as of October 1, 2003, and a cash distribution of $20,373 to General Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On February 26, 2004, the Partnership made a cash distribution of $2,275,516 ($38 per Unit) to Additional Limited Partners who were holders of record as of January 1, 2004. The distribution was a result of proceeds from the sale of Walsh Park. The Managing General Partner intends to retain all of the Partnerships remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for future working capital needs.

                              Results of Operations
                              ---------------------

2003 Versus 2002
----------------

     The Partnership's net income for the year ended December 31, 2003, increased from 2002, primarily due to gain on disposition of investment in partnership in 2003, a decrease in interest expense due to lower purchase money note balances and the reduction in the interest rate on the purchase money note related to Victorian Towers, a decrease in general and administrative expenses related to fees paid in 2002 in conjunction with the extensions of the purchase money notes related to Briar Hills and Indian Hills, and a nominal decrease in amortization of deferred costs. Partially offsetting the increase in net income were a decrease in gain on extinguishment of debt, a decrease in share of income from partnerships, a decrease in interest revenue due to lower cash and cash equivalent balances and declining interest rates, and an increase in professional fees related to higher audit and legal fees. The decrease in share of income from partnerships was primarily the result of an increase in operating expenses at the properties related to four Local Partnerships.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2003 and 2002, did not include losses of $776,307 and $409,615, respectively. Distributions of $568,171 and $501,281, received from five Local Partnerships during 2003 and 2002, were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The combined rental revenues for the Partnership's remaining 18 properties for the five years ended December 31, 2003, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in 2003 and in prior years.

                                                        For the years ended December 31,
                           ---------------------------------------------------------------------------------
                              2003             2002              2001               2000            1999
                           -----------      -----------       -----------       -----------      -----------
Combined Rental
  Revenue                  $17,989,806      $17,960,331       $17,864,828       $17,176,739      $16,646,341

Annual Percentage
  Increase (Decrease)                  0.2%              0.5%               4.0%             3.2%



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

William B. Dockser, 67, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 57, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

                                      III-1

                                    PART III
                                    --------

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     (a), (b), (c), (d), (e), (f), (g), and (h)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required by this Item 10 is incorporated herein by reference to Notes 3 and 4 of the notes to consolidated financial statements contained in Part III.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at March 23, 2004.

                                                                      % of Total
             Name and Address             Amount and Nature          Units Issued
           of Beneficial Owner         of Beneficial Ownership      and Outstanding
           ---------------------       -----------------------      ---------------
           Equity Resource Group,             9,949 Units                 16.6%
             Incorporated, et. al.
             44 Brattle Street
             Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 23, 2004, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

                                                                      % of Total
              Name of                     Amount and Nature          Units Issued
          Beneficial Owner             of Beneficial Ownership      and Outstanding
          ----------------             -----------------------     ----------------
          William B. Dockser                     None                    0.0%
          H. William Willoughby                  None                    0.0%
          All Directors and Officers
            as a Group (2 persons)               None                    0.0%

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

                                      III-3

                                    PART III
                                    --------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K - Continued
         --------------------------------

          Exhibit No. 10 - Material Contracts.

          a. Management Services Agreement between CRI and Capital Realty Investors- III Limited Partnership. (Incorporated by reference to Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

          Exhibit No. 31.1 - Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit No. 31.2 - Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit No. 32 - Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2003.


ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

     In February 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared.

                                      III-4

                                    PART III
                                    --------

ITEM 14. CONTROLS AND PROCEDURES - Continued
         -----------------------

In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2003 and 2002, the Partnership retained Grant Thornton LLP to provide services as follows.

                                                Year Ended December 31,
                                              --------------------------
                                                2003              2002
                                              --------          --------

         Audit fees                           $102,800          $103,600
         Audit-related fees                         --                --
         Tax fees (1)                           22,500            20,500
         All other fees                             --                --
                                              --------          --------

             Total billed                     $125,300          $124,100
                                              ========          ========

     (1)  Preparation of Partnership federal and state tax returns.

     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership would assess whether the provision of those services would compromise Grant Thornton LLP's independence. No such services were provided by Grant Thornton LLP during the years ended December 31, 2003 and 2002.


                                      III-5

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



March 23, 2004                         by: /s/ William B. Dockser
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


March 23, 2004                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                               Director, President,
                                               and Secretary



March 23, 2004                         by:  /s/ Michael J. Tuszka
--------------                              ------------------------------------
DATE                                        Michael J. Tuszka,
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)




                                      III-6

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



To the Partners
Capital Realty Investors-III Limited Partnership

     We have audited the accompanying consolidated balance sheets of Capital Realty Investors-III Limited Partnership (a Maryland limited partnership), as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $625,972 and $875,272 of income in 2003 and 2002, respectively, included in the Partnership's 2003 and 2002 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-III Limited Partnership as of December 31, 2003 and 2002, and the consolidated results of its operations, changes in partners' deficit, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                            Grant Thornton LLP


Vienna, Virginia
March 17, 2004


                                      III-7

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2003            2002
                                                                                      ------------    ------------
Investments in partnerships .......................................................   $  3,979,360    $  7,780,555
Investment in partnerships held for sale or transfer ..............................      1,891,124              --
Investment in partnerships held in escrow .........................................      1,186,240       1,755,262
Cash and cash equivalents .........................................................      3,922,235       4,845,110
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $271,878 and $369,168, respectively ..........        127,422         207,724
Property purchase costs,
  net of accumulated amortization of $244,200 and $338,684, respectively ..........        131,234         208,135
Sales proceeds receivable .........................................................      4,743,059              --
Other assets ......................................................................             53             112
                                                                                      ------------    ------------

      Total assets ................................................................   $ 15,980,727    $ 14,796,898
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  7,054,544    $  7,859,644
Accrued interest payable ..........................................................     14,041,841      15,339,616
Accounts payable and accrued expenses .............................................        387,300         152,707
                                                                                      ------------    ------------

      Total liabilities ...........................................................     21,483,685      23,351,967
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (12,700,760)    (12,021,685)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (46,648,765)    (50,379,951)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (5,502,958)     (8,555,069)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 15,980,727    $ 14,796,898
                                                                                      ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-8

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the years ended
                                                                              December 31,
                                                                       --------------------------
                                                                          2003           2002
                                                                       -----------    -----------
Share of income from partnerships ..................................   $ 1,194,143    $ 1,379,260
                                                                       -----------    -----------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ...............................       738,283      1,706,398
    Interest .......................................................        32,047        114,874
                                                                       -----------    -----------

                                                                           770,330      1,821,272
                                                                       -----------    -----------

  Expenses:
    Interest .......................................................       857,162      1,076,193
    Management fee .................................................       300,000        300,000
    General and administrative .....................................       271,687        419,181
    Professional fees ..............................................       131,289        120,333
    Amortization of deferred costs .................................        32,085         37,457
                                                                       -----------    -----------

                                                                         1,592,223      1,953,164
                                                                       -----------    -----------

      Total other revenue and expenses .............................      (821,893)      (131,892)
                                                                       -----------    -----------

Income before gain on disposition of investment in partnership .....       372,250      1,247,368

Gain on disposition of investment in partnership ...................     3,358,936             --
                                                                       -----------    -----------

Net income .........................................................   $ 3,731,186    $ 1,247,368
                                                                       ===========    ===========


Net income allocated to General Partners (1.51%) ...................   $    56,341    $    18,835
                                                                       ===========    ===========

Net income allocated to Initial and Special Limited Partners (1.49%)   $    55,595    $    18,586
                                                                       ===========    ===========

Net income allocated to Additional Limited Partners (97%) ..........   $ 3,619,250    $ 1,209,947
                                                                       ===========    ===========

Net income per unit of Additional Limited Partner Interest,
  based on 59,882 units outstanding ................................   $     60.44    $     20.21
                                                                       ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-9

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                                          Initial and
                                                                            Special          Additional
                                                           General          Limited           Limited
                                                           Partners         Partners          Partners            Total
                                                          ----------      -----------       ------------       -----------
Partners' deficit, January 1, 2002                        $(800,860)      $(790,920)        $(4,469,343)       $(6,061,123)

  Net income                                                 18,835          18,586           1,209,947          1,247,368

  Distribution of $60.00 per unit
    of Additional Limited Partner Interest                       --              --          (3,592,920)        (3,592,920)

  Distributions to General Partners
    and Initial and Special Limited Partners                (74,722)        (73,672)                 --           (148,394)
                                                          ---------       ---------         -----------        -----------

Partners' deficit, December 31, 2002                       (856,747)       (846,006)         (6,852,316)        (8,555,069)

  Net income                                                 56,341          55,595           3,619,250          3,731,186

  Distribution of $11.00 per unit
    of Additional Limited Partner Interest                       --              --            (658,702)          (658,702)

  Distribution to General Partners                          (20,373)             --                  --            (20,373)
                                                          ---------       ---------         -----------        -----------

  Partner's deficit, December 31, 2003                    $(820,779)      $(790,411)        $(3,891,768)       $(5,502,958)
                                                          =========       =========         ===========        ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     III-10

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the years ended
                                                                                          December 31,
                                                                                  ---------------------------
                                                                                     2003            2002
                                                                                  -----------     -----------
Cash flows from operating activities:
  Net income ..................................................................   $  3,731,186    $  1,247,368

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (1,194,143)     (1,379,260)
    Amortization of deferred costs ............................................         32,085          37,457
    Gain on disposition of investment in partnership ..........................     (3,358,936)             --
    Gain from extinguishment of debt ..........................................       (738,283)     (1,706,398)

    Changes in assets and liabilities:
      Advances made to Local Partnerships, net ................................             --            (485)
      Decrease in other assets ................................................             59             266
      Increase in accrued interest payable ....................................        857,162       1,076,193
      Payment of purchase money note interest .................................       (339,807)       (340,424)
      Increase in accounts payable and accrued expenses .......................            314          41,481
                                                                                  ------------    ------------

        Net cash used in operating activities .................................     (1,010,363)     (1,023,802)
                                                                                  ------------    ------------


Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        891,563         853,443
                                                                                  ------------    ------------


Cash flows from financing activities:
  Payment of purchase money note principal ....................................       (125,000)             --
  Payoff of purchase money notes and related interest .........................             --      (2,560,590)
  Distributions to General Partners and Initial and Special Limited Partners ..        (20,373)       (148,394)
  Distributions to Additional Limited Partners ................................       (658,702)     (3,592,920)
                                                                                  ------------    ------------

        Net cash used in financing activities .................................       (804,075)     (6,301,904)
                                                                                  ------------    ------------


Net decrease in cash and cash equivalents .....................................       (922,875)     (6,472,263)

Cash and cash equivalents, beginning of year ..................................      4,845,110      11,317,373
                                                                                  ------------    ------------

Cash and cash equivalents, end of year ........................................   $  3,922,235    $  4,845,110
                                                                                  ============    ============


Supplemental disclosure of cash flow information:
  Cash paid during the year for interest ......................................   $    339,807    $  2,069,844
                                                                                  ============    ============

  Non-cash investing activity:
    Net proceeds from disposition
    of investment in partnership,
    accrued in 2003, collected in 2004 ........................................   $  4,508,780    $         --
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

                                     III-11

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-III Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983, and shall continue until December 31, 2037, unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income, or conventionally financed apartments, located throughout the United States.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner is Rockville Pike Associates Limited
     Partnership-III, a limited partnership which includes certain current officers and former employees of CRI or its affiliates. The Special Limited Partner had been Two Broadway Associates II, a limited partnership comprised of an affiliate and employees of Merrill Lynch, Pierce, Fenner & Smith, Incorporated. Effective January 1, 2002, Two Broadway Associates II transferred its interest to MLH Merger Corporation and three individuals.

          The Partnership sold 60,000 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated in January 1984. As of December 31, 2003, 118 units of limited partner interest had been abandoned.

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

     d.   Investments in partnerships
          ---------------------------

          The investments in Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships or intermediary partnerships. Under this method, the carrying amount of the investments in Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2003 and 2002, the Partnership's share of cumulative losses of seven of the Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $9,757,475 and $9,039,716, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements. Distributions of $568,171 and $501,281, received from five Local Partnerships during 2003and 2002, were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     e.   Investment in partnerships held for sale or transfer
          ----------------------------------------------------

          Due to the possible sale or transfer of the Partnership's interests in Briar Crest I, Briar Crest II, and Highland Manor, as further discussed in
     Note 2.a., the Partnership's investment in these Local Partnerships was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2003. Assets held for sale or transfer are not recorded in excess of their estimated net realizable value.

     f.   Investment in partnerships held in escrow
          -----------------------------------------

          During March and April 2002, documents transferring the Partnership's interests in Briar Hills and Indian Hills to the noteholders were placed in escrow, as further discussed in Note 2.a. Accordingly, the Partnership's investment in these Local Partnerships was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2002.

          During April 2003, documents transferring the Partnership's interest in Heritage Estates I and Heritage Estates II to the noteholders were placed in escrow, as further discussed in Note 2.a. Accordingly, the Partnership's investment in this Local Partnership was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2003. Assets held in escrow are not recorded in excess of their estimated net realizable value.

     g.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits, and repurchase agreements with original maturities of three months or less.

     h.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of units of additional limited partner interest. Such costs were recorded as a reduction of partners' capital when incurred.

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

     k.   Fair value of financial instruments
          -----------------------------------

          The consolidated financial statements include estimated fair value information as of December 31, 2003, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

          The consolidated balance sheet carrying amounts for cash and cash equivalents approximate estimated fair values of such assets.

          The Partnership has determined that it is not practicable to estimate the fair value of purchase money notes, either individually or in the aggregate, due to: (i) the lack of an active market for this type of financial instrument, (ii) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (iii) the excessive costs associated with an independent appraisal of the purchase money notes.

     l.   New accounting pronouncement
          ----------------------------

          In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership) to variable interest entities or potential variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46-R in these consolidated financial statements. As of December 31, 2003, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $7,056,724.

                                     III-14

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2003 and 2002, the Partnership held limited partner interests in 18 and 21 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships follow.

                                                       December 31,
                                              -----------------------------
                                                 2003              2002
                                              -----------       -----------

     Due to local general partners:           $   119,544       $   119,544

     Purchase money notes due in:
       1999                                            --           900,000
       2003                                            --           680,100
       2004                                     6,160,000         6,160,000
       2007                                       775,000                --
                                              -----------       -----------

           Subtotal                             7,054,544         7,859,644
                                              -----------       -----------

     Accrued interest payable                  14,041,841        15,339,616
                                              -----------       -----------

           Total                              $21,096,385       $23,199,260
                                              ===========       ===========

          The amounts due to local general partners will be paid upon the occurrence of certain specific events, as outlined in the respective Local Partnership's partnership agreement.

          The remaining purchase money notes have stated interest rates ranging from 3.06% to 9%, certain of which are compounded annually. The purchase money notes are non- recourse, but their terms provide for payment in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

          The purchase money note related to Audubon Towers, in the principal amount of $1,275,000, matured on January 1, 1999, and was extended during 2000 to January 15, 2001. Under the extension agreement, documents transferring the Partnership's interest in Audubon Towers to the noteholders were placed in escrow. Effective January 16, 2002, the Partnership's interest was transferred to the noteholders.

          The purchase money note related to Congress Plaza, in the principal amount of $500,000, matured on January 1, 1999, and was extended during 1999 to January 1, 2002. Under the extension agreement, documents transferring the Partnership's interest in Congress Plaza to the noteholder were placed in escrow. On January 3, 2002, the Partnership's interest was transferred to the noteholder.

          The purchase money note related to Victorian Towers, in the principal amount of $900,000, matured on January 1, 1999, and was extended during 2003 to January 1, 2007. At the time of extension, the Partnership made a $125,000 payment to the noteholder, which was applied to the purchase money note principal.

                                     III-15

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          The purchase money notes related to Briar Hills and Indian Hills, in the principal amounts of $403,100 and $277,000, respectively, matured on January 1, 2002, and were extended during 2002 to January 2, 2003. Under the extension agreement, documents transferring the Partnership's interests in Briar Hills and Indian Hills to the noteholders were placed in escrow. On February 24, 2003, the Partnership's interests were transferred to the noteholders.

          The purchase money note related to Highland Manor, in the principal amount of $1,760,000, matured on January 1, 2004. Effective January 2, 2004, the Partnership's interest in Highland Manor was transferred to the noteholders.

          The maturity dates of the purchase money notes related to the following properties were extended during 2003.

                                                 Original       Extended
     Property                Principal           Maturity       Maturity
     --------                ----------          --------       --------

     Heritage Estates I      $2,600,000          01/01/99       01/01/04 (1)
     Heritage Estates II      1,800,000          01/01/99       01/01/04 (1)
     Victorian Towers           775,000 (2)      01/01/99       01/01/07

     (1) Documents transferring the Partnership's interests in Heritage Estates I and Heritage Estates II have been placed in escrow, to be released to the noteholder upon receipt of notification from the noteholders. As of March 23, 2004, no notification has been received.
     (2)  Remaining principal, after a partial payment.

          The remaining purchase money note, in the principal amount of $1,760,000, was previously extended to mature on January 1, 2004.

          The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2002, 2003, and through March 23, 2004.

     Property            Principal              Date          Disposition
     --------            ---------           ------------     -----------
     Audubon Towers      $1,275,000          January 2002     Transferred
     Congress Plaza         500,000 (1)      January 2002     Transferred
     Briar Crest I          470,050          May 2002         Paid Off
     Briar Crest II         361,120          May 2002         Paid Off
     Briar Hills            403,100          February 2003    Transferred
     Indian Hills           277,000          February 2003    Transferred
     Highland Manor       1,760,000          January 2004     Transferred

     (1)  Remaining principal, after a partial payment.

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

                                     III-16

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local
     Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the
     Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

          The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties'
     underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, in the event of a foreclosure, the
     Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 18 Local Partnerships in which the Partnership is invested as of December 31, 2003, the two Local Partnerships with associated purchase money notes which mature through December 31, 2004, and which remain unpaid or unextended as of March 23, 2004, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                           Percentage of Total          Partnership's Share of
        For the Year      Distributions Received              Income from
           Ended          from Local Partnerships          Local Partnerships
     -----------------    -----------------------       ----------------------

     December 31, 2003              23%                       $103,212
     December 31, 2002              20%                       $230,682

          The Managing General Partner continues to address the maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

                                     III-17

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2003 and 2002, was $857,162 and $1,076,193,
     respectively. The accrued interest payable on the purchase money notes of $14,007,865 and $15,305,640 as of December 31, 2003 and 2002, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

          Due to the noteholders' anticipated difficulty in dealing with the local general partner, the Partnership offered the noteholders an alternative to accepting the assignment of the Partnership's interest in its entirety during the first quarter of 2002. The alternative would be to transfer one-half of the Partnership's interest in Audubon Towers in exchange for one- half of the then outstanding balance of the purchase money note principal and accrued interest effective January 16, 2002, with the remaining one-half of the Partnership's interest in Audubon Towers to be transferred on January 16, 2003. The Partnership believed that the alternative might assist the noteholders in obtaining the unaffiliated general partner's consent to admit them to the Local Partnership, since it would avoid a tax termination of the Local Partnership. The noteholders indicated interest in restructuring the assignment in this manner, but did not make a final decision pending further negotiations with the local general partner. Therefore, the Partnership's financial statements for the first and second quarters of 2002 reflected a 50% transfer in Audubon Towers effective January 16, 2002. However, in July 2002, the noteholders advised the Partnership that they had determined that restructuring the assignment would not help with their admission to the Local Partnership. Accordingly, the Partnership's consolidated financial statements reflect the transfer of the remaining 50% of its interest in Audubon Towers, with an effective date of January 16, 2002, in the third quarter of 2002. The transfer of the Partnership's interest in Audubon Towers to the noteholders resulted in gain from extinguishment of debt of $136,018 for financial statement purposes in 2002, and in a total gain of $4,778,423 for federal tax purposes in 2002.

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

          On May 13, 2002, the Partnership paid off the Briar Crest I and Briar Crest II notes at a discount. The discounted payoffs resulted in gain from extinguishment of debt of $169,353 and $133,097 for Briar Crest I and Briar Crest II, respectively, for financial statement purposes in 2002, and in cancellation of indebtedness income of $169,353 and $133,097 for Briar Crest I and Briar Crest II, respectively, for federal tax purposes in 2002. The Managing General Partner is currently negotiating to sell its interests in Briar Crest I and Briar Crest II. There is no assurance that a sale of the Partnership's interests will occur.

          Due to the possible sale of the Partnership's interests in Briar Crest I and Briar Crest II, the net unamortized acquisition fees and property purchase costs, which totaled $1,268,061 at December 31, 2003, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet.

          In late March and early April 2002, the noteholders agreed to extend the maturity date of the Briar Hills and Indian Hills notes until January 2, 2003. At that time, the Partnership put assignments of its interests in Briar Hills and Indian Hills in escrow. Accordingly, the Partnership's basis in Briar Hills and Indian Hills, along with net unamortized acquisition fees and property purchases costs, which totaled $744,234 and $1,011,028 as of December 31, 2002, respectively, was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2002. On February 24, 2003, the Partnership's interests in Briar Hills and Indian Hills were transferred to the noteholders. The transfer of the Partnership's interest to the noteholders resulted in gain from extinguishment of debt of $733,677 and $4,606 for Briar Hills and Indian Hills, respectively, for financial statement purposes in 2003, and in a total gain of $1,503,595 and $1,214,130 for Briar Hills and Indian Hills, respectively, for federal tax purposes in 2003.

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

          On April 4, 2003, documents transferring the Partnership's interests in Heritage Estates I and Heritage Estates II were placed in escrow, to be released to the noteholder in the event of non-payment at maturity. Due to the impending transfer of the Partnership's interests in Heritage Estates I and Heritage Estates II to the noteholders, the Partnership's basis in the Local Partnerships, along with the net unamortized acquisition fees and property purchase costs, which totaled $1,186,240 as of December 31, 2003, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2003. As of March 23, 2004, the Partnership's interests had not yet been released to the noteholder.

                                 Highland Manor
                                 --------------

          The Partnership and the holders of the purchase money notes (in the original principal amount of $1,760,000) related to Highland Manor, Limited (Highland Manor) have extended the maturity date thereof from January 1, 1999 to January 1, 2004, subject to the noteholders' right to accelerate the maturity date upon nine months' notice. In connection with the extension, in addition to the payments required to be made to the noteholders by the Partnership from cash flow distributions from Highland Manor, the Partnership agreed to make annual payments to the noteholders on January 15th of each calendar year commencing January 15, 2000. On October 23, 1998, the Partnership made a payment of interest, which was held in escrow, along with the purchase money note modification documents, until January 1999, at which time the funds were released to the noteholders. This payment has been, and subsequent payments will be, applied first to payment of accrued interest, and thereafter to principal. In January 2000, 2001, 2002 and 2003 the Partnership made the annual payment as agreed under the extension documents. Effective January 2, 2004, the Partnership's interest in Highland Manor was transferred to the noteholders. The transfer resulted in gain on disposition of investment in partnerships of $3,620,416 to be reported in 2004 for financial statement purposes, and of $3,837,000 to be reported in 2004 for federal income tax purposes.

          Due to the impending transfer of the Partnership's interest in Highland Manor, the net unamortized acquisition fees and property purchase costs, which totaled $623,063 at December 31, 2003, was reclassified to investments in partnerships held for sale or transfer in the accompanying consolidated balance sheet.

                                     III-20

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                   Victorian
                                   ---------

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

     b.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 97.01% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invested in the Local Partnership. As stipulated by the Local Partnership's partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2003 and 2002, the Partnership received cash distributions from rental operations of the Local Partnerships of $891,563 and $853,443, respectively. As of December 31, 2003 and 2002, 12 and 14, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $425,420 and $714,694, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

     c.   Advance to Local Partnership
          ----------------------------

          In July 2003, the Partnership advanced $51,175 to Pebble Valley Housing Partners (Monterey and Hillcrest Apartments) to pay up-front fees and expenses related to the refinancing of the first mortgage debt on the two properties. The advance was repaid to the Partnership out of the refinancing proceeds at closing in December 2003.



                                                      III-21

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     d.   Property matters
          ----------------

                                   Walsh Park
                                   ----------

          On May 19, 2003, the local managing general partner entered into a contract for the sale of the property owned by Walsh Park Associates (Walsh
     Park). On December 30, 2003, Walsh Park was sold; cash proceeds received by the Partnership totaled $4,743,059. The sale resulted in gain on disposition of investment in partnerships of $3,358,936 for financial statement purposes and $5,975,776 for federal income tax purposes in 2003. In accordance with the terms of the Partnership Agreement, in January 2004 the Managing General Partner was paid a disposition fee of $233,958 related to the sale, which was netted against the related gain on disposition of investments in partnerships at December 31, 2003.

     e.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the 18 Local Partnerships in which the Partnership is invested as of December 31, 2003, follow. The information is presented for those ten Local Partnerships which have investment basis (equity method), and for those eight Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                              COMBINED BALANCE SHEETS
                                                 December 31, 2003

                                                               Equity
                                                               Method          Suspended            Total
                                                            ------------      ------------       ------------
          Number of Local Partnerships                           10               8                   18
                                                                 ==               =                   ==

          Rental property, at cost, net of
            accumulated depreciation of
            $17,630,823 $38,479,553, and
            $56,110,376, respectively                       $ 10,934,983      $ 22,090,325       $ 33,025,308
          Land                                                 2,914,048         5,907,833          8,821,881
          Other assets                                         4,589,853         6,320,992         10,910,845
                                                            ------------      ------------       ------------

              Total assets                                  $ 18,438,884      $ 34,319,150       $ 52,758,034
                                                            ============      ============       ============


          Mortgage notes payable                            $ 10,781,957      $ 49,675,115       $ 60,457,072
          Other liabilities                                      693,470         3,925,514          4,618,984
          Due to general partners                                937,152         1,134,082          2,071,234
                                                            ------------      ------------       ------------

              Total liabilities                               12,412,579        54,734,711         67,147,290

          Partners' capital (deficit)                          6,026,305       (20,415,561)       (14,389,256)
                                                            ------------      ------------       ------------

              Total liabilities and partners'
                capital (deficit)                           $ 18,438,884      $ 34,319,150       $ 52,758,034
                                                            ============      ============       ============



                                                      III-22

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2003

                                                               Equity
                                                               Method   (1)    Suspended            Total
                                                            -----------       -----------        -----------
          Number of Local Partnerships                           11               8                   19
                                                                 ==               =                   ==

          Revenue:
            Rental                                          $ 7,506,146       $12,158,189        $19,664,335
            Other                                               457,198           559,067          1,016,265
                                                            -----------       -----------        -----------

              Total revenue                                   7,963,344        12,717,256         20,680,600
                                                            -----------       -----------        -----------

          Expenses:
            Operating and other                               5,001,019         7,537,806         12,538,825
            Interest                                            964,272         3,569,042          4,533,314
            Depreciation and amortization                     1,362,751         2,333,835          3,696,586
                                                            -----------       -----------        -----------

              Total expenses                                  7,328,042        13,440,683         20,768,725
                                                            -----------       -----------        -----------

          Net income (loss)                                 $   635,302       $  (723,427)       $   (88,125)
                                                            ===========       ===========        ===========

          Cash distributions                                $   323,080       $   568,483        $   891,563
                                                            ===========       ===========        ===========

          Cash distributions recorded as reduction
            of investments in partnerships                  $   323,080       $       312        $   323,392
                                                            ===========       ===========        ===========

          Cash distributions recorded as income             $        --       $   568,171        $   568,171

          Partnership's share of Local Partnership
            net income                                          623,977             1,995 (1)        625,972
                                                            -----------       -----------        -----------

          Share of income from partnerships                 $   623,977       $   570,166        $ 1,194,143
                                                            ===========       ===========        ===========


          (1) Includes information for Walsh Park through the date of the sale of the property in December 2003.
          (2) Represents Partnership's share of income from a Local Partnership for which the Partnership's carrying value is zero, but which does not have unallowable losses.

          Combined balance sheets and combined statements of operations for the 21 Local Partnerships in which the Partnership is invested as of December 31, 2002, follow. The information is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).


                                     III-23

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                              COMBINED BALANCE SHEETS
                                                 December 31, 2002

                                                               Equity
                                                               Method          Suspended            Total
                                                            -----------       -----------        -----------
         Number of Local Partnerships                            13               8                   21
                                                                 ==               =                   ==

         Rental property, at cost, net of
           accumulated depreciation of
           $22,627,619 $36,488,090, and
           $59,115,709, respectively                        $ 15,816,974      $ 23,723,542       $ 39,540,516
         Land                                                  3,421,432         5,891,582          9,313,014
         Other assets                                          6,535,934         5,108,975         11,644,909
                                                            ------------      ------------       ------------

             Total assets                                   $ 25,774,340      $ 34,724,099       $ 60,498,439
                                                            ============      ============       ============


         Mortgage notes payable                             $ 16,515,119      $ 48,941,247       $ 65,456,366
         Other liabilities                                     1,115,790         3,797,106          4,912,896
         Due to general partners                                 918,441         1,093,274          2,011,715
                                                            ------------      ------------       ------------

             Total liabilities                                18,549,350        53,831,627         72,380,977

         Partners' capital (deficit)                           7,224,990       (19,107,528)       (11,882,538)
                                                            ------------      ------------       ------------

             Total liabilities and partners'
               capital (deficit)                            $ 25,774,340      $ 34,724,099       $ 60,498,439
                                                            ============      ============       ============

                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2002

                                                               Equity
                                                               Method          Suspended            Total
                                                            -----------       -----------        -----------
         Number of Local Partnerships                            13               8                   21
                                                                 ==               =                   ==

         Revenue:
           Rental                                           $ 7,917,195       $12,252,837        $20,170,032
           Other                                                473,090           463,795            936,885
                                                            -----------       -----------        -----------

             Total revenue                                    8,390,285        12,716,632         21,106,917
                                                            -----------       -----------        -----------

         Expenses:
           Operating and other                                5,138,274         7,295,047         12,433,321
           Interest                                           1,005,451         3,592,783          4,598,234
           Depreciation and amortization                      1,436,423         2,097,287          3,533,710
                                                            -----------       -----------        -----------

             Total expenses                                   7,580,148        12,985,117         20,565,265
                                                            -----------       -----------        -----------

         Net income (loss)                                  $   810,137       $  (268,485)       $   541,652
                                                            ===========       ===========        ===========

         Cash distributions                                 $   257,527       $   595,916        $   853,443
                                                            ===========       ===========        ===========

         Cash distributions recorded as reduction
           of investments in partnerships                   $   257,527       $    94,635        $   352,162
                                                            ===========       ===========        ===========

         Cash distributions recorded as income              $        --       $   501,281        $   501,281

         Partnership's share of Local Partnership
           net income                                           796,251            79,020 (1)        875,271

         Miscellaneous                                               --             2,708              2,708
                                                            -----------       -----------        -----------

         Share of income from partnerships                  $   796,251       $   583,009        $ 1,379,260
                                                            ===========       ===========        ===========

          (1) Represents Partnership's share of income from a Local Partnership for which the Partnership's carrying value is zero, but which does not have unallowable losses.

                                     III-24

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          f.   Reconciliation of the Local Partnerships' financial statement net
               -----------------------------------------------------------------
                 (loss) income to taxable income
                 -------------------------------

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

          A reconciliation of the Local  Partnerships'  financial  statement net
     (loss) income reflected above to taxable income follows.

                                                                                     For the years ended
                                                                                         December 31,
                                                                             --------------------------------
                                                                                 2003                 2002
                                                                             -----------           ----------
          Financial statement net (loss) income                              $  (88,125)           $  541,652

          Adjustments:
            Additional book depreciation,
              net of depreciation on construction period expenses
              capitalized for financial statement purposes                    2,432,959             2,586,317

            Amortization for financial statement purposes
              not deducted for income tax purposes                              258,274                20,709

            Miscellaneous, net                                                 (397,081)              125,975
                                                                             ----------            ----------

          Taxable income                                                     $2,206,027            $3,274,653
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2003 and 2002, the Partnership paid $229,726 and $224,747, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

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

                                     III-25

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

For each of the years ended December 31, 2003 and 2002, the Partnership paid the Managing General Partner a Management Fee of $300,000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fee was earned by the Managing General Partner or its affiliates for the years ended December 31, 2003 and 2002. In January 2004, the Managing General Partner was paid a disposition fee of $233,958 relating to the sale of Walsh Park on December 30, 2003. The fee was accrued at December 31, 2003, and was netted against the related gain on disposition of investment in partnership.


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS

     All profits and losses prior to the first date on which Additional Limited Partners were admitted were allocated 98.49% to the Initial Limited Partners and 1.51% to the General Partners. Upon admission of the Special Limited Partner and the Additional Limited Partners, the interest of the Initial Limited Partners was reduced to 0.49%. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the Local Partnerships or their rental properties which are not reinvested shall be distributed and applied as follows:

     (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliate; such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
     (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
     (iii)to each partner in an amount equal to the positive balance in his capital account as of the date of the sale or refinancing, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale or refinancing and allocated pursuant to the Partnership Agreement;
     (iv) to the limited partners (A) an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds, plus
          (B) an additional amount equal to a cumulative non-compounded six percent return on each limited partners' capital contribution, reduced, but not below zero, by (1) an amount equal to 50% of the losses for tax purposes plus tax credits allocated to such limited partner and (2) distributions of net cash flow to each limited partner, such return, losses for tax purposes and net cash flow distributions commencing on the first day of the month in which the capital contribution was made;

                                     III-26

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued


     (v) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
     (vi) to the General Partners in the amount of their capital contributions;
     (vii)thereafter, for their services to the Partnership, in equal shares to certain general partners (or their designees), whether or not any is then a general partner, an aggregate fee of one percent of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such one percent fee was not paid to the General Partners or their designees; and,
     (viii) the remainder, 12% to the General Partners (or their assignees), three percent to the Special Limited Partner and 85% to the Initial and Additional Limited Partners (or their assignees).

     Fees payable to certain general partners (or their designees) under (vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or six percent of the sales price of the apartment properties.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of an investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In
January 2004, the Managing General Partner was paid a disposition fee of $233,958 relating to the sale of Walsh Park on December 30, 2003. The fee was accrued at December 31, 2003, and was netted against the related gain on disposition of investment in partnership.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On September 11, 2002, the Partnership made a cash distribution of $37,054 to the General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when distributions had been made only to Additional Limited Partners. On December 2, 2002, the Partnership made a cash distribution of $111,340 to the General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On December 6, 2002, the Partnership made a cash distribution of $3,592,920 ($60 per unit) to Additional Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On November 13, 2003, the Partnership made a cash distribution of $658,702 ($11 per Unit) to Additional Limited Partners who were holders of record as of November 1, 2003, and a cash distribution of $20,373 to the General Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On February 26, 2004, the Partnership made a cash distribution of $2,275,516 ($38 per Unit) to Additional Limited Partners who were holders of record as of January 1, 2004. The distribution was a result of proceeds from the sale of Walsh Park.

                                                      III-27

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

     As defined in the Partnership Agreement, after the payment of distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2003 and 2002. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes and related accrued interest related to the Local Partnerships, and for operating cash reserves.


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

                                                                                   For the years ended
                                                                                       December 31,
                                                                             --------------------------------
                                                                                2003                  2002
                                                                             ----------            ----------
Financial statement net income                                               $3,731,186            $1,247,368

Adjustment:
  Differences between financial statement net income
   and taxable income related to the Partnership's equity
   in the Local Partnerships' income or losses                                5,621,466             7,661,052

  Costs amortized over a shorter period for income tax purposes                  32,085                41,326
                                                                             ----------            ----------

Taxable income                                                               $9,384,737            $8,949,746
                                                                             ==========            ==========


                                      # # #


                                     III-28

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-III Limited Partnership has invested.





                                     III-29