Form 10QSB
period 2004-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2004-05-07
CIK 722833

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


                  For the quarterly period ended March 31, 2004


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

                                 (301) 468-9200


                               ------------------





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |




--------------------------------------------------------------------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - March 31, 2004 and December 31, 2003..........................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2004 and 2003............  2

         Consolidated Statements of Cash Flows
           - for the three months ended March 31, 2004 and 2003............  3

         Notes to Consolidated Financial Statements
           - March 31, 2004 and 2003.......................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  11

Item 3.  Controls and Procedures...........................................  16


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities...................................  16

Item 5.  Other Information.................................................  16

Item 6.  Exhibits and Reports on Form 8-K..................................  17

Signature..................................................................  18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                        March 31,     December 31,
                                                                                          2004            2003
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $  4,018,831    $  3,979,360
Investment in partnerships held for sale or transfer ..............................      1,313,088       1,891,124
Investment in partnership held in escrow ..........................................      1,212,044       1,186,240
Cash and cash equivalents .........................................................      6,028,928       3,922,235
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $275,206 and $271,878, respectively ..........        124,095         127,422
Property purchase costs,
  net of accumulated amortization of $247,329 and $244,200, respectively ..........        128,105         131,234
Sales proceeds receivable .........................................................             --       4,743,059
Other assets ......................................................................            101              53
                                                                                      ------------    ------------

      Total assets ................................................................   $ 12,825,192    $ 15,980,727
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  5,294,544    $  7,054,544
Accrued interest payable ..........................................................     11,701,955      14,041,841
Accounts payable and accrued expenses .............................................        110,049         387,300
                                                                                      ------------    ------------

      Total liabilities ...........................................................     17,106,548      21,483,685
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (14,976,276)    (12,700,760)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (43,151,647)    (46,648,765)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (4,281,356)     (5,502,958)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 12,825,192    $ 15,980,727
                                                                                      ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                        For the three months ended
                                                                                 March 31,
                                                                           2004            2003
                                                                       ------------    ------------
Share of income from partnerships ..................................   $    195,714    $    408,616
                                                                       ------------    ------------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ...............................      3,620,416         738,283
    Interest .......................................................         10,408           9,740
                                                                       ------------    ------------

                                                                          3,630,824         748,023
                                                                       ------------    ------------

  Expenses:
    Interest .......................................................        156,411         245,945
    Management fee .................................................         75,000          75,000
    General and administrative .....................................         80,014          80,793
    Professional fees ..............................................         33,374          32,275
    Amortization of deferred costs .................................          6,456           8,021
                                                                       ------------    ------------

                                                                            351,255         442,034
                                                                       ------------    ------------

      Total other revenue and expenses .............................      3,279,569         305,989
                                                                       ------------    ------------

Income before gain on disposition of investment in partnership .....      3,475,283         714,605

Additional gain on previous disposition of investment in partnership         21,835              --
                                                                       ------------    ------------

Net income .........................................................      3,497,118         714,605

Accumulated losses, beginning of period ............................    (46,648,765)    (50,379,951)
                                                                       ------------    ------------

Accumulated losses, end of period ..................................   $(43,151,647)   $(49,665,346)
                                                                       ============    ============


Net income allocated to General Partners (1.51%) ...................   $     52,806    $     10,791
                                                                       ============    ============

Net income allocated to Initial and Special Limited Partners (1.49%)   $     52,107    $     10,648
                                                                       ============    ============

Net income allocated to Additional Limited Partners (97%) ..........   $  3,392,205    $    693,166
                                                                       ============    ============

Net income per unit of Additional Limited Partner Interest,
  based on 59,882 units outstanding ................................   $      56.65    $      11.58
                                                                       ============    ============



                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the three months ended
                                                                                           March 31,
                                                                                  --------------------------
                                                                                      2004          2003
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $ 3,497,118    $   714,605

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (195,714)      (408,616)
    Gain from extinguishment of debt ..........................................    (3,620,416)      (738,283)
    Gain on disposition of investment in partnership ..........................       (21,835)            --
    Amortization of deferred costs ............................................         6,456          8,021

    Changes in assets and liabilities:
      (Increase) decrease in other assets .....................................           (48)             2
      Increase in accrued interest payable ....................................       156,411        245,945
      Payment of purchase money note interest .................................       (12,818)      (100,000)
      Decrease in accounts payable and accrued expenses .......................       (43,293)       (63,111)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (234,139)      (341,437)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Proceeds from disposition of investments in partnerships, net ...............     4,530,936             --
  Receipt of distributions from partnerships ..................................        85,412        237,129
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................     4,616,348        237,129
                                                                                  -----------    -----------

Cash flows from financing activities:
  Distribution to Limited Partners ............................................    (2,275,516)            --
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents ..........................     2,106,693       (104,308)

Cash and cash equivalents, beginning of period ................................     3,922,235      4,845,110
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 6,028,928    $ 4,740,802
                                                                                  ===========    ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of March 31, 2004, and the results of its operations and its cash flows for the three month periods ended March 31, 2004 and 2003. The results of operations for the interim period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2003.

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46-R in these consolidated financial statements. As of March 31, 2004, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $6,543,963.


2.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $5,175,000 plus aggregate accrued interest of $11,667,979 as of March 31, 2004, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of March 31, 2004, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     The maturity date of the purchase money note related to the following property was extended during 2003.

                                                 Original           Extended
      Property               Principal           Maturity           Maturity
      --------               ---------           --------           --------

      Victorian Towers       $775,000 (1)        01/01/99           01/01/07

     (1)  Remaining principal, after a partial payment.

     The purchase money notes related to the following properties have matured and are in default. Documents transferring the Partnership's interests in the related Local Partnerships have been placed in escrow, to be released to the noteholders upon default and at his request. (As of May 7, 2004, the Partnership's interests had not yet been requested by or released to the noteholders.)

                                                 Original           Extended
     Property                Principal           Maturity           Maturity
     --------                ----------          --------           --------

     Heritage Estates I      $2,600,000          01/01/99           01/01/04
     Heritage Estates II      1,800,000          01/01/99           01/01/04

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2003, and through May 7, 2004.

     Property                Principal              Date           Disposition
     --------                ---------          -------------      -----------

     Briar Hills             $ 403,100          February 2003      Transferred
     Indian Hills              277,000          February 2003      Transferred
     Highland Manor          1,760,000          January 2004       Transferred

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

                             March 31, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 17 Local Partnerships in which the Partnership is invested as of March 31, 2004, the two Local Partnerships with associated purchase money notes which have matured and for which documents transferring the Partnership's interests in the related local partnerships have been placed in escrow, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2004 and 2003, was $156,411 and $245,945, respectively. The accrued interest payable on the purchase money notes of $11,667,979 and $14,007,865 as of March 31, 2004, and December 31, 2003,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

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

     On May 13, 2002, the Partnership paid off the Briar Crest I and Briar Crest II notes at a discount. The Managing General Partner has contracted to sell the Partnership's interests in Briar Crest I and Briar Crest II to affiliates of the Local General Partner of the respective Local Partnerships. The closing is scheduled to occur during the second quarter of 2004. There is no assurance that a sale of the Partnership's interests will occur.

     Due to the possible sale of the Partnership's interests in Briar Crest I and Briar Crest II, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and property purchase costs, which totaled $1,313,088 and $1,268,061 as of March 31, 2004 and December 31, 2003,
respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

     In April 2002, the noteholders agreed to extend the maturity date of the Briar Hills and Indian Hills notes until January 2, 2003. On February 24, 2003, the Partnership's interests in Briar Hills and Indian Hills were transferred to the noteholders. The transfer of the Partnership's interests to the noteholders resulted in gain from extinguishment of debt of $733,677 and $4,606 for Briar Hills and Indian Hills, respectively, for financial statement purposes in 2003, and in a total gain of $1,503,595 and $1,214,130 for Briar Hills and Indian Hills, respectively, for federal tax purposes in 2003.

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on the purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of May 7, 2004, principal and accrued interest of $2,600,000 and $5,824,453, respectively, for Heritage Estates I, and $1,800,000 and $3,653,029, respectively, for Heritage Estates II, were due.

     In April 2003, the Managing General Partner and the purchase money noteholders agreed to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II to January 1, 2004. In conjunction therewith, on April 4, 2003, documents transferring the Partnership's interests in Heritage Estates I and Heritage Estates II were placed in escrow, to be released to the noteholders in the event of non-payment at maturity.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Due to the impending transfer of the Partnership's interests in Heritage Estates I and Heritage Estates II to the noteholders, the Partnership's basis in the Local Partnerships, along with the net unamortized acquisition fees and property purchase costs, which totaled $1,212,044 and $1,186,240 as of March 31, 2004 and December 31, 2003, respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets. As of May 7, 2004, the Partnership's interests had not yet been requested by or released to the noteholders.

                                 Highland Manor
                                 --------------

     The Partnership and the holders of the purchase money notes (in the original principal amount of $1,760,000) related to Highland Manor, Limited (Highland Manor) extended the maturity date thereof from January 1, 1999 to January 1, 2004. Effective January 2, 2004, the Partnership's interest in Highland Manor was transferred to the noteholders. The transfer of the Partnership's interest to the noteholders resulted in gain on disposition of investment in partnerships of $3,620,416 for financial statement purposes in 2004, and in a total gain of $3,837,000 for federal income tax purposes in 2004.

     Due to the subsequent transfer of the Partnership's interest in Highland Manor, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $623,063 at December 31, 2003, was reclassified to investments in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2003.

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers Associates (Victorian Towers) on January 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. Subsequent thereto, the parties extended the maturity date to January 1, 2004. In June 2003, the Managing General Partner and the purchase money noteholder agreed to further extend the maturity date of the purchase money note related to Victorian Towers to January 1, 2007, and to reduce its interest rate effective as of January 1, 2003. At the time of the agreement, the Partnership made a $125,000 payment to the purchase money noteholder to be applied to the purchase money note principal.

b.   Property matters
     ----------------

                                 Windham Village
                                 ---------------

     The interest of the Partnership's affiliated General Partner, C.R.H.C., Incorporated, in Windham Associates Limited Partnership (Windham Village) increased 0.99 percent as a result of the death of the local general partner during the first quarter of 2003 (so the Local Partnership could maintain a 1.0% general partner). The former local general partner's estate became a special limited partner with a smaller share of ownership interest in Windham Village of
0.01 percent. However, the economic interest of the former local general partner's estate will remain at one percent.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 17 and 19 Local Partnerships in which the Partnership was invested as of March 31, 2004 and 2003, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                                         COMBINED STATEMENTS OF OPERATIONS

                                                    (Unaudited)

                                                               For the three months ended
                                                                        March 31,
                                                 -----------------------------------------------------------
                                                           2004                             2003
                                                 ------------------------         --------------------------
                                                   Equity                           Equity
                                                   Method       Suspended           Method        Suspended
                                                 ----------     ----------        ----------      ----------
         Number of Local Partnerships                10             7                 11              8
                                                     ==             =                 ==              =

         Revenue:
           Rental                                $1,882,795     $2,418,385        $1,839,812      $3,063,211
           Other                                    135,530         87,408           115,169         115,949
                                                 ----------     ----------        ----------      ----------

             Total revenue                        2,018,325      2,505,793         1,954,981       3,179,160
                                                 ----------     ----------        ----------      ----------

         Expenses:
           Operating                              1,294,904      1,456,758         1,193,433       1,823,764
           Interest                                 324,414        720,415           252,977         898,197
           Depreciation and amortization            276,339        509,986           335,594         524,324
                                                 ----------     ----------        ----------      ----------

             Total expenses                       1,895,657      2,687,159         1,782,004       3,246,285
                                                 ----------     ----------        ----------      ----------

         Net income (loss)                       $  122,668     $ (181,366)       $  172,977      $  (67,125)
                                                 ==========     ==========        ==========      ==========

         Cash distributions                      $   10,092     $   75,320        $       --      $  237,129
                                                 ==========     ==========        ==========      ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                       $   10,092     $       --        $       --      $   18,071
                                                 ==========     ==========        ==========      ==========

         Cash distributions recorded
           as income                             $       --     $   75,320        $       --      $  219,058

         Partnership's share of Local
           Partnership net income (loss)            120,394             --           169,804          18,071

         Advance to Local Partnership                    --            --                 --          1,683
                                                 ------------------------         -------------------------

         Share of income from partnerships                $195,714                         $408,616
                                                          ========                         ========

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     All of the cash distributions recorded as income are included in share of income from partnerships on the consolidated statements of operations for the respective periods, and are recorded as cash receipts on the respective consolidated balance sheets. As of March 31, 2004 and 2003, the Partnership's share of cumulative losses to date for seven of the 17 and 19 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $9,936,914 and $9,125,856, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $47,267 and $60,875 for the three month periods ended March 31, 2004 and 2003, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended March 31, 2004 and 2003.

     In accordance with the terms of the Partnership Agreement, in January 2004, the Managing General Partner was paid a disposition fee of $233,958 related to the sale of the property owned by Walsh Park Associates on December 30, 2003. The fee was accrued at December 31, 2003, and was netted against the related gain on disposition of investments in partnerships at December 31, 2003.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2003. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for seven Local Partnerships in which the Partnership's investment balances have been reduced to zero.

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

     Mark-to-Market (M2M) implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the M2M "Lite" program, which would not require a debt restructuring. In the remaining instances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate. The Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest would not generate additional ordinary income. Each property subject to M2M will be affected in a different manner, and it is difficult to predict the exact form of restructuring, or potential tax liabilities to the Limited Partners, at this time. All properties, upon entering the M2M program (excluding M2M Lite), are required to enter into an agreement restricting the property's use to affordable housing for 30 years.

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

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five-year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to- Market program will receive increased cash flow, as the limited dividend will be increased in an amount equal to the increase in gross rental revenues.

     Five properties in which the Partnership is invested as of March 31, 2004, have Section 8 HAP contracts which, as extended, will expire on or before March 31, 2005. The Section 8 HAP contracts cover all or substantially all of the apartment units in four of the five properties. The following chart presents information concerning these five properties.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                                                          Units                Original           Renewed
                                                      Authorized for         Expiration of      Expiration of
                                     Number of       Rental Assistance         Section 8          Section 8
         Property                   Rental Units      Under Section 8        HAP Contract       HAP Contract
         --------                   ------------     -----------------       -------------      -------------
         Bartley Manor                   70                 69                  07/31/98          05/31/04 (1)
         Briar Crest I                   53                 53                  06/30/98          09/30/04 (1)
         Briar Crest II                  49                 49                  06/30/98          09/30/04 (1)
         Lakewood                        50                 50                  08/01/99          07/31/04 (1)
         Monterey/Hillcrest             300                 60                  12/31/03          12/31/04 (1)
                                       ----               ----

              Total                     522                281
                                       ====               ====


     (1) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.

     As of March 31, 2004, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $2,709,767.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $6,028,928 as of March 31, 2004, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 7, 2004, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $5,175,000 plus aggregate accrued interest of $11,667,979 as of March 31, 2004, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of March 31, 2004, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

     The maturity date of the purchase money note related to the following property was extended during 2003.

                                                 Original           Extended
     Property                Principal           Maturity           Maturity
     --------                ---------           --------           --------

     Victorian Towers        $775,000 (1)        01/01/99           01/01/07

     (1)  Remaining principal, after a partial payment.

     The purchase money notes related to the following properties have matured and are in default. Documents transferring the Partnership's interests in the related Local Partnerships have been placed in escrow, to be released to the noteholders upon default and at his request. (As of May 7, 2004, the Partnership's interests had not yet been requested by or released to the noteholders.)

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                                                Original          Extended
      Property               Principal          Maturity          Maturity
      --------               ----------         --------          --------

      Heritage Estates I     $2,600,000         01/01/99          01/01/04
      Heritage Estates II     1,800,000         01/01/99          01/01/04

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2003, and through May 7, 2004.

      Property                 Principal            Date          Disposition
      --------                ----------        -------------     ------------

      Briar Hills             $  403,100        February 2003     Transferred
      Indian Hills               277,000        February 2003     Transferred
      Highland Manor           1,760,000        January 2004      Transferred


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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 17 Local Partnerships in which the Partnership is invested as of March 31, 2004, the two Local Partnerships with associated purchase money notes which have matured and for which documents transferring the Partnership's interests in the related local partnerships have been placed in escrow, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2004, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents increased $2,106,693 during the three month period ended March 31, 2004, primarily as a result of sales proceeds received from the sale of Walsh Park and the receipt of distributions from partnerships, partially offset by a distribution to Limited Partners, and by cash used in operating activities. The primary uses of cash in operating activities were to pay management and professional fees and general and administrative expenses, and to liquidate a disposition fee payable to the Managing General Partner related to the sale of the property owned by Walsh Park Associates. For the three month period ended March 31, 2004, $75,320 of the distributions received were from Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

     On February 26, 2004, the Partnership made a cash distribution of $2,275,516 ($38 per Unit) to Additional Limited Partners who were holders of record as of January 1, 2004. The distribution consisted of proceeds received from the sale of Walsh Park in 2003.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2004, increased from the corresponding period in 2003, primarily due to an increase in gain from extinguishment of debt, a decrease in interest expense due to lower purchase money note balances, a gain on disposition of investment in partnership recognized in 2004, a nominal increase in interest revenue and nominal decreases in general and administrative expenses and amortization of deferred costs; these factors were partially offset by a decrease in share of income from partnerships due to: (i) decreases in cash distributions recorded as income from two Local Partnerships for which the Partnership's carrying value is zero (equity method suspended); (ii) an increase in operating expenses at the properties related to two Local Partnerships; and (iii) the cessation of income from one Local Partnership that was transferred to the purchase money noteholder in 2004 effective January 2, 2004.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2004 and 2003, did not include losses of $194,075 and $102,440, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2004.


Item 3. Controls and Procedures


     In April 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the April 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

                               Cash Distributions
                               ------------------

     On February 26, 2004, the Partnership made a cash distribution of $2,275,516 ($38 per Unit) to Additional Limited Partners who were holders of record as of January 1, 2004. The distribution consisted of proceeds received from the sale of Walsh Park in 2003.


Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits

          Exhibit No.           Description

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

     b. No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2004.

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


                                  CAPITAL REALTY INVESTORS-III LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




May 7, 2004                            by:  /s/ Michael J. Tuszka
-----------                                 ------------------------------------
DATE                                        Michael J. Tuszka
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)