Form 10QSB
period 2004-09-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2004-11-15
CIK 722833

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


                For the quarterly period ended September 30, 2004


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - September 30, 2004 and December 31, 2003.....................   1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2004
             and 2003.....................................................   2

         Consolidated Statements of Cash Flows
           - for the nine months ended September 30, 2004 and 2003........   3

         Notes to Consolidated Financial Statements
           - September 30, 2004 and 2003..................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  12

Item 3.  Controls and Procedures..........................................  18


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities..................................  18

Item 5.  Other Information................................................  18

Item 6.  Exhibits.........................................................  19

Signature.................................................................  20

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2004           2003
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advance to partnerships ........................................   $  3,996,634    $  3,979,360
Investment in partnerships held for sale or transfer ..............................      1,389,886       1,891,124
Investment in partnerships held in escrow .........................................      1,134,898       1,186,240
Cash and cash equivalents .........................................................      6,222,912       3,922,235
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $281,861 and $271,878, respectively ..........        117,440         127,422
Property purchase costs,
  net of accumulated amortization of $253,586 and $244,200, respectively ..........        121,848         131,234
Sales proceeds receivable .........................................................             --       4,743,059
Other assets ......................................................................            234              53
                                                                                      ------------    ------------

      Total assets ................................................................   $ 12,983,852    $ 15,980,727
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  5,294,544    $  7,054,544
Accrued interest payable ..........................................................     11,960,023      14,041,841
Accounts payable and accrued expenses .............................................        174,698         387,300
                                                                                      ------------    ------------

      Total liabilities ...........................................................     17,429,265      21,483,685
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (14,976,276)    (12,700,760)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (43,315,704)    (46,648,765)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (4,445,413)     (5,502,958)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 12,983,852    $ 15,980,727
                                                                                      ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                              For the three months ended           For the nine months ended
                                                                     September 30.                        September 30,
                                                             -------------------------------     -------------------------------
                                                                 2004               2003             2004               2003
                                                             ------------       ------------     ------------       ------------
Share of income from partnerships                            $    184,901       $    354,635     $    548,624       $  1,037,094
                                                             ------------       ------------     ------------       ------------

Other revenue and expenses:

  Revenue:
    Interest                                                       15,456              6,572           34,542             26,148
    Gain from extinguishment of debt                                   --                 --        3,625,416            738,283
                                                             ------------       ------------     ------------       ------------

                                                                   15,456              6,572        3,659,958            764,431
                                                             ------------       ------------     ------------       ------------

  Expenses:
    Interest                                                      156,412            210,593          469,235            646,568
    Management fee                                                 75,000             75,000          225,000            225,000
    General and administrative                                     74,111             71,387          228,066            226,318
    Professional fees                                              33,622             32,747          100,122             97,297
    Amortization of deferred costs                                  6,456              8,021           19,368             24,064
                                                             ------------       ------------     ------------       ------------

                                                                  345,601            397,748        1,041,791          1,219,247
                                                             ------------       ------------     ------------       ------------

      Total other revenue and expenses                           (330,145)          (391,176)       2,618,167           (454,816)
                                                             ------------       ------------     ------------       ------------

(Loss) income before additional gain on previous
  disposition of investment in partnership                       (145,244)           (36,541)       3,166,791            582,278

Additional gain on previous disposition of
  investment in partnership                                       144,435                 --          166,270                 --
                                                             ------------       ------------     ------------       ------------

Net (loss) income                                                    (809)           (36,541)       3,333,061            582,278

Accumulated losses, beginning of period                       (43,314,895)       (49,761,132)     (46,648,765)       (50,379,951)
                                                             ------------       ------------     ------------       ------------

Accumulated losses, end of period                            $(43,315,704)      $(49,797,673)    $(43,315,704)      $(49,797,673)
                                                             ============       ============     ============       ============


Net (loss) income allocated
  to General Partners (1.51%)                                $        (12)      $       (552)    $     50,329       $      8,792
                                                             ============       ============     ============       ============

Net (loss) income allocated
  to Initial and Special Limited Partners (1.49%)            $        (12)      $       (544)    $     49,663       $      8,676
                                                             ============       ============     ============       ============

Net (loss) income allocated
  to Additional Limited Partners (97%)                       $       (785)      $    (35,445)    $  3,233,069       $    564,810
                                                             ============       ============     ============       ============

Net (loss) income per unit of
  Additional Limited Partner Interest,
  based on 59,882 units outstanding                          $      (0.01)      $      (0.59)    $      53.99       $       9.43
                                                             ============       ============     ============       ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                   --------------------------
                                                                                       2004          2003
                                                                                   -----------    -----------
Cash flows from operating activities:
  Net income ...................................................................   $ 3,333,061    $   582,278

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships ..........................................      (548,624)    (1,037,094)
    Gain from extinguishment of debt ...........................................    (3,625,416)      (738,283)
    Amortization of deferred costs .............................................        19,368         24,064
    Additional gain on previous disposition of investment in partnership .......      (166,270)            --

    Changes in assets and liabilities:
      Increase in advances to partnerships .....................................            --        (51,175)
      (Increase) decrease in other assets ......................................          (181)            43
      Increase in accrued interest payable .....................................       469,235        646,568
      Payment of purchase money note interest ..................................      (122,474)      (266,181)
      Increase (decrease) in accounts payable and accrued expenses .............        21,357         (9,984)
                                                                                   -----------    -----------

        Net cash used in operating activities ..................................      (619,944)      (849,764)
                                                                                   -----------    -----------

Cash flows from investing activities:
  Collection of sales proceeds receivable, and additional sales proceeds, net of disposition fee of $233,958 paid
    to related party ...........................................................     4,675,371             --
  Receipt of distributions from partnerships ...................................       520,766        727,219
                                                                                   -----------    -----------

        Net cash provided by investing activities ..............................     5,196,137        727,219
                                                                                   -----------    -----------

Cash flows from financing activities:
  Payment of purchase money note principal .....................................            --       (125,000)
  Distribution to Limited Partners .............................................    (2,275,516)            --
                                                                                   -----------    -----------

        Net cash used in financing activities ..................................    (2,275,516)      (125,000)
                                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents ...........................     2,300,677       (247,545)

Cash and cash equivalents, beginning of period .................................     3,922,235      4,845,110
                                                                                   -----------    -----------

Cash and cash equivalents, end of period .......................................   $ 6,222,912    $ 4,597,565
                                                                                   ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of September 30, 2004, and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003, and its cash flows for the nine month periods ended September 30, 2004 and 2003. The results of operations for the interim periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have on the Partnership's financial condition and results of operations related to the Partnership's investments in partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46-R in these financial statements. As of September 30, 2004, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $6,521,418.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of three nonrecourse purchase money notes having an aggregate principal balance of $5,175,000 plus aggregate accrued interest of $11,926,047 as of September 30, 2004, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local Partnership's rental property;

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of September 30, 2004, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

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

     The purchase money notes related to the following properties have matured and are in default. Documents transferring the Partnership's interests in the related Local Partnerships have been placed in escrow, to be released to the noteholders upon their request. (As of November 15, 2004, the Partnership's interests had not yet been requested by, or released to, the noteholders.)

                                           Original      Extended
     Property                Principal     Maturity      Maturity
     --------               -----------    --------      --------

     Heritage Estates I     $2,600,000     01/01/99      01/01/04
     Heritage Estates II     1,800,000     01/01/99      01/01/04

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2003, and through November 15, 2004.

     Property               Principal           Date         Disposition
     --------               ---------       -------------    -----------

     Briar Hills            $ 403,100       February 2003    Transferred
     Indian Hills             277,000       February 2003    Transferred
     Highland Manor         1,760,000        January 2004    Transferred

     The three remaining purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective  Local  Partnerships.  There  is no  assurance  that  the  underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in the related Local Partnership.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 17 Local Partnerships in which the Partnership is invested as of September 30, 2004, the two Local Partnerships with associated purchase money notes which have matured and for which documents transferring the Partnership's interests in the related local partnerships have been placed in escrow represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's remaining debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2004, was $156,412 and $469,235, respectively, and $210,593 and $646,568 for the three and nine month periods ended September 30, 2003, respectively. The accrued interest payable on the purchase money notes of $11,926,047 and $14,007,865 as of September 30, 2004 and December 31, 2003, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

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

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on its purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of November 15, 2004, principal and accrued interest of $2,600,000 and $6,005,672, respectively, for Heritage Estates I, and $1,800,000 and $3,773,834, respectively, for Heritage Estates II, were due.

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

     Due to the impending transfer of the Partnership's interests in Heritage Estates I and Heritage Estates II to the noteholders, the Partnership's basis in the Local Partnerships, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,134,898 and $1,186,240 as of September 30, 2004 and December 31, 2003, respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets. As of November 15, 2004, the Partnership's interests had not yet been requested by, or released to, the noteholders.

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

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Due to the subsequent transfer of the Partnership's interest in Highland Manor, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $623,063 at December 31, 2003, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

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

b.   Other Partnership matters
     -------------------------

     On November 4, 2004, the Partnership's interests in Briar Crest I and Briar Crest II were sold to affiliates of the Local General Partner of the respective Local Partnerships. Net cash proceeds received by the Partnership totaled $3,358,101. The sale will result in gain on disposition of investments in partnerships for financial statement purposes and in taxable gain for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, the Managing General Partner will be paid disposition fees of $38,000 and $44,000 related to the sale of the Partnership's interests in Briar Crest I and Briar Crest II, respectively. The fees will be netted against the related gain on disposition of investments in partnerships.

     Due to the impending sale of the Partnership's interests in Briar Crest I and Briar Crest II, the Partnership's basis in the Local Partnerships, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,389,886 and $1,268,061 as of September 30, 2004 and December 31, 2003, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

c.   Property matters
     ----------------

                                 Windham Village
                                 ---------------

     The interest of the Partnership's affiliated General Partner, C.R.H.C., Incorporated, in Windham Associates Limited Partnership (Windham Village) increased 0.99 percent as a result of the death of the local general partner during the first quarter of 2003 (so the Local Partnership could maintain a one percent general partner). The former local general partner's estate became a special limited partner with a smaller share of ownership interest in Windham Village of 0.01 percent. However, the economic interest of the former local general partner's estate will remain at one percent.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 17 and 19 Local Partnerships in which the Partnership was invested as of September 30, 2004 and 2003, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Certain reclassifications have been made to the 2003 amounts to conform them to the 2004 presentation. Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.


                                         COMBINED STATEMENTS OF OPERATIONS

                                                    (Unaudited)

                                                                     For the three months ended
                                                                           September 30,
                                                   ---------------------------------------------------------
                                                              2004                           2003
                                                   ---------------------------------------------------------
                                                     Equity                          Equity
                                                     Method       Suspended          Method       Suspended
                                                   ----------     ----------       ----------     ----------
         Number of Local Partnerships                   9             8                13             6
                                                        =             =                ==             =

         Revenue:
           Rental                                  $1,547,849     $2,729,835       $2,855,469     $2,087,197
           Other                                       94,610         99,241          349,217         44,482
                                                   ----------     ----------       ----------     ----------

             Total revenue                          1,642,459      2,829,076        3,204,686      2,131,679
                                                   ----------     ----------       ----------     ----------

         Expenses:
           Operating                                1,137,987      1,851,594        1,734,302      1,163,152
           Interest                                   278,600        766,234          539,821        611,350
           Depreciation and amortization              232,122        490,471          460,626        399,289
                                                   ----------     ----------       ----------     ----------

             Total expenses                         1,648,709      3,108,299        2,734,749      2,173,791
                                                   ----------     ----------       ----------     ----------

         Net (loss) income                         $   (6,250)    $ (279,223)      $  469,937     $  (42,112)
                                                   ==========     ==========       ==========     ==========

         Cash distributions                        $  151,751     $  126,258       $  114,777     $   94,780
                                                   ==========     ==========       ==========     ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                         $   21,941     $       --       $  114,777     $       --
                                                   ==========     ==========       ==========     ==========

         Cash distributions recorded
           as income                               $  129,810     $  126,258       $       --     $   94,780

         Partnership's share of Local
           Partnership net (loss) income               (4,433)       (66,734)          311,030            --

         Advance to Local Partnership                      --             --                --       (51,175)
                                                   ---------------------------------------------------------

         Share of income from partnerships                  $184,901                        $354,635
                                                            ========                        ========


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                 For the nine months ended
                                                                       September 30,
                                                   ---------------------------------------------------------
                                                              2004                            2003
                                                   ---------------------------------------------------------
                                                     Equity                          Equity
                                                     Method       Suspended          Method       Suspended
                                                   ----------     ----------       ----------     ----------
         Number of Local Partnerships                  9              8                13             6
                                                       =              =                ==             =

         Revenue:
           Rental                                  $4,661,383     $8,210,580       $8,539,193     $6,240,768
           Other                                      279,079        294,885          625,611        133,573
                                                   ----------     ----------       ----------     ----------

             Total revenue                          4,940,462      8,505,465        9,164,804      6,374,341
                                                   ----------     ----------       ----------     ----------

         Expenses:
           Operating                                3,271,850      5,197,027        5,280,673      3,544,332
           Interest                                   835,796      2,298,702        1,619,471      1,834,052
           Depreciation and amortization              696,373      1,471,414        1,381,881      1,197,869
                                                   ----------     ----------       ----------     ----------

             Total expenses                         4,804,019      8,967,143        8,282,025      6,576,253
                                                   ----------     ----------       ----------     ----------


         Net income (loss)                         $  136,443     $ (461,678)      $  882,779     $ (201,912)
                                                   ==========     ==========       ==========     ==========

         Cash distributions                        $  221,742     $  299,024       $  531,982     $  195,237
                                                   ==========     ==========       ==========     ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                         $   91,932     $       --       $  477,509     $       --
                                                   ==========     ==========       ==========     ==========

         Cash distributions recorded
           as income                               $  129,810     $  299,024       $   54,473     $  195,237

         Partnership's share of Local
           Partnership net income (loss)              134,759        (14,969)         836,876             --

         Advance to Local Partnership                      --             --               --        (51,175)

         Miscellaneous                                     --             --               --          1,683
                                                   -------------------------       -------------------------

         Share of income from partnerships                   $548,624                      $1,037,094
                                                             ========                      ==========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of September 30, 2004 and 2003, the Partnership's share of cumulative losses to date for eight and six of the 17 and 19 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $10,198,162 and $9,158,823, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $34,614 and $134,267 for the three and nine month periods ended September 30, 2004, respectively, and $50,964 and $178,816 for the three and nine month periods ended September 30, 2003, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended September 30, 2004 and 2003, and $225,000 for each of the nine month periods ended September 30, 2004 and 2003.

     In accordance with the terms of the Partnership Agreement, the Managing General Partner and/or its affiliates may receive a fee of not more than two percent  of the  sale  price  of an  investment  in a Local  Partnership  or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sale proceeds and making certain minimum distributions to limited partners. In January 2004, the Managing General Partner was paid a disposition fee of $233,958 related to the sale of the property owned by Walsh Park Associates on December 30, 2003. The fee was accrued at December 31, 2003, and was netted against the related gain on disposition of investments in partnerships at December 31, 2003. In November 2004, the Managing General Partner will be paid disposition fees of $38,000 and $44,000 related to the sale of the Partnership's interests in Briar Crest I and Briar Crest II, respectively. The fees will be netted against the related gain on disposition of investments in partnerships.


4.   CASH DISTRIBUTIONS

     On February 26, 2004, the Partnership made a cash distribution of $2,275,516 ($38 per Unit) to Additional Limited Partners who were holders of record as of January 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Walsh Park. The Managing General Partner has approved a cash distribution of $1,317,404 ($22 per Unit) to Additional Limited Partners who were holders of record as of November 1, 2004, and a cash distribution of $40,745 to the General Partners and Initial and Special Limited Partners. The distributions are from cash resources accumulated from operations and distributions from Local Partnerships, and will be paid in December 2004.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2003. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for eight Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have on the Partnership's financial condition and results of operations related to the Partnership's investments in Local Partnerships.

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

     Mark-to-Market (M2M) implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the M2M "Lite" program, which would not require a debt restructuring. In the remaining instances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate. The Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest would not generate additional ordinary income. Each property subject to M2M will be affected in a different manner, and it is difficult to predict the exact form of restructuring, or potential tax liabilities to the Limited Partners. All properties, upon entering the M2M program (excluding M2M Lite), are required to enter into an agreement restricting the property's use to affordable housing for 30 years.

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

     Five properties in which the Partnership is invested as of September 30, 2004, have Section 8 HAP contracts which, as extended, will expire on or before September 30, 2005. The Section 8 HAP contracts cover all or substantially all of the apartment units in the five properties. The following chart presents information concerning these five properties.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                                                          Units                Original           Renewed
                                                      Authorized for         Expiration of      Expiration of
                                     Number of       Rental Assistance         Section 8          Section 8
         Property                   Rental Units      Under Section 8        HAP Contract       HAP Contract
         --------                   ------------     -----------------       -------------      -------------
         Bartley Manor                   70                 69                  07/31/98          05/31/05 (1)
         Briar Crest I                   53                 53                  06/30/98          09/30/05 (2)
         Briar Crest II                  49                 49                  06/30/98          09/30/05 (2)
         Village Green                   36                 36                  09/30/98          04/30/05 (1)
         Village Square                  48                 48                  09/30/98          04/30/05 (1)
                                       ----               ----
              Total                     256                255
                                       ====               ====



     (1) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.

     (2) The Partnership's interests in these two Local Partnerships were sold on November 4, 2004.

     As of September 30, 2004, the carrying amount of the Partnership's investments in three Local Partnerships with Section 8 HAP contracts expiring in the next 12 months and which were not sold on or before November 15, 2004, was $1,697,416.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $6,222,912 as of September 30, 2004, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 15, 2004, there were no material commitments for capital expenditures. The Managing General Partner has approved a cash distribution of $1,317,404 ($22 per Unit) to Additional Limited Partners who were holders of record as of November 1, 2004, and a cash distribution of $40,745 to the General Partners and Initial and Special Limited Partners. The distributions are from cash resources accumulated from operations and distributions from Local Partnerships, and will be paid in December 2004. The Managing General Partner currently intends to retain all of the
Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of three nonrecourse purchase money notes having an aggregate principal balance of $5,175,000 plus aggregate accrued interest of $11,926,047 as of September 30, 2004, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of September 30, 2004, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

         The maturity date of the purchase money note related to the following property was extended during 2003.

                                            Original         Extended
     Property              Principal        Maturity         Maturity
     ---------             ---------        --------         ---------

     Victorian Towers      $775,000 (1)     01/01/99         01/01/07

     (1) Remaining principal, after a partial payment.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The purchase money notes related to the following properties have matured and are in default. Documents transferring the Partnership's interests in the related Local Partnerships have been placed in escrow, to be released to the noteholders upon their request. (As of November 15, 2004, the Partnership's interests had not yet been requested by, or released to, the noteholders.)

                                           Original       Extended
     Property                Principal     Maturity       Maturity
     --------               -----------    --------       --------

     Heritage Estates I     $2,600,000     01/01/99       01/01/04
     Heritage Estates II     1,800,000     01/01/99       01/01/04

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2003, and through November 15, 2004.

     Property           Principal              Date         Disposition
     --------           ----------        -------------     -----------
     Briar Hills        $  403,100        February 2003     Transferred
     Indian Hills          277,000        February 2003     Transferred
     Highland Manor      1,760,000        January 2004      Transferred


     See the notes to  consolidated  financial  statements  contained in Part I,
Item 1, hereof, for additional information concerning purchase money notes.

     The three remaining purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective  Local  Partnerships.  There  is no  assurance  that  the  underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in the related Local Partnership.

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 17 Local Partnerships in which the Partnership is invested as of September 30, 2004, the two Local Partnerships with associated purchase money notes which have matured and for which documents transferring the Partnership's interests in the related local partnerships have been placed in escrow represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's remaining debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2004, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents increased $2,300,677 during the nine month period ended September 30, 2004, primarily as a result of sales proceeds received from the sale of Walsh Park and the receipt of distributions from partnerships, partially offset by a distribution to Limited Partners, and by cash used in operating activities. The primary uses of cash in operating activities were to pay management and professional fees and general and administrative expenses, and to liquidate a disposition fee payable to the Managing General Partner related to the sale of the property owned by Walsh Park Associates. For the nine month period ended September 30, 2004, $299,024 of the distributions received from Local Partnerships were from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

     On February 26, 2004, the Partnership made a cash distribution of $2,275,516 ($38 per Unit) to Additional Limited Partners who were holders of record as of January 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Walsh Park. The Managing General Partner has approved a cash distribution of $1,317,404 ($22 per Unit) to Additional Limited Partners who were holders of record as of November 1, 2004, and a cash distribution of $40,745 to the General Partners and Initial and Special Limited Partners. The distributions are from cash resources accumulated from operations and distributions from Local Partnerships, and will be paid in December 2004.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                              Results of Operations
                              ---------------------

     The Partnership recognized net loss of $809 for the three month period ended September 30, 2004, compared to net loss of $36,541 for the corresponding period in 2003, primarily due to an additional gain on previous disposition of investment in partnership and a decrease in interest expense due to lower purchase money note balances, and also due to an increase in interest revenue and a nominal decrease in amortization of deferred costs, partially offset by a decrease in share of income from partnerships and nominal increases in general and administrative expenses and professional fees. The decrease in share of income from partnerships was the net result of: (i) the cessation of income from one Local Partnership that was sold in December 2003; (ii) a decrease in other income and an increase in operating expenses at the property related to one Local Partnership; (iii) an increase in operating expenses at the properties related to two Local Partnerships; and (iv) an increase in cash distributions recorded as income.

     The Partnership's net income for the nine month period ended September 30, 2004, increased $2,750,783 from the corresponding period in 2003, primarily due to an increase in gain from extinguishment of debt, and also due to a decrease in interest expense as discussed above, an additional gain on previous disposition of investment in partnership, a nominal increase in interest revenue and a nominal decrease in amortization of deferred costs, partially offset by a decrease in share of income from partnerships as discussed above, and nominal increases in general and administrative expenses and professional fees.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2004, did not include losses of $222,613 and $484,597, respectively, compared to excluded losses of $56,313 and $261,119 for the three and nine month periods ended September 30, 2003, respectively. Distributions of $126,258 and $299,024, received from two and five Local Partnerships during the three and nine month periods ended September 30, 2004, respectively, and which have cumulative losses in excess of the partnership's investments in those Local Partnerships (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships when received, compared to distributions of $94,780 and $195,237 received from one and four Local Partnerships during the three and nine month periods ended September 30, 2003, respectively.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2004.

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures


     In October 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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


                                  CAPITAL REALTY INVESTORS-III LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




November 15, 2004                      by:  /s/ Michael J. Tuszka
-----------------                           ------------------------------------
DATE                                        Michael J. Tuszka
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)