Form 10KSB
period 2004-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2005-03-30
CIK 722833

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

                   For the fiscal year ended December 31, 2004


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

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $4,424,192.

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

                        2004 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     PART I

Item 1.  Business........................................................ I-1
Item 2.  Properties...................................................... I-5
Item 3.  Legal Proceedings............................................... I-5
Item 4.  Submission of Matters to a Vote of Security Holders............. I-5


                                     PART II

Item 5.  Market for the Registrant's Partnership Interests
           and Related Partnership Matters .............................. II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... II-2
Item 7.  Financial Statements............................................ II-8
Item 8.  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure........................ II-8
Item 8A. Controls and Procedures......................................... II-8
Item 8B. Other Information............................................... II-9



                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.............. III-1
Item 10. Executive Compensation.......................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management.. III-2
Item 12. Certain Relationships and Related Transactions.................. III-3
Item 13. Exhibits........................................................ III-3
Item 14. Principal Accountant Fees and Services.......................... III-4

Signatures............................................................... III-5

Report of Independent Registered Public Accounting Firm.................. III-6

Financial Statements..................................................... III-7

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

     Capital Realty Investors-III Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983. On November 7, 1983, the Partnership commenced offering 60,000 units of additional limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering in January 1984 when it became fully subscribed. As of December 31, 2004, 118 units of limited partner interest had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 37 Local Partnerships. As of December 31, 2004, the Partnership retained investments in 15 Local Partnerships. Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies, and who generally remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. However, under certain circumstances, the Local Partnerships' partnership agreements permit removal of the local general partner and replacement with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 31 (11 remaining as of December 31,
2004)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. In another six (four remaining as of December 31, 2004) Local Partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the 15 Local Partnerships and the four intermediary partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     Although each of the Local Partnerships in which the Partnership invested owns an apartment complex that must compete in the marketplace for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership.

                                     PART I
                                     ------

ITEM 1. BUSINESS  - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2004, follows.



                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)

                                                                                                    Units
                              Mortgage                                                          Authorized for     Expiration
 Name and Location           Payable at         Financed and/or Insured           Number of       Low Income           of
of Apartment Complex        12/31/04 (2)        and/or Subsidized Under          Rental Units     Subsidies       HAP Contract
--------------------        ------------    -------------------------------      ------------   --------------    ------------
Arboretum Village           $12,058,124     Conventional                              308               0              --
 Lisle, IL

Bartley Manor                   564,186     Federal Housing Administration             70              69           05/31/05 (3)(4)
 Superior, WI                                (FHA)/Section 236 of the National
                                             Housing Act (NHA)

Heritage Estates I            2,219,763     Missouri Housing Development              228               0              --
 St. Louis, MO                               Agency (MHDA)/Section 221(d)
                                            (4) of the NHA

Heritage Estates II           1,843,218     MHDA/Section 221 (d)(4) of the            160               0              --
 St. Louis, MO                               NHA

Lakewood Apts.                  790,169     Rural Housing & Community                  50              50           07/31/09 (3)
 Eufaula, AL                                 Development Services (RHCD)

Meadow Lanes Apts.            1,269,262     Michigan State Housing Develop-           118               0                 --
 Holland, MI                                 ment Authority/Section 236 of
                                             the NHA

Monterey/Hillcrest           13,970,390     Section 221(d)(4) of the NHA/FHA          300              60           04/23/24 (3)
 Waukesha, WI

Victorian Towers              4,632,960     New Jersey Housing and Mortgage           205              27           12/01/23
 Cape May, NJ                                 Finance Agency/Section 8

Villa Mirage I                1,813,323     California Housing Finance                 50              50           12/19/05 (4)
 Rancho Mirage, CA                            Agency (CHFA)/Section 8

Villa Mirage II               1,808,795     CHFA/Section 8                             48              48           12/14/15
 Rancho Mirage, CA

Village Green                   253,598     FHA/Section 236 of FHA                     36              36           04/30/05 (3)(4)
 Reedsburg, WI

Village Square                  342,108     FHA/Section 236 of FHA                     48              48           04/30/05 (3)(4)
 Baraboo, WI

Village Squire I & II         8,215,649     Conventional                              377               0              --
 Canton, MI

Village Squire III            5,300,650     Conventional                              224               0              --
 Canton, MI

Windham Village               2,080,465     CHFA                                       50              44           10/30/15
 Santa Rosa, CA
                            -----------                                            ------          ------

Totals (15 Properties)      $57,162,660                                             2,272             432
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


                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS  - Continued
        --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued


                                                                                       Average Effective Annual
                                       Units Occupied As                                   Rental Per Unit
                                   Percentage of Total Units                              for the Years Ended
                                      As of December 31,                                       December 31,
 Name and Location             -----------------------------------      --------------------------------------------------------
of Apartment Complex           2004    2003    2002   2001    2000       2004        2003         2002        2001        2000
--------------------           ----    ----    ----   ----    ----      -------    --------     --------    --------    --------
Arboretum Village                89%     93%    87%    88%     92%      $ 9,554    $ 9,498      $ 9,833     $ 9,883     $ 9,689
 Lisle, IL

Bartley Manor                    97%     97%    98%    96%    100%        6,884      6,524        6,236       6,050       5,661
 Superior, WI

Heritage Estates I              100%    100%   100%   100%    100%        5,574      5,628        5,584       5,264       5,202
 St. Louis, MO

Heritage Estates II             100%    100%   100%   100%    100%        5,569      5,589        5,596       5,314       5,185
 St. Louis, MO

Lakewood Apts.                  100%    100%   100%   100%    100%        4,953      4,820        4,572       4,509       4,525
 Eufaula, AL

Meadow Lanes Apts.               96%     96%    95%    92%     95%        6,326      6,622        6,443       6,361       6,318
 Holland, MI

Monterey/Hillcrest               97%     97%    96%    99%     93%        8,490      8,826        9,023       8,954       8,629
 Waukesha, WI

Victorian Towers                100%     99%    98%    96%     94%        6,970      6,711        6,391       6,533       5,199
 Cape May, NJ

Villa Mirage I                   98%     98%    97%    99%    100%       10,030      9,697        9,430       9,599       9,685
 Rancho Mirage, C

Villa Mirage II                 100%    100%    99%    99%    100%       10,011      9,657        9,603       9,612       9,537
 Rancho Mirage, CA

Village Green                    92%    92%     95%   100%    100%        5,048    $ 4,888      $ 4,472     $ 4,497     $ 4,120
 Reedsburg, WI

Village Square                   90%    86%     94%    92%     92%        5,535      5,064        4,900       4,633       4,232
 Baraboo, WI

Village Squire I & II            95%    93%     96%    96%     97%        6,350      6,591        6,593       6,785       6,550
 Canton, MI

Village Squire III               93%    88%     95%    90%     98%        6,278      6,513        6,518       6,670       6,511
 Canton, MI

Windham Village                  98%   100%    100%   100%    100%       11,203     11,353       11,568      10,857      10,632
 Santa Rosa, CA
                               ----    ---     ---    ---     ---       -------    -------      -------     -------     -------

Totals (15 Properties) (5)       96%    96%     97%    96%     97%      $ 7,252    $ 7,199      $ 7,117     $ 7,035     $ 6,778
                               ====    ===     ===    ===     ===       =======    =======      =======     =======     =======


     (1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

     (2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2004.

     (3) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.

                                     PART I
                                     ------

ITEM 1. BUSINESS  - Continued
        --------

     (4) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration in 2005.

     (5) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.


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

     On December 30, 2003, the property owned by Walsh Park was sold. See the notes to consolidated financial statements for additional information concerning the sale.

     Effective January 2, 2004, the Partnership's interest in Highland Manor was transferred to the purchase money noteholders. See the notes to consolidated financial statements for additional information concerning the transfer.

     On November 4, 2004, the Partnership's interests in Briar Crest I and Briar Crest II were sold. See the notes to the consolidated financial statements for additional information concerning the sale.


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

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

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

     (b) As of March 30, 2005 there were approximately 4,203 registered holders of Units in the Partnership.

     (c) On November 13, 2003, the Partnership made a cash distribution of $658,702 ($11 per Unit) to Additional Limited Partners who were holders of record as of November 1, 2003, and a cash distribution of $20,373 to the General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On February 26, 2004, the Partnership made a cash distribution of $2,275,516 ($38 per Unit) to Additional Limited Partners who were holders of record as of January 1, 2004. The distribution was a result of proceeds from the sale of Walsh Park. On December 15, 2004, the Partnership made a cash distribution of $3,053,982 ($51 per unit) to Additional Limited Partners who were holders of record as of November 1, 2004, and a cash distribution of $40,744 to the General Partners and Initial and Special Limited Partners. The distribution consisted of cash resources accumulated from operations and distributions from Local Partnerships, and of proceeds received from the sale of the Partnership's interests in Briar Crest I and Briar Crest II.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in this annual report on Form 10-KSB at December 31, 2004. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for eight Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing General Partner has evaluated the Partnership's investments in partnerships and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R. General

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes intended to provide housing to low and moderate income tenants. In conjunction with such governmental assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, certain of the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties, and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

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

     The acquisition of interests in certain Local Partnerships was paid for in part by purchase money notes of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically matured 15 years from the date of acquisition of the interest in a particular Local Partnership, and are generally secured by the Partnership's interest in the respective Local Partnerships.

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

     There were no major changes in federal housing policy in 2004.

     Four properties in which the Partnership is invested as of December 31, 2004, have Section 8 HAP contracts which, as extended, will expire before December 31, 2005. The Section 8 HAP contracts cover all or substantially all of the apartment units in four of the properties. The following chart presents information concerning these five properties.

                                             Units             Original        Renewed
                                         Authorized for      Expiration of   Expiration of
                        Number of       Rental Assistance      Section 8       Section 8
     Property          Rental Units      Under Section 8     HAP Contract    HAP Contract
     --------          ------------     -----------------    -------------   -------------
     Bartley Manor          70                 69               07/31/98       05/31/05 (1)
     Villa Mirage I         50                 50               12/19/05 (1)
     Village Green          36                 36               09/30/98       04/30/05 (1)
     Village Square         48                 48               09/30/98       04/30/05 (1)
                          ----               ----

          Total            204                203
                          ====               ====

     (1) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.

     As of December 31, 2004, the carrying amount of the Partnership's investments in and advances to the four Local Partnerships with Section 8 HAP contracts expiring in 2005 was $1,301,044.

     The Managing General Partner continues to seek strategies to deal with affordable housing requirements. While the Managing General Partner cannot predict the outcome for any particular property at this time, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that maximize the benefits to investors.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2004, the Partnership had approximately 4,210 investors who held a total of 59,882 units of additional limited partner interest which were originally sold for the aggregate amount of $59,882,000. The Partnership originally made investments in 37 Local Partnerships, of which 15 remain at December 31, 2004. The Partnership's liquidity, with unrestricted cash resources of $6,320,138 as of December 31, 2004, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 30, 2005, there were no material commitments for capital expenditures.

     During 2004 and 2003, the Partnership received cash distributions of $661,508 and $891,563, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $5,175,000, plus aggregate accrued interest of $12,014,895, as of December 31, 2004, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

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

     The purchase money notes related to the following properties have matured and are in default. Documents transferring the Partnership's interests in the related Local Partnerships have been placed in escrow, to be released to the noteholders after December 31, 2004, or upon their request. (As of March 30, 2005, the Partnership's interests had not yet been requested by, or released to, the noteholders.)

                                                 Original        Extended
     Property                 Principal          Maturity        Maturity
     --------                -----------         --------        --------

     Heritage Estates I      $2,600,000          01/01/99        01/01/04
     Heritage Estates II      1,800,000          01/01/99        01/01/04


     The purchase money note related to Victorian Towers, in the original principal amount of $900,000, matured on January 1, 1999, and was extended during 2003 to January 1, 2007. At the time of extension, the Partnership made a $125,000 payment to the noteholder, which was applied to the purchase money note principal.

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 15 Local Partnerships in which the Partnership is invested as of December 31, 2004, the two Local Partnerships with associated purchase money notes which have matured as of December 31, 2004, and for which documents transferring the Partnership's interest in the related local partnerships have been placed in escrow and which remain unpaid or unextended as of March 30, 2005, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                               Percentage of Total        Partnership's Share of
         For the Year         Distributions Received           Income from
            Ended             from Local Partnerships       Local Partnerships
      -----------------       -----------------------     ----------------------

      December 31, 2004                 21%                    $ 22,927
      December 31, 2003                 23%                    $103,212

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2004, net cash provided by investing activities was adequate to support net cash used in operating activities and financing activities. Cash and cash equivalents increased $2,397,903 during 2004, primarily due to collection of sale proceeds related to Walsh Park and proceeds received from the disposition of investment in partnerships related to Briar Crest I and Briar Crest II. For the year ended December 31, 2004, $477,863 of the distributions received were from Local Partnerships for which the Partnership's carrying value was zero at December 31, 2004 (equity method suspended). The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

     On November 13, 2003, the Partnership made a cash distribution of $658,702 ($11 per Unit) to Additional Limited Partners who were holders of record as of November 1, 2003, and a cash distribution of $20,373 to General Partners and Initial and Special Limited Partners. The distributions were the result of cash resources accumulated from operations and distributions from Local Partnerships. On February 26, 2004, the Partnership made a cash distribution of $2,275,516 ($38 per Unit) to Additional Limited Partners who were holders of record as of January 1, 2004. The distribution was a result of proceeds from the sale of Walsh Park. On December 15, 2004, the Partnership made a cash distribution of $3,053,982 ($51 per unit) to Additional Limited Partners who were holders of record as of November 1, 2004, and a cash distribution of $40,744 to the General Partners and Initial and Special Limited Partners. The distributions consisted of cash resources accumulated from operations and distributions from Local Partnerships, and of proceeds received from the sale of the Partnership's interests in Briar Crest I and Briar Crest II. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

                              Results of Operations
                              ---------------------

2004 Versus 2003
----------------

     The Partnership's net income for the year ended December 31, 2004, increased from 2003, primarily due to an increase in gain from extinguishment of debt, partially offset by a decrease in gain on disposition of investment in partnerships and by the recognition, in 2004, of an impairment loss related to Bartley Manor. Share of income from partnerships decreased in 2004 primarily due to the sale of Walsh Park in 2003, a reduction in cash distributions recorded as income from two properties (equity method suspended) and reductions in share of income from three properties, two of which were sold during 2004, and a decrease in rental revenue and an increase in operating expenses at the third property. Interest revenue increased in the year 2004 due to higher cash and cash equivalent balances and higher rates. Interest expense decreased due to a lower balance due on investments in partnerships as the result of the transfer of Highland Manor in January 2004. General and administrative expenses decreased primarily due to lower reimbursed payroll costs. Professional fees increased due to higher audit expenses. Amortization of deferred costs decreased due to the reclassification during 2004 of three investments to investment in partnerships held for sale or transfer.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2004 and 2003, did not include losses of $563,424 and $776,307, respectively. Distributions of $477,863 and $568,171, received from six and five Local Partnerships during 2004 and 2003, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     The combined rental revenues for the Partnership's remaining 15 properties for the five years ended December 31, 2004, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in 2004 and in prior years.


                                                        For the years ended December 31,
                           ------------------------------------------------------------------------------------------
                              2004                  2003                  2002               2001            2000
                           -----------          -----------            -----------       -----------      -----------
Combined Rental
  Revenue                  $16,346,265          $16,477,534            $16,485,887       $16,425,646      $15,770,240

Annual Percentage
  Increase (Decrease)                 (0.8)%                 (0.1)%                 0.4%             4.2%



ITEM 7. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part III.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In February 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the

                                     PART II

         -----------------------

fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2004, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2004.

                                    PART III
                                    --------

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        --------------------------------------------------

     (a)  and (b)

          The Partnership has no directors, executive officers or employees of its own.

     (a)  and (b)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, follow.

William B. Dockser, 68, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 58, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at March 30, 2005.

                                                                   % of Total
          Name and Address                Amount and Nature       Units Issued
          of Beneficial Owner          of Beneficial Ownership  and Outstanding
          -------------------          -----------------------  ---------------

          Equity Resource Group,             10,320 Units            17.2%
            Incorporated, et. al.
          44 Brattle Street
          Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 30, 2005, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

                                                                  % of Total
              Name of                     Amount and Nature      Units Issued
           Beneficial Owner            of Beneficial Ownership  and Outstanding
           ----------------            -----------------------  ---------------

           William B. Dockser                   None                 0.0%
           H. William Willoughby                None                 0.0%
           All Directors and Officers
             as a Group (2 persons)             None                 0.0%

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


ITEM 13. EXHIBITS
         --------

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

                                      III-3

                                    PART III
                                    --------


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES - Continued
         --------------------------------------

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2004 and 2003, the Partnership retained Grant Thornton LLP to provide services as follows.

                                            Year Ended December 31,
                                          --------------------------
                                            2004              2003
                                          --------          --------

         Audit fees                       $115,000          $105,500
         Audit-related fees                     --                --
         Tax fees (1)                       24,500            22,500
         All other fees                         --                --
                                          --------          --------

             Total billed                 $139,500          $128,000
                                          ========          ========

     (1)  Preparation of Partnership federal and state tax returns.

     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2004 and 2003, which services it was determined did not compromise Grant Thornton LLP's independence.

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



March 30, 2005                         by:  /s/ William B. Dockser
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


March 30, 2005                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President,
                                              and Secretary



March 30, 2005                         by:  /s/ Michael J. Tuszka
--------------                              ------------------------------------
DATE                                        Michael J. Tuszka,
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)




                                      III-5

Report of Independent Registered Public Accounting Firm


To the Partners
Capital Realty Investors-III Limited Partnership.

We have audited the accompanying consolidated balance sheets of Capital Realty Investors-III Limited Partnership (a Maryland limited partnership) (the Partnership) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $168,915 and $625,972 of income in 2004 and 2003, respectively, included in the Partnership's 2004 and 2003 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-III Limited Partnership, as of December 31, 2004 and 2003, and the consolidated results of its operations, changes in partners' (deficit) capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                         Grant Thornton LLP


Vienna, Virginia
March 23, 2005



                                      III-6

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2004            2003
                                                                                      ------------    ------------
Investments in partnerships .......................................................   $  2,418,162    $  3,979,360
Investment in partnerships held for sale or transfer ..............................      1,066,955       1,891,124
Investment in partnerships held in escrow .........................................      1,068,937       1,186,240
Cash and cash equivalents .........................................................      6,320,138       3,922,235
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $264,120 and $271,878, respectively ..........        104,674         127,422
Property purchase costs,
  net of accumulated amortization of $216,270 and $244,200, respectively ..........        100,523         131,234
Sales proceeds receivable .........................................................             --       4,743,059
Other assets ......................................................................            236              53
                                                                                      ------------    ------------

      Total assets ................................................................   $ 11,079,625    $ 15,980,727
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  5,294,544    $  7,054,544
Accrued interest payable ..........................................................     12,048,871      14,041,841
Accounts payable and accrued expenses .............................................        163,689         387,300
                                                                                      ------------    ------------

      Total liabilities ...........................................................     17,507,104      21,483,685
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (18,071,002)    (12,700,760)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (42,203,044)    (46,648,765)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (6,427,479)     (5,502,958)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 11,079,625    $ 15,980,727
                                                                                      ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-7

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the years ended
                                                                              December 31,
                                                                       --------------------------
                                                                          2004           2003
                                                                       -----------    -----------
Share of income from partnerships ..................................   $   734,942    $ 1,194,143
                                                                       -----------    -----------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ...............................     3,625,416        738,283
    Interest .......................................................        63,834         32,047
                                                                       -----------    -----------

                                                                         3,689,250        770,330
                                                                       -----------    -----------

  Expenses:
    Interest .......................................................       625,647        857,162
    Management fee .................................................       300,000        300,000
    General and administrative .....................................       242,449        271,687
    Professional fees ..............................................       137,928        131,289
    Amortization of deferred costs .................................        25,825         32,085
                                                                       -----------    -----------

                                                                         1,331,849      1,592,223
                                                                       -----------    -----------

      Total other revenue and expenses .............................     2,357,401       (821,893)
                                                                       -----------    -----------

Income before gain on disposition of investment in partnerships
  and impairment loss ..............................................     3,092,343        372,250

Gain on disposition of investment in partnerships ..................     2,080,020      3,358,936

Impairment loss ....................................................      (726,642)            --
                                                                       -----------    -----------

Net income .........................................................   $ 4,445,721    $ 3,731,186
                                                                       ===========    ===========


Net income allocated to General Partners (1.51%) ...................   $    67,130    $    56,341
                                                                       ===========    ===========

Net income allocated to Initial and Special Limited Partners (1.49%)   $    66,241    $    55,595
                                                                       ===========    ===========

Net income allocated to Additional Limited Partners (97%) ..........   $ 4,312,350    $ 3,619,250
                                                                       ===========    ===========

Net income per unit of Additional Limited Partner Interest,
  based on 59,882 units outstanding ................................   $     72.01    $     60.44
                                                                       ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-8

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                                         Initial and
                                                                            Special          Additional
                                                           General          Limited           Limited
                                                           Partners         Partners          Partners            Total
                                                          ----------      -----------       ------------       -----------
Partners' deficit, January 1, 2003                        $(856,747)      $(846,006)        $(6,852,316)       $(8,555,069)

  Net income                                                 56,341          55,595           3,619,250          3,731,186

  Distribution to General Partners
    and Initial and Special Limited Partners                (10,255)        (10,118)                 --            (20,373)

  Distribution of $11.00 per unit
    of Additional Limited Partner Interest                       --              --            (658,702)          (658,702)
                                                          ---------       ---------         -----------        -----------

  Partner's deficit, December 31, 2003                     (810,661)       (800,529)         (3,891,768)        (5,502,958)

  Net income                                                 67,130          66,241           4,312,350          4,445,721

  Distribution to General Partners
    and Initial and Special Limited Partners                (20,508)        (20,236)                 --            (40,744)

  Distribution of $51.00 per unit
    of Additional Limited Partner Interest                       --              --          (5,329,498)        (5,329,498)
                                                          ---------       ---------         -----------        -----------

  Partner's deficit, December 31, 2004                    $(764,039)      $(754,524)        $(4,908,916)       $(6,427,479)
                                                          =========       =========         ===========        ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-9

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the years ended
                                                                                         December 31,
                                                                                  --------------------------
                                                                                     2004           2003
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $ 4,445,721    $ 3,731,186

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (734,942)    (1,194,143)
    Amortization of deferred costs ............................................        25,825         32,085
    Gain from extinguishment of debt ..........................................    (3,625,416)      (738,283)
    Gain on disposition of investment in partnerships .........................    (2,080,020)    (3,358,936)
    Impairment loss ...........................................................       726,642             --

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships .....          (114)            --
      (Increase) decrease in other assets .....................................          (183)            59
      Increase in accrued interest payable ....................................       625,647        857,162
      Payment of purchase money note interest .................................      (190,038)      (339,807)
      Increase in accounts payable and accrued expenses .......................        10,347            314
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (796,531)    (1,010,363)
                                                                                  -----------    -----------

Cash flows from investing activities:
     Receipt of distributions from partnerships ...............................       661,508        891,563
     Collection of sales proceeds receivable ..................................     4,743,059             --
     Proceeds from disposition of investment in partnerships ..................     3,348,196             --
     Disposition fees paid to related party ...................................      (322,857)            --
     Additional sales proceeds ................................................       166,270             --
     Advance to Local Partnership .............................................       (31,500)            --
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................     8,564,676        891,563
                                                                                  -----------    -----------


Cash flows from financing activities:
  Payment of purchase money note principal ....................................            --       (125,000)
  Distributions to General Partners and Initial and Special Limited Partners ..       (40,744)       (20,373)
  Distributions to Additional Limited Partners ................................    (5,329,498)      (658,702)
                                                                                  -----------    -----------

        Net cash used in financing activities .................................    (5,370,242)      (804,075)
                                                                                  -----------    -----------


Net increase (decrease) in cash and cash equivalents ..........................     2,397,903       (922,875)

Cash and cash equivalents, beginning of year ..................................     3,922,235      4,845,110
                                                                                  -----------    -----------

Cash and cash equivalents, end of year ........................................   $ 6,320,138    $ 3,922,235
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

                                     III-10

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-III Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983, and shall continue until December 31, 2037, unless sooner dissolved in accordance with the terms of the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted apartment properties, which provide housing principally to the elderly or to individuals and families of low or moderate income, or conventionally financed apartment properties, located throughout the United States.

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

          The Partnership sold 60,000 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated in January 1984. As of December 31, 2004, 118 units of limited partner interest had been abandoned.

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

     d.   Investments in partnerships
          ---------------------------

          The investments in Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships or intermediary partnerships. Under this method, the carrying amount of the investments in Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2004 and 2003, the Partnership's share of cumulative losses of nine and seven of the Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $10,320,899 and $9,757,475, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements. Distributions of $477,863 and $568,171, received from six and five Local Partnerships during 2004 and 2003, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     e.   Investment in partnerships held for sale or transfer
          ----------------------------------------------------

          Due to the possible sale of the Bartley Manor Limited Partnership (Bartley Manor), Village Green of Wisconsin Limited Partnership (Village Green) and Village Square Limited (Village Square) properties, as further discussed in Note 2.a., the Partnership's investment in these Local Partnerships was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2004. Due to the possible sale or transfer of the Partnership's interests in Briar Crest I, Briar Crest II, and Highland Manor, as further discussed in Note 2.a., the Partnership's investment in these Local Partnerships was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2003. Assets held for sale or transfer are not recorded in excess of their estimated net realizable value.

     f.   Investment in partnerships held in escrow
          -----------------------------------------

          During April 2003, documents transferring the Partnership's interest in Heritage Estates I and Heritage Estates II to the noteholders were placed in escrow, as further discussed in Note 2.a. Accordingly, the Partnership's investment in this Local Partnership was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets at December 31, 2004 and 2003. Assets held in escrow are not recorded in excess of their estimated net realizable value.

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

     k.   Fair value of financial instruments

          The consolidated financial statements include estimated fair value information as of December 31, 2004, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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

     l.   New accounting pronouncement

          In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing General Partner has evaluated the Partnership's investment in partnerships and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.


                                     III-13

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2004 and 2003, the Partnership held limited partner interests in15 and 18 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships follow.

                                                         December 31,
                                                  ----------------------------
                                                     2004             2003
                                                  -----------      -----------

          Due to local general partners:          $   119,544      $   119,544

          Purchase money notes due in:
            2004                                    4,400,000        6,160,000
            2007                                      775,000          775,000
                                                  -----------      -----------

                Subtotal                            5,294,544        7,054,544
                                                  -----------      -----------

          Accrued interest payable                 12,048,871       14,041,841
                                                  -----------      -----------

                Total                             $17,343,415      $21,096,385
                                                  ===========      ===========


          The amounts due to local general partners will be paid upon the occurrence of certain specific events, as outlined in the respective Local Partnership's partnership agreement.

          The remaining purchase money notes have stated interest rates ranging from 3.06% to 9%. The purchase money notes are nonrecourse, but their terms provide for payment in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

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

          The purchase money notes related to the following properties have matured and are in default. Documents transferring the Partnership's interests in the related Local Partnerships have been placed in escrow, to be released to the noteholders after December 31, 2004, or upon their request. (As of March 30, 2005, the Partnership's interests had not yet been requested by, or released to, the noteholders.)

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


                                     III-14

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          The purchase money note related to Victorian Towers, in the original principal amount of $900,000, matured on January 1, 1999, and was extended during 2003 to January 1, 2007. At the time of extension, the Partnership made a $125,000 payment to the noteholder, which was applied to the purchase money note principal.

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

          The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local
     Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the
     Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's interest in the related Local Partnership will result in taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the related Local Partnership and, likewise, its share of any future cash flow distributed by the related Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

          The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's


                                                      III-15

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 15 Local Partnerships in which the Partnership is invested as of December 31, 2004, the two Local Partnerships with associated purchase money notes which have matured and are in default, and for which documents transferring the Partnership's interest in the related local partnerships have been placed in escrow and which remain unpaid or unextended as of March 30, 2005, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                              Percentage of Total        Partnership's Share of
        For the Year        Distributions Received            Income from
           Ended            from Local Partnerships        Local Partnerships
     -----------------     -------------------------     ----------------------

     December 31, 2004                21%                     $ 22,927
     December 31, 2003                23%                     $103,212

          The Managing General Partner continues to address the maturity and impending maturity of the Partnership's remaining debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2004 and 2003, was $625,647 and $857,162, respectively. The accrued interest payable on the purchase money notes of $12,014,895 and $14,007,865 as of December 31, 2004 and 2003, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

          The Partnership defaulted on its purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of March 30, 2005, principal and accrued interest of $2,600,000 and
     $6,082,276, respectively, for Heritage Estates I, and $1,800,000 and $3,793,837, respectively, for Heritage Estates II, were due.

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

          Due to the impending transfer of the Partnership's interests in Heritage Estates I and Heritage Estates II to the noteholders, the
     Partnership's basis in the Local Partnerships, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,068,937 and $1,186,240 as of December 31, 2004 and December 31, 2003, respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets. As of March 30, 2005, the Partnership's interests had not yet been requested by, or released to, the noteholders.

                                 Highland Manor
                                 --------------

          The Partnership and the holders of the purchase money notes (in the original principal amount of $1,760,000) related to Highland Manor, Limited (Highland Manor) extended the maturity date thereof from January 1, 1999 to January 1, 2004. Effective January 2, 2004, the Partnership's interest in Highland Manor was transferred to the noteholders. The transfer of the Partnership's interest to the noteholders resulted in total gain from extinguishment of debt of $3,625,416 for financial statement purposes in 2004, and in a total gain of $3,842,001 for federal income tax purposes in 2004.

          Due to the anticipated transfer of the Partnership's interest in Highland Manor, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $623,063 at December 31, 2003, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     b.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 97.02% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the "Agencies") of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invested in the Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2004 and 2003, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $661,508 and $891,563, respectively. As of December 31, 2004 and 2003, eight and 12, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $243,750 and $425,420, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

     c.   Advance to Local Partnership
          ----------------------------

          In December 2004, the Partnership advanced $31,500 to Village Square to provide the Local Partnership with funds required to correct code violations at the property. The amount is included in investments in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2004. (See Note 2.d., below.)

     d.   Property matters
          ----------------

                Bartley Manor, Village Green, and Village Square
                ------------------------------------------------

          In March 2005, contracts for the sale of the properties related to Bartley Manor, Village Green and Village Square were signed. Due to the possible sale of the properties related to the Partnership's investments in Bartley Manor, Village Green and Village Square, the Partnership's basis in the Local Partnerships, along with unamortized acquisition fees and property purchase costs, which totaled $1,066,955 net of an impairment loss of $726,642 related to Bartley Manor, was reclassified to investments in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2004.


                                     III-18

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                              Briar Crest I and II
                              --------------------

          On November 4, 2004, the Partnership's interests in Briar Crest I and Briar Crest II were sold to affiliates of the Local General Partner of the respective Local Partnerships. Cash proceeds received by the Partnership totaled $3,348,196. The sale resulted in gain on disposition of investments in partnerships of $1,913,750 for financial statement purposes and $2,887,001 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, the Managing General Partner was paid a disposition fee of $88,899 related to the sale of the Partnership's interests in Briar Crest I and Briar Crest II. The fee was netted against the related gain on disposition of investment in partnerships.

          Due to the impending sale of the Partnership's interests in Briar Crest I and Briar Crest II, the Partnership's basis in the Local Partnerships, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,268,061 as of December 31, 2003, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets at that date.

                               Monterey/Hillcrest
                               ------------------

          In July 2003, the Partnership advanced $51,175 to Pebble Valley Housing Partners (Monterey and Hillcrest Apartments) to pay up-front fees and expenses related to the refinancing of the first mortgage debt on the two properties. The advance was repaid to the Partnership out of the refinancing proceeds at closing in December 2003.

                                   Walsh Park
                                   ----------

          On May 19, 2003, the local managing general partner entered into a contract for the sale of the property owned by Walsh Park Associates (Walsh
     Park). On December 30, 2003, Walsh Park was sold. Cash proceeds received by the Partnership in January 2004 totaled $4,743,059. The sale resulted in gain on disposition of investment in partnerships of $3,358,936 for financial statement purposes and $5,975,776 for federal income tax purposes in 2003. Additional proceeds received by the Partnership in 2004 totaled $166,270, resulting in gain on disposition of investment in partnerships of $166,270 for financial statement purposes and $31,684 for federal income tax purposes in 2004. In accordance with the terms of the Partnership
     Agreement,  in  January  2004  the  Managing  General  Partner  was  paid a disposition fee of $233,958 related to the sale, which was accrued and netted against the related gain on disposition of investments in partnerships at December 31, 2003.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     e.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the 15 Local Partnerships in which the Partnership is invested as of December 31, 2004, follow. The information is presented separately for six Local Partnerships which have investment basis (equity method), and for nine Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                              COMBINED BALANCE SHEETS
                                                 December 31, 2004

                                                               Equity
                                                               Method          Suspended            Total
                                                            ------------      ------------       ------------
          Number of Local Partnerships                           6                9                   15
                                                                 =                =                   ==

          Rental property, at cost, net of
            accumulated depreciation of
            $10,523,573, $43,552,353, and
            $54,075,926, respectively                       $  4,618,862      $ 23,026,137       $ 27,644,999
          Land                                                 1,722,314         6,754,339          8,476,653
          Other assets                                         2,755,081         6,375,052          9,130,133
                                                            ------------      ------------       ------------

              Total assets                                  $  9,096,257      $ 36,155,528       $ 45,251,785
                                                            ============      ============       ============


          Mortgage notes payable                            $  6,085,695      $ 51,076,965       $ 57,162,660
          Other liabilities                                      567,195         4,342,351          4,909,546
          Due to general partners                                967,947         1,174,891          2,142,838
                                                            ------------      ------------       ------------

              Total liabilities                                7,620,837        56,594,207         64,215,044

          Partners' capital (deficit)                          1,475,420       (20,438,679)       (18,963,259)
                                                            ------------      ------------       ------------
              Total liabilities and partners'
                capital (deficit)                           $  9,096,257      $ 36,155,528       $ 45,251,785
                                                            ============      ============       ============

                                     III-20

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2004

                                                               Equity
                                                               Method          Suspended            Total
                                                            -----------       -----------        -----------
          Number of Local Partnerships                           8 (1)            9                   17
                                                                 =                =                   ==

          Revenue:
            Rental                                          $ 3,692,510       $13,277,894        $16,970,404
            Other                                               173,660           590,562            764,222
                                                            -----------       -----------        -----------

              Total revenue                                   3,866,170        13,868,456         17,734,626
                                                            -----------       -----------        -----------

          Expenses:
            Operating and other                               2,677,660         8,730,996         11,408,656
            Interest                                            311,436         3,477,333          3,788,769
            Depreciation and amortization                       616,055         2,246,265          2,862,320
                                                            -----------       -----------        -----------

              Total expenses                                  3,605,151        14,454,594         18,059,745
                                                            -----------       -----------        -----------

          Net income (loss)                                 $   261,019       $  (586,138)       $  (325,119)
                                                            ===========       ===========        ===========

          Cash distributions                                $   123,746       $   477,863        $   601,609 (2)
                                                            ===========       ===========        ===========

          Cash distributions recorded as reduction
            of investments in partnerships                  $   123,746       $        --        $   123,746
                                                            ===========       ===========        ===========

          Cash distributions recorded as income             $        --       $   477,863        $   477,863

          Partnership's share of Local Partnership
            net income                                          257,079                --            257,079
                                                            -----------       -----------        -----------

          Share of income from partnerships                 $   257,079       $   477,863        $   734,942
                                                            ===========       ===========        ===========


          (1) Includes information for Briar Crest I and Briar Crest II, which were sold in November 2004. (2) Does not include a late distribution in the amount of $59,899, received in May 2004, from Highland Manor which was transferred January 2, 2004.

          Combined balance sheets and combined statements of operations for the 18 Local Partnerships in which the Partnership was invested as of December 31, 2003, follow. The information is presented separately for ten Local Partnerships which have investment basis (equity method), and for eight
     Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

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

                                     III-22

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2003

                                                               Equity
                                                               Method   (1)    Suspended            Total
                                                            -----------       -----------        -----------
          Number of Local Partnerships                           11               8                   19
                                                                 ==               =                   ==

          Revenue:
            Rental                                          $ 7,506,146       $12,158,189        $19,664,335
            Other                                               457,198           559,067          1,016,265
                                                            -----------       -----------        -----------

              Total revenue                                   7,963,344        12,717,256         20,680,600
                                                            -----------       -----------        -----------

          Expenses:
            Operating and other                               5,001,019         7,537,806         12,538,825
            Interest                                            964,272         3,569,042          4,533,314
            Depreciation and amortization                     1,362,751         2,333,835          3,696,586
                                                            -----------       -----------        -----------

              Total expenses                                  7,328,042        13,440,683         20,768,725
                                                            -----------       -----------        -----------

          Net income (loss)                                 $   635,302       $  (723,427)       $   (88,125)
                                                            ===========       ===========        ===========

          Cash distributions                                $   323,080       $   568,483        $   891,563
                                                            ===========       ===========        ===========

          Cash distributions recorded as reduction
            of investments in partnerships                  $   323,080       $       312        $   323,392
                                                            ===========       ===========        ===========

          Cash distributions recorded as income             $        --       $   568,171        $   568,171

          Partnership's share of Local Partnership
            net income                                          623,977             1,995 (2)        625,972
                                                            -----------       -----------        -----------

          Share of income from partnerships                 $   623,977       $   570,166        $ 1,194,143
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

          All of the cash distributions recorded as income are included in share of income from partnerships on the consolidated statements of operations for the respective years, and are recorded as cash receipts on the respective consolidated balance sheets. Cash distributions recorded as a reduction of the related investment are recorded as cash receipts on the respective consolidated balance sheets, and are recorded as a reduction of investments in partnerships, also on the respective consolidated balance sheets.

     f.   Reconciliation of the Local Partnerships' financial
          ---------------------------------------------------
            statement net (loss) income to taxable income
            ---------------------------------------------

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

                                     III-23

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to taxable income follows.

                                                       For the years ended
                                                            December 31,
                                                    -------------------------
                                                        2004          2003
                                                    ----------     ----------

          Financial statement net loss              $ (325,119)    $  (88,125)

          Differences between financial statement
            and tax depreciation, amortization,
            and miscellaneous differences            1,880,524      2,294,152
                                                    ----------     ----------

          Taxable income                            $1,555,405     $2,206,027
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2004 and 2003, the Partnership paid $180,932 and $229,726, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

For each of the years ended December 31, 2004 and 2003, the Partnership paid the Managing General Partner a Management Fee of $300,000.

                                     III-24

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS - Continued

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the terms of the Partnership Agreement, in January 2004 the Managing General Partner was paid a disposition fee of $233,958 relating to the sale of Walsh Park on December 30, 2003. The fee was accrued at December 31, 2003, and was netted against the related gain on disposition of investment in partnerships. In accordance with the terms of the Partnership Agreement, in November 2004 the Managing General Partner was paid a disposition fee of $88,899 related to the sale of the Partnership's interests in Briar Crest I and Briar Crest II.


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

                                     III-25

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

     Fees payable to certain general partners (or their designees) under (vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or six percent of the sale price of the apartment properties.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the terms of the Partnership Agreement, in January 2004 the Managing General Partner was paid a disposition fee of $233,958 relating to the sale of Walsh Park on December 30, 2003. The fee was accrued at December 31, 2003, and was netted against the related gain on disposition of investment in partnerships. In accordance with the terms of the Partnership Agreement, in November 2004 the Managing General Partner was paid a disposition fee of $88,899 related to the sale of the Partnership's interests in Briar Crest I and Briar Crest II.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On November 13, 2003, the Partnership made a cash distribution of $658,702 ($11 per
Unit) to Additional Limited Partners who were holders of record as of November 1, 2003, and a cash distribution of $20,373 to the General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On February 26, 2004, the Partnership made a cash distribution of $2,275,516 ($38 per Unit) to Additional Limited Partners who were holders of record as of January 1, 2004. The distribution was a result of proceeds from the sale of Walsh Park. On December 15, 2004, the Partnership made a cash distribution of $3,053,982 ($51 per unit) to Additional Limited Partners who were holders of record as of November 1, 2004, and a cash distribution of $40,744 to the General Partners and Initial and Special Limited Partners. The distribution consisted of cash resources accumulated from operations and distributions from Local
Partnerships, and of proceeds received from the sale of the Partnership's interests in Briar Crest I and Briar Crest II.

                                     III-26

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

     As defined in the Partnership Agreement, after the payment of distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2004 and 2003. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes and related accrued interest related to the Local Partnerships, and for operating cash reserves.


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

                                                                        For the years ended
                                                                            December 31,
                                                                     ----------------------------
                                                                        2004              2003
                                                                     ----------        ----------
Financial statement net income                                       $4,445,721        $3,731,186

Adjustments:
  Differences between financial statement net income
   and taxable income related to the Partnership's equity
   in the Local Partnerships' income or losses                        1,471,638         5,621,466

  Differences between financial statement gain and taxable gain
    from the sale or transfer of properties                             967,088                --

  Costs amortized over a shorter period for income tax purposes          25,825            32,085
                                                                     ----------        ----------

Taxable income                                                       $6,910,272        $9,384,737
                                                                     ==========        ==========

                                      # # #


                                     III-27

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-III Limited Partnership has invested.