Form 10QSB
period 2005-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2005-05-10
CIK 722833

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


                  For the quarterly period ended March 31, 2005


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

                                 (301) 468-9200


                               ------------------





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]




--------------------------------------------------------------------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005



                                                                           Page
                                                                           ----

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - March 31, 2005 and December 31, 2004.........................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2005 and 2004...........  2

         Consolidated Statements of Cash Flows
           - for the three months ended March 31, 2005 and 2004...........  3

         Notes to Consolidated Financial Statements
           - March 31, 2005 and 2004......................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  11

Item 3.  Controls and Procedures..........................................  16


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities..................................  16

Item 5.  Other Information................................................  16

Item 6.  Exhibits.........................................................  17

Signature.................................................................  18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                                        March 31,     December 31,
                                                                                          2005           2004
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $  2,454,226    $  2,418,162
Investment in partnerships held for sale or transfer ..............................      1,070,747       1,066,955
Investment in partnerships held in escrow .........................................      1,062,472       1,068,937
Cash and cash equivalents .........................................................      6,177,877       6,320,138
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $267,193 and $264,120, respectively ..........        101,600         104,674
Property purchase costs,
  net of accumulated amortization of $218,909 and $216,270, respectively ..........         97,883         100,523
Other assets ......................................................................            403             236
                                                                                      ------------    ------------

      Total assets ................................................................   $ 10,965,208    $ 11,079,625
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  5,294,544    $  5,294,544
Accrued interest payable ..........................................................     12,205,282      12,048,871
Accounts payable and accrued expenses .............................................         96,667         163,689
                                                                                      ------------    ------------

      Total liabilities ...........................................................     17,596,493      17,507,104
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (18,071,002)    (18,071,002)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (42,406,850)    (42,203,044)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (6,631,285)     (6,427,479)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 10,965,208    $ 11,079,625
                                                                                      ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                               For the three months ended
                                                                                        March 31,
                                                                              ----------------------------
                                                                                  2005            2004
                                                                              ------------    ------------
Share of income from partnerships .........................................   $    104,731    $    195,714
                                                                              ------------    ------------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ......................................           --         3,620,416
    Interest ..............................................................         32,109          10,408
                                                                              ------------    ------------

                                                                                    32,109       3,630,824
                                                                              ------------    ------------

  Expenses:
    Interest ..............................................................        156,411         156,411
    Management fee ........................................................         75,000          75,000
    General and administrative ............................................         67,396          80,014
    Professional fees .....................................................         36,125          33,374
    Amortization of deferred costs ........................................          5,714           6,456
                                                                              ------------    ------------

                                                                                   340,646         351,255
                                                                              ------------    ------------

      Total other revenue and expenses ....................................       (308,537)      3,279,569
                                                                              ------------    ------------

(Loss) income before additional gain on previous
  disposition of investment in partnership ................................       (203,806)      3,475,283

Additional gain on previous disposition of
  investment in partnership ...............................................           --            21,835
                                                                              ------------    ------------

Net (loss) income .........................................................       (203,806)      3,497,118

Accumulated losses, beginning of period ...................................    (42,203,044)    (46,648,765)
                                                                              ------------    ------------

Accumulated losses, end of period .........................................   $(42,406,850)   $(43,151,647)
                                                                              ============    ============


Net (loss) income allocated to General Partners (1.51%) ...................   $     (3,077)   $     52,806
                                                                              ============    ============

Net (loss) income allocated to Initial and Special Limited Partners (1.49%)   $     (3,037)   $     52,107
                                                                              ============    ============

Net (loss) income allocated to Additional Limited Partners (97%) ..........   $   (197,692)   $  3,392,205
                                                                              ============    ============

Net (loss) income per unit of Additional Limited Partner Interest,
  based on 59,882 units outstanding .......................................   $      (3.30)   $      56.65
                                                                              ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                             For the three months ended
                                                                                     March 31,
                                                                             --------------------------
                                                                                 2005           2004
                                                                             -----------    -----------
Cash flows from operating activities:
  Net (loss) income ......................................................   $  (203,806)   $ 3,497,118

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships ....................................      (104,731)      (195,714)
    Gain from extinguishment of debt .....................................          --       (3,620,416)
    Gain on disposition of investment in partnership .....................          --          (21,835)
    Amortization of deferred costs .......................................         5,714          6,456

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships           (466)          --
      Increase in other assets ...........................................          (167)           (48)
      Increase in accrued interest payable ...............................       156,411        156,411
      Payment of purchase money note interest ............................          --          (12,818)
      Decrease in accounts payable and accrued expenses ..................       (67,022)       (43,293)
                                                                             -----------    -----------

        Net cash used in operating activities ............................      (214,067)      (234,139)
                                                                             -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships .............................        71,806         85,412
  Collection of sales proceeds receivable ................................          --        4,743,059
  Proceeds from disposition of investment in partnership .................          --           21,835
  Disposition fee paid to related party ..................................          --         (233,958)
                                                                             -----------    -----------


        Net cash provided by investing activities ........................        71,806      4,616,348
                                                                             -----------    -----------

Cash flows from financing activities:
  Distribution to Limited Partners .......................................          --       (2,275,516)
                                                                             -----------    -----------

Net (decrease) increase in cash and cash equivalents .....................      (142,261)     2,106,693

Cash and cash equivalents, beginning of period ...........................     6,320,138      3,922,235
                                                                             -----------    -----------

Cash and cash equivalents, end of period .................................   $ 6,177,877    $ 6,028,928
                                                                             ===========    ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of March 31, 2005, and the results of its operations and its cash flows for the three month periods ended March 31, 2005 and 2004. The results of operations for the interim period ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2004.

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing
General Partner has evaluated the partnerships in which the Partnership is invested and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of three nonrecourse purchase money notes having an aggregate principal balance of $5,175,000 plus aggregate accrued interest of $12,171,306 as of March 31, 2005, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of March 31, 2005, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money note related to Highland Manor, in the principal amount of $1,760,000, matured on January 1, 2004. Effective January 2, 2004, the Partnership's interest in Highland Manor was transferred to the noteholders.

     The purchase money notes related to the following properties have matured and are in default. Documents transferring the Partnership's interests in the related Local Partnerships have been placed in escrow, to be released to the noteholders upon their request. (As of May 10, 2005, the Partnership's interests had not yet been requested by, or released to, the noteholders.)

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 15 Local Partnerships in which the Partnership is invested as of March 31, 2005, the two Local Partnerships with associated purchase money notes which have matured and are in default, and for which documents transferring the Partnership's interests in the related local partnerships have been placed in escrow, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                             Percentage of Total         Partnership's Share of
        For the Year       Distributions Received             Income from
           Ended           from Local Partnerships         Local Partnerships
     -----------------    -------------------------      ----------------------

     December 31, 2004               21%                       $22,927
     December 31, 2003               23%                       $103,212

     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's remaining debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for each of the three month periods ended March 31, 2005 and 2004, was $156,411. The accrued interest payable on the purchase money notes of $12,171,306 and $12,014,895 as of March 31, 2005 and December 31, 2004, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on its purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of May 10, 2005, principal and accrued interest of $2,600,000 and $6,121,588, respectively, for Heritage Estates I, and $1,800,000 and $3,820,043, respectively, for Heritage Estates II, were due.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

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

     Due to the impending transfer of the Partnership's interests in Heritage Estates I and Heritage Estates II to the noteholders, the Partnership's basis in the Local Partnerships, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,062,472 and $1,068,937 as of March 31, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets. As of May 10, 2005, the Partnership's interests had not yet been requested by, or released to, the noteholders.

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

b.   Advance to Local Partnership
     ----------------------------

     In December 2004, the Partnership advanced $31,500 to Village Square to provide the Local Partnership with funds required to correct code violations at the property. The amount is included in investments in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2004. (See Note 2.c., below.)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.   Property matters
     ----------------

                Bartley Manor, Village Green, and Village Square
                ------------------------------------------------

     In March 2005, contracts for the sale of the properties related to Bartley Manor, Village Green and Village Square were signed. Due to the possible sale of the properties related to the Partnership's investments in Bartley Manor, Village Green and Village Square, the Partnership's basis in the Local Partnerships, along with unamortized acquisition fees and property purchase costs, which totaled $1,070,747 and $1,066,955 net of an impairment loss of $726,642 related to Bartley Manor, as of March 31, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

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

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 15 and 17 Local Partnerships in which the Partnership was invested as of March 31, 2005 and 2004, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS

                                                    (Unaudited)

                                                                 For the three months ended
                                                                           March 31,
                                                   --------------------------------------------------------
                                                             2005                           2004
                                                   --------------------------------------------------------
                                                     Equity                          Equity
                                                     Method       Suspended          Method       Suspended
                                                   ----------     ----------       ----------     ----------
         Number of Local Partnerships                   6             9                10             7
                                                        =             =                ==             =

         Revenue:
           Rental                                  $  767,093     $3,319,474       $1,882,795     $2,418,385
           Other                                       41,319        147,640          135,530         87,408
                                                   ----------     ----------       ----------     ----------

             Total revenue                            808,412      3,467,114        2,018,325      2,505,793
                                                   ----------     ----------       ----------     ----------

         Expenses:
           Operating                                  558,412      2,182,749        1,294,904      1,456,758
           Interest                                    76,328        869,333          324,414        720,415
           Depreciation and amortization              130,780        561,567          276,339        509,986
                                                   ----------     ----------       ----------     ----------

             Total expenses                           765,520      3,613,649        1,895,657      2,687,159
                                                   ----------     ----------       ----------     ----------

         Net income (loss)                         $   42,892     $ (146,535)      $  122,668     $ (181,366)
                                                   ==========     ==========       ==========     ==========

         Cash distributions                        $    9,304     $   62,502       $   10,092     $   75,320
                                                   ==========     ==========       ==========     ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                         $    9,304     $       --       $   10,092     $       --
                                                   ==========     ==========       ==========     ==========

         Cash distributions recorded
           as income                               $       --     $   62,502       $       --     $   75,320

         Partnership's share of Local
           Partnership net income                      42,229             --          120,394             --
                                                   -------------------------       -------------------------

         Share of income from partnerships                  $104,731                       $195,714
                                                            ========                       ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of March 31, 2005 and 2004, the Partnership's share of cumulative losses to date for nine and seven of the fifteen and seventeen Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $10,465,498 and $9,936,914, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $62,613 and $47,267 for the three month periods ended March 31, 2005 and 2004, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended March 31, 2005 and 2004.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2004. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for nine Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing General Partner has evaluated the partnerships in which the Partnership invested and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

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

     Four properties in which the Partnership is invested as of March 31, 2005, have Section 8 HAP contracts which, as extended, will expire before March 31, 2006. The Section 8 HAP contracts cover all or substantially all of the apartment units in four of the properties. The following chart presents information concerning these four properties.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                                                          Units                Original           Renewed
                                                      Authorized for         Expiration of      Expiration of
                                     Number of       Rental Assistance         Section 8          Section 8
         Property                   Rental Units      Under Section 8        HAP Contract       HAP Contract
         --------                   ------------     -----------------       -------------      -------------
         Bartley Manor                   70                 69                  07/31/98          05/31/05 (1)
         Villa Mirage I                  50                 50                  12/19/05 (1)
         Village Green                   36                 36                  09/30/98          04/30/06
         Village Square                  48                 48                  09/30/98          04/30/06
                                       ----               ----
              Total                     204                203
                                       ====               ====

     (1) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.

     As of March 31, 2005, the carrying amount of the Partnership's investments in four Local Partnerships with Section 8 HAP contracts expiring in the next 12 months and which were not sold on or before May 10, 2005, was $1,305,087.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $6,177,877 as of March 31, 2005, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 10, 2005, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of three nonrecourse purchase money notes having an aggregate principal balance of $5,175,000 plus aggregate accrued interest of $12,171,306 as of March 31, 2005, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of March 31, 2005, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

     The purchase money note related to Highland Manor, in the principal amount of $1,760,000, matured on January 1, 2004. Effective January 2, 2004, the Partnership's interest in Highland Manor was transferred to the noteholders.

     The purchase money notes related to the following properties have matured and are in default. Documents transferring the Partnership's interests in the related Local Partnerships have been placed in escrow, to be released to the noteholders upon their request. (As of May 10, 2005, the Partnership's interests had not yet been requested by, or released to, the noteholders.)

                                                     Original        Extended
      Property                     Principal         Maturity        Maturity
      --------                    ----------         ---------       --------

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

     See the notes to  consolidated  financial  statements  contained in Part I,
Item 1, hereof for additional information concerning purchase money notes.

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 15 Local Partnerships in which the Partnership is invested as of March 31, 2005, the two Local Partnerships with associated purchase money notes which have matured and are in default, and for which documents transferring the Partnership's interests in the related local partnerships have been placed in escrow represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2005, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $142,261 during the three month period ended March 31, 2005, primarily due to operating expenses paid in cash. For the three month period ended March 31, 2005, $62,502 of the distributions received from Local Partnerships were from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

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

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss of $203,806 for the three month period ended March 31, 2005, compared to net income in the corresponding period in 2004, primarily due to decreases in share of income from partnerships, gain from extinguishment of debt and gain on disposition of investment in partnership and an increase in professional fees, partially offset by an increase in interest revenue and decreases in general and administrative expenses and amortization of deferred costs. Share of income from partnerships, gain from extinguishment of debt and gain on disposition of investment in partnership decreased primarily due to the transfer of the Partnerships interest to the noteholders related to Highland Manor and the sale of Walsh Park in 2004. Professional fees increased due to higher audit fees in 2005. Interest revenue increased due to higher cash and cash equivalent balances, and higher rates in 2005. General and administrative expenses decreased primarily due to lower reimbursed payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2005 and 2004, did not include losses of $144,599 and $194,075, respectively.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2005.


Item 3. Controls and Procedures

     In May 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the May 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

Part II. OTHER INFORMATION
Item 5. Other Information - Continued

     Effective at close of business on May 6, 2005, the Principal Financial Officer and Principal Accounting Officer (one individual) of C.R.I., Inc. (the Managing General Partner of the Registrant) resigned. The duties of these positions have been assumed by H. William Willoughby. Mr. Willoughby has held the office of President of CRI since 1990 and has also served as one of its Directors. He has no employment contract.

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2005, but not reported, except as set forth above, because the triggering event occurred within four business days of the filing of this Form 10-QSB


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


                                  CAPITAL REALTY INVESTORS-III LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




May 10, 2005                           by:  /s/ H. William Willoughby
------------                                ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President,
                                              and Secretary