Form 10QSB
period 2005-06-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2005-08-15
CIK 722833

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


                  For the quarterly period ended June 30, 2005


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2005



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - June 30, 2005 and December 31, 2004............................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2005 and 2004......  2

         Consolidated Statements of Cash Flows
           - for the six months ended June 30, 2005 and 2004................  3

         Notes to Consolidated Financial Statements
           - June 30, 2005 and 2004.........................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 12

Item 3.  Controls and Procedures............................................ 17


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................... 17

Item 5.  Other Information.................................................. 17

Item 6.  Exhibits........................................................... 18

Signature................................................................... 19

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                                        June 30,      December 31,
                                                                                          2005           2004
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $  2,464,127    $  2,418,162
Investment in partnerships held for sale ..........................................      1,068,948       1,066,955
Investment in partnerships held in escrow .........................................      1,085,600       1,068,937
Cash and cash equivalents .........................................................      6,107,795       6,320,138
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $270,266 and $264,120, respectively ..........         98,527         104,674
Property purchase costs,
  net of accumulated amortization of $221,550 and $216,270, respectively ..........         95,243         100,523
Other assets ......................................................................          5,466             236
                                                                                      ------------    ------------

      Total assets ................................................................   $ 10,925,706    $ 11,079,625
                                                                                      ============    ============




                       LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  5,294,544    $  5,294,544
Accrued interest payable ..........................................................     12,361,694      12,048,871
Accounts payable and accrued expenses .............................................         94,781         163,689
                                                                                      ------------    ------------

      Total liabilities ...........................................................     17,751,019      17,507,104
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (18,071,002)    (18,071,002)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (42,600,878)    (42,203,044)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (6,825,313)     (6,427,479)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 10,925,706    $ 11,079,625
                                                                                      ============    ============



                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                     For the three months ended      For the six months ended
                                                              June 30,                        June 30,
                                                    ----------------------------    ----------------------------
                                                        2005            2004            2005            2004
                                                    ------------    ------------    ------------    ------------
Share of income from partnerships ...............   $    110,785    $    168,009    $    215,516    $    363,723
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................         39,287           8,679          71,396          19,087
    Gain from extinguishment of debt ............           --             5,000            --         3,625,416
                                                    ------------    ------------    ------------    ------------

                                                          39,287          13,679          71,396       3,644,503
                                                    ------------    ------------    ------------    ------------

  Expenses:
    Interest ....................................        156,412         156,412         312,823         312,823
    Management fee ..............................         75,000          75,000         150,000         150,000
    General and administrative ..................         70,850          73,942         138,246         153,956
    Professional fees ...........................         36,125          33,126          72,250          66,500
    Amortization of deferred costs ..............          5,713           6,456          11,427          12,912
                                                    ------------    ------------    ------------    ------------

                                                         344,100         344,936         684,746         696,191
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (304,813)       (331,257)       (613,350)      2,948,312
                                                    ------------    ------------    ------------    ------------

(Loss) income before additional gain on previous
  disposition of investment in partnership ......       (194,028)       (163,248)       (397,834)      3,312,035

Additional gain on previous disposition of
  investment in partnership .....................           --              --              --            21,835
                                                    ------------    ------------    ------------    ------------

Net (loss) income ...............................       (194,028)       (163,248)       (397,834)      3,333,870

Accumulated losses, beginning of period .........    (42,406,850)    (43,151,647)    (42,203,044)    (46,648,765)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(42,600,878)   $(43,314,895)   $(42,600,878)   $(43,314,895)
                                                    ============    ============    ============    ============


Net (loss) income allocated
  to General Partners (1.51%) ...................   $     (2,930)   $     (2,465)   $     (6,007)   $     50,341
                                                    ============    ============    ============    ============

Net (loss) income allocated
  to Initial and Special Limited Partners (1.49%)   $     (2,891)   $     (2,432)   $     (5,928)   $     49,675
                                                    ============    ============    ============    ============

Net (loss) income allocated
  to Additional Limited Partners (97%) ..........   $   (188,207)   $   (158,351)   $   (385,899)   $  3,233,854
                                                    ============    ============    ============    ============

Net (loss) income per unit of
  Additional Limited Partner Interest,
  based on 59,882 units outstanding .............   $      (3.14)   $      (2.64)   $      (6.44)   $      54.00
                                                    ============    ============    ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                              For the six months ended
                                                                                       June 30,
                                                                             --------------------------
                                                                                 2005          2004
                                                                             -----------    -----------
Cash flows from operating activities:
  Net (loss) income ......................................................   $  (397,834)   $ 3,333,870

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships ....................................      (215,516)      (363,723)
    Gain from extinguishment of debt .....................................          --       (3,625,416)
    Additional gain on previous disposition of investment in partnership .          --          (21,835)
    Amortization of deferred costs .......................................        11,427         12,912

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships           (937)          --
      Increase in other assets ...........................................        (5,230)           (83)
      Increase in accrued interest payable ...............................       312,823        312,823
      Payment of purchase money note interest ............................          --          (67,718)
      Decrease in accounts payable and accrued expenses ..................       (68,908)       (22,065)
                                                                             -----------    -----------

        Net cash used in operating activities ............................      (364,175)      (441,235)
                                                                             -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships .............................       151,832        242,757
  Collection of sales proceeds receivable ................................          --        4,743,059
  Proceeds from previous disposition of investment in partnership ........          --           21,835
  Disposition fee paid to related party ..................................          --         (233,958)
                                                                             -----------    -----------

        Net cash provided by investing activities ........................       151,832      4,773,693
                                                                             -----------    -----------

Cash flows from financing activities:
  Distribution to Limited Partners .......................................          --       (2,275,516)
                                                                             -----------    -----------

Net (decrease) increase in cash and cash equivalents .....................      (212,343)     2,056,942

Cash and cash equivalents, beginning of period ...........................     6,320,138      3,922,235
                                                                             -----------    -----------

Cash and cash equivalents, end of period .................................   $ 6,107,795    $ 5,979,177
                                                                             ===========    ===========



                   The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of June 30, 2005, and the results of its operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the interim period ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity US GAAP have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2004.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of three nonrecourse purchase money notes having an aggregate principal balance of $5,175,000 plus aggregate accrued interest of $12,327,718 as of June 30, 2005, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of June 30, 2005, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money note related to Highland Manor, in the principal amount of $1,760,000, matured on January 1, 2004. Effective January 2, 2004, the Partnership's interest in Highland Manor was transferred to the noteholders.

     The purchase money notes related to the following properties have matured and are in default. Documents transferring the Partnership's interests in the related Local Partnerships have been placed in escrow, to be released to the noteholders upon their request. (As of August 15, 2005, the Partnership's interests had not yet been requested by, or released to, the noteholders.)

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 15 Local Partnerships in which the Partnership is invested as of June 30, 2005, the two Local Partnerships with associated purchase money notes which have matured and are in default, and for which documents transferring the Partnership's interests in the related local partnerships have been placed in escrow, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2005, was $156,412 and $312,823, respectively, and $156,412 and $312,823 for the three and six month periods ended June 30, 2004, respectively. The accrued interest payable on the purchase money notes of $12,327,718 and $12,014,895 as of June 30, 2005 and December 31, 2004, respectively, is due upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on its purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of August 15, 2005, principal and accrued interest of $2,600,000 and $6,214,595, respectively, for Heritage Estates I, and $1,800,000 and $3,882,043, respectively, for Heritage Estates II, were due.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     In April 2003, the Managing General Partner and the purchase money noteholders agreed to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II to January 1, 2004. In conjunction therewith, on April 4, 2003, documents transferring the Partnership's interests in Heritage Estates I and Heritage Estates II were placed in escrow, to be released to the noteholders in the event of non-payment at maturity. The noteholders still have not obtained regulatory consents for the transfers, so the conveyance instruments remain in escrow.

     Due to the impending transfer of the Partnership's interests in Heritage Estates I and Heritage Estates II to the noteholders, the Partnership's basis in the Local Partnerships, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,085,600 and $1,068,937 as of June 30, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets. As of August 15, 2005, the Partnership's interests had not yet been requested by, or released to, the noteholders.

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

b.   Advance to Local Partnership
     ----------------------------

     In December 2004, the Partnership advanced $31,500 to Village Square to provide the Local Partnership with funds required to correct code violations at the property. In July 2005, the advance was repaid to the Partnership. The amount is included in investments in partnerships held for sale or transfer in the accompanying consolidated balance sheet at both June 30, 2005 and December 31, 2004.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.   Property matters
     ----------------

                Bartley Manor, Village Green, and Village Square
                ------------------------------------------------

     In March 2005, contracts for the sale of the properties related to Bartley Manor, Village Green and Village Square were signed. As a subsequent event, on July 27, 2005, Bartley Manor, Village Green and Village Square were sold. The sales will result in net gain on disposition of investments in partnerships of $164,956 for financial statement purposes and $1,308,902 for federal income tax purpose in 2005. In accordance with the terms of the Partnership Agreement, in August 2005, the Managing General Partner was paid a disposition fee of $50,000 related to the sale. The fee will be netted against the related gain on disposition of investment in partnerships.

The Partnership's basis in the Bartley Manor, Village Green and Village Square, along with unamortized acquisition fees and property purchase costs, which totaled $1,068,948 and $1,066,955, which is net of an impairment loss of $726,642 related to Bartley Manor, as of June 30, 2005 and December 31, 2004, respectively, had been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                              Briar Crest I and II
                              --------------------

     On November 4, 2004, the Partnership's interests in Briar Crest I and Briar Crest II were sold to affiliates of the Local General Partner of the respective Local Partnerships. Cash proceeds received by the Partnership totaled $3,348,196. The sale resulted in net gain on disposition of investments in partnerships of $1,913,750 for financial statement purposes and $2,887,001 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, the Managing General Partner was paid a disposition fee of $88,899 related to the sale of the Partnership's interests in Briar Crest I and Briar Crest II. The fee was netted against the related gain on disposition of investment in partnerships.

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

                             June 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 15 and 17 Local Partnerships in which the Partnership was invested as of June 30, 2005 and 2004, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                 For the three months ended
                                                                          June 30,
                                               ---------------------------------------------------------
                                                         2005                            2004
                                               ---------------------------------------------------------
                                                 Equity                          Equity
                                                 Method       Suspended          Method       Suspended
                                               ----------     ----------       ----------     ----------
     Number of Local Partnerships                  6              9                10             7
                                                   =              =                ==             =

     Revenue:
       Rental                                  $  763,338     $3,319,474       $1,874,713     $2,418,386
       Other                                        5,049        147,641           44,201         87,412
                                               ----------     ----------       ----------     ----------

         Total revenue                            768,387      3,467,115        1,918,914      2,505,798
                                               ----------     ----------       ----------     ----------

     Expenses:
       Operating                                  529,627      2,182,749        1,270,875      1,456,759
       Interest                                    76,328        869,333          298,851        720,422
       Depreciation and amortization              130,781        561,566          276,342        446,256
                                               ----------     ----------       ----------     ----------

         Total expenses                           736,736      3,613,648        1,846,068      2,623,437
                                               ----------     ----------       ----------     ----------

     Net income (loss)                         $   31,651     $ (146,533)      $   72,846     $ (117,639)
                                               ==========     ==========       ==========     ==========

     Cash distributions                        $       --     $   80,026       $   59,900     $   97,445
                                               ==========     ==========       ==========     ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                         $       --     $       --       $   59,900     $       --
                                               ==========     ==========       ==========     ==========

     Cash distributions recorded
       as income                               $              $   80,026       $       --     $   97,445

     Partnership's share of Local
       Partnership net income                      30,759             --           70,564             --
                                               -------------------------       -------------------------

     Share of income from partnerships                $110,785                           $168,009
                                                      ========                           ========

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                               For the six months ended
                                                                       June 30,
                                              -----------------------------------------------------------
                                                        2005                             2004
                                              -------------------------        --------------------------
                                                Equity                          Equity
                                                Method       Suspended          Method         Suspended
                                               ----------    ----------       ----------       ----------
     Number of Local Partnerships                  6              9                10               7
                                                   =              =                ==               =

     Revenue:
       Rental                                  $1,530,431     $6,638,947       $3,757,508       $4,836,771
       Other                                       46,368        295,281          154,169          174,820
                                               ----------     ----------       ----------       ----------

         Total revenue                          1,576,799      6,934,228        3,911,677        5,011,591
                                               ----------     ----------       ----------       ----------

     Expenses:
       Operating                                1,088,039      4,365,498        2,565,779        2,913,517
       Interest                                   152,655      1,738,667          597,703        1,440,837
       Depreciation and amortization              261,561      1,123,133          552,681          892,513
                                               ----------     ----------       ----------       ----------

         Total expenses                         1,502,255      7,227,298        3,716,163        5,246,867
                                               ----------     ----------       ----------       ----------

     Net income (loss)                         $   74,544     $ (293,070)      $  195,514       $ (235,276)
                                               ==========     ==========       ==========       ==========

     Cash distributions                        $    9,304     $  142,528       $   69,992       $  172,765
                                               ==========     ==========       ==========       ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                         $    9,304     $       --       $   69,992       $       --
                                               ==========     ==========       ==========       ==========

     Cash distributions recorded
       as income                               $       --     $  142,528       $       --       $  172,765

     Partnership's share of Local
       Partnership net income                      72,988             --          190,958               --
                                               -------------------------       ---------------------------

     Share of income from partnerships                  $215,516                          $363,723
                                                        ========                          ========

     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of June 30, 2005 and 2004, the Partnership's share of cumulative losses to date for nine and seven of the fifteen and seventeen Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $10,610,097 and $9,990,185, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $58,749 and $121,362 for the three and six month periods ended June 30, 2005, respectively, and $52,386 and $99,653 for the three and six month periods ended June 30, 2004, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended June 30, 2005 and 2004, and $150,000 for each of the six month periods ended June 30, 2005 and 2004.

     In accordance with the terms of the Partnership Agreement, the Managing General Partner and/or its affiliates may receive a fee of not more than two percent  of the  sale  price  of an  investment  in a Local  Partnership  or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sale proceeds and making certain minimum distributions to limited partners. In January 2004, the Managing General Partner was paid a disposition fee of $233,958 related to the sale of the property owned by Walsh Park Associates on December 30, 2003. The fee was accrued at December 31, 2003, and was netted against the related gain on disposition of investments in partnerships at December 31, 2003. In August 2005, the Managing General Partner was paid a disposition fee of $50,000 related to the sales of Bartley Manor, Village Green and Village Square, which will be netted against the related gain on disposition of investments in partnerships.


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


5.   SUBSEQUENT EVENT

     On July 27, 2005, Bartley Manor, Village Green and Village Square were sold. See Note 2(c) Property Matters in Part I Item 1 for information regarding these sales.

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

     Four properties in which the Partnership is invested as of June 30, 2005, have Section 8 HAP contracts which, as extended, will expire before June 30, 2006. The Section 8 HAP contracts cover all or substantially all of the apartment units in all four of the properties. The following chart presents information concerning these four properties.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                                                       Units                Original           Renewed
                                                   Authorized for         Expiration of      Expiration of
                                  Number of       Rental Assistance         Section 8          Section 8
      Property                   Rental Units      Under Section 8        HAP Contract       HAP Contract
      --------                   ------------     -----------------       -------------      -------------
      Bartley Manor*                  70                 69                  07/31/98          05/31/06
      Villa Mirage I                  50                 50                  12/19/05 (1)
      Village Green*                  36                 36                  09/30/98          04/30/06
      Village Square*                 48                 48                  09/30/98          04/30/06
                                    ----               ----
           Total                     204                203
                                    ====               ====

     (1) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.

     (*)  Sold July 27, 2005.

     As of June 30, 2005, the carrying amount of the Partnership's investment in one Local Partnership with a Section 8 HAP contract expiring in the next 12 months and which was not sold on or before August 15, 2005, was $275,182.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $6,107,795 as of June 30, 2005, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 15, 2005, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of three nonrecourse purchase money notes having an aggregate principal balance of $5,175,000 plus aggregate accrued interest of $12,327,718 as of June 30, 2005, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of June 30, 2005, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

     The purchase money note related to Highland Manor, in the principal amount of $1,760,000, matured on January 1, 2004. Effective January 2, 2004, the Partnership's interest in Highland Manor was transferred to the noteholders.

     The purchase money notes related to the following properties have matured and are in default. Documents transferring the Partnership's interests in the related Local Partnerships have been placed in escrow, to be released to the noteholders upon their request. (As of August 15, 2005, the Partnership's interests had not yet been requested by, or released to, the noteholders.)

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 15 Local Partnerships in which the Partnership is invested as of June 30, 2005, the two Local Partnerships with associated purchase money notes which have matured and are in default, and for which documents transferring the Partnership's interests in the related local partnerships have been placed in escrow represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2005, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased during the six month period ended June 30, 2005, primarily due to operating expenses paid in cash.

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

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended June 30, 2005, increased from the corresponding period in 2004, primarily due to decreases in share of income from partnerships and gain from extinguishment of debt and an increase in professional fees, partially offset by an increase in interest revenue and decreases in general and administrative expenses and amortization of deferred costs. Share of income from partnerships decreased primarily due to higher operating expense at two properties and the cessation of income related to two properties in which the Partnership's interests were sold in 2004, partially offset by higher rental income and lower operating expenses at one property. The decrease in gain from extinguishment of debt relates to the transfer of the Partnership's interest in Highland Manor to the noteholder in 2004. Professional fees increased due to higher audit fees in 2005. Interest revenue increased due to higher cash and cash equivalent balances, and higher rates in 2005. General and administrative expenses decreased primarily due to lower reimbursed payroll costs. Amortization of deferred costs decreased due to the reclassification during 2004 of three investments to investment in partnership's held for sale or transfer.

     The Partnership recognized net loss for the six month period ended June 30, 2005, compared to net gain in the corresponding period in 2004, primarily due to decreases in share of income from partnerships and gain from extinguishment of debt and an increase in professional fees, partially offset by increased interest revenue and decreases in general and administrative expenses and amortization of deferred costs, all as discussed above. The decrease in additional gain on previous disposition of investment in partnership relates to the sale of Walsh Park in 2004.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2005, did not include losses of $172,525 and $317,124, respectively, compared to excluded losses of $67,909 and $261,984 for the three and six month periods ended June 30, 2004, respectively.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     As a subsequent event, on July 27, 2005, Bartley Manor, Village Green, and Village Square were sold. See Note 2(c) Property Matters in Part I Item 1 for information regarding these sales.

     No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2005.


Item 3. Controls and Procedures

     In July 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the July 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5. Other Information


     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2005, but not reported, whether or not otherwise required by this Form 10-QSB at June 30, 2005.

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


                                  CAPITAL REALTY INVESTORS-III LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




August 15, 2005                        by:  /s/ H. William Willoughby
---------------                             ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President,
                                              and Secretary