Form 10QSB
period 2005-09-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2005-11-14
CIK 722833

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


                For the quarterly period ended September 30, 2005


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

                                 (301) 468-9200


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No [X]


--------------------------------------------------------------------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005


                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - September 30, 2005 and December 31, 2004......................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2005
           and 2004........................................................  2

         Consolidated Statements of Cash Flows
           - for the nine months ended September 30, 2005 and 2004.........  3

         Notes to Consolidated Financial Statements
           - September 30, 2005 and 2004...................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  12

Item 3.  Controls and Procedures...........................................  17


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities...................................  18

Item 5.  Other Information.................................................  18

Item 6.  Exhibits..........................................................  19

Signature..................................................................  20

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2005           2004
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $  2,462,353    $  2,418,162
Investment in partnerships held for sale ..........................................           --         1,066,955
Investment in partnerships held in escrow .........................................      1,082,376       1,068,937
Cash and cash equivalents .........................................................      7,329,864       6,320,138
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $273,340 and $264,120, respectively ..........         95,455         104,674
Property purchase costs,
  net of accumulated amortization of $224,190 and $216,270, respectively ..........         92,603         100,523
Other assets ......................................................................          5,671             236
                                                                                      ------------    ------------

      Total assets ................................................................   $ 11,068,322    $ 11,079,625
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  5,294,544    $  5,294,544
Accrued interest payable ..........................................................     12,379,181      12,048,871
Accounts payable and accrued expenses .............................................        126,205         163,689
                                                                                      ------------    ------------

      Total liabilities ...........................................................     17,799,930      17,507,104
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (18,071,002)    (18,071,002)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (42,507,173)    (42,203,044)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (6,731,608)     (6,427,479)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 11,068,322    $ 11,079,625
                                                                                      ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                     For the three months ended      For the nine months ended
                                                             September 30,                  September 30,
                                                    ----------------------------    ----------------------------
                                                        2005            2004            2005            2004
                                                    ------------    ------------    ------------    ------------
Share of income from partnerships ...............   $    215,515    $    184,901    $    431,030    $    548,624
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................         54,310          15,456         125,706          34,542
    Gain from extinguishment of debt ............           --              --              --         3,625,416
                                                    ------------    ------------    ------------    ------------

                                                          54,310          15,456         125,706       3,659,958
                                                    ------------    ------------    ------------    ------------

  Expenses:
    Interest ....................................        156,412         156,412         469,235         469,235
    Management fee ..............................         75,000          75,000         225,000         225,000
    General and administrative ..................         66,754          74,111         204,999         228,066
    Professional fees ...........................         36,125          33,622         108,375         100,122
    Amortization of deferred costs ..............          5,713           6,456          17,140          19,368
                                                    ------------    ------------    ------------    ------------

                                                         340,004         345,601       1,024,749       1,041,791
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (285,694)       (330,145)       (899,043)      2,618,167
                                                    ------------    ------------    ------------    ------------

(Loss) income before gain on disposition
  of investment in partnerships .................        (70,179)       (145,244)       (468,013)      3,166,791

Gain on disposition of investment in partnerships        163,884            --           163,884            --

Additional gain on previous disposition of
  investment in partnership .....................           --           144,435            --           166,270
                                                    ------------    ------------    ------------    ------------

Net income (loss) ...............................         93,705            (809)       (304,129)      3,333,061

Accumulated losses, beginning of period .........    (42,600,878)    (43,314,895)    (42,203,044)    (46,648,765)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(42,507,173)   $(43,315,704)   $(42,507,173)   $(43,315,704)
                                                    ============    ============    ============    ============


Net income (loss) allocated
  to General Partners (1.51%) ...................   $      1,415    $        (12)   $     (4,592)   $     50,329
                                                    ============    ============    ============    ============

Net income (loss) allocated
  to Initial and Special Limited Partners (1.49%)   $      1,396    $        (12)   $     (4,532)   $     49,663
                                                    ============    ============    ============    ============

Net income (loss) allocated
  to Additional Limited Partners (97%) ..........   $     90,894    $       (785)   $   (295,005)   $  3,233,069
                                                    ============    ============    ============    ============

Net income (loss) per unit of
  Additional Limited Partner Interest,
  based on 59,882 units outstanding .............   $       1.52    $      (0.01)   $      (4.93)   $      53.99
                                                    ============    ============    ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                              For the nine months ended
                                                                                     September 30,
                                                                             --------------------------
                                                                                 2005          2004
                                                                             -----------    -----------
Cash flows from operating activities:
  Net (loss) income ......................................................   $  (304,129)   $ 3,333,061

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships ....................................      (431,030)      (548,624)
    Gain from extinguishment of debt .....................................          --       (3,625,416)
    Gain on disposition of investment in partnerships ....................      (163,884)          --
    Additional gain on previous disposition of investment in partnership .          --         (166,270)
    Amortization of deferred costs .......................................        17,140         19,368

    Changes in assets and liabilities:
      Decrease in accrued interest receivable on advances to partnerships            109           --
      Increase in other assets ...........................................        (5,435)          (181)
      Increase in accrued interest payable ...............................       469,235        469,235
      Payment of purchase money note interest ............................      (138,925)      (122,474)
      (Decrease) increase in accounts payable and accrued expenses .......       (37,484)        21,357
                                                                             -----------    -----------

        Net cash used in operating activities ............................      (594,403)      (619,944)
                                                                             -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships .............................       382,703        520,766
  Proceeds from disposition of investment in partnerships ................     1,239,926           --
  Collection of sales proceeds receivable ................................          --        4,743,059
  Proceeds from previous disposition of investment in partnership ........          --          166,270
  Collection of loan to local managing general partner ...................        31,500           --
  Disposition fee paid to related party ..................................       (50,000)      (233,958)
                                                                             -----------    -----------

        Net cash provided by investing activities ........................     1,604,129      5,196,137
                                                                             -----------    -----------

Cash flows from financing activities:
  Distribution to Limited Partners .......................................          --       (2,275,516)
                                                                             -----------    -----------

Net increase in cash and cash equivalents ................................     1,009,726      2,300,677

Cash and cash equivalents, beginning of period ...........................     6,320,138      3,922,235
                                                                             -----------    -----------

Cash and cash equivalents, end of period .................................   $ 7,329,864    $ 6,222,912
                                                                             ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of September 30, 2005, and the results of its operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the interim periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Local Partnerships in which the Partnership invested were formed by individuals or entities unrelated to the Partnership or its affiliates. The Partnership purchased limited partner interests in existing, operating partnerships with unaffiliated managing general partners. An affiliate of the Managing General Partner also purchased a general partner interest in the majority of the Local Partnerships. Neither the Partnership nor the affiliate of the Managing General Partner received development fees at or near the time of investment. The
Managing General Partner has evaluated the Local Partnerships in which the Partnership is invested and has determined that the equity holders as a group held sufficient equity at risk in the operating Local Partnerships and the equity investors have the characteristics of controlling financial interest in accordance with the provisions of FIN 46-R. The Managing General Partner has therefore determined that the investments in Local Partnerships are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of three nonrecourse purchase money notes having an aggregate principal balance of $5,175,000 plus aggregate accrued interest of $12,345,205 as of September 30, 2005, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of September 30, 2005, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money note related to Highland Manor Limited (Highland Manor), in the principal amount of $1,760,000, matured on January 1, 2004. Effective January 2, 2004, the Partnership's interest in Highland Manor was transferred to the noteholders.

     The purchase money notes related to the following properties have matured and are in default. Documents transferring the Partnership's interests in the related Local Partnerships have been placed in escrow, to be released to the noteholders upon their request after obtaining U. S. Department of Housing and Urban Development (HUD) consent. (As of November 14, 2005, the Partnership's interests had not yet been requested by, or released to, the noteholders.)


                                                   Accrued Interest
                                                         as of             Original      Extended
     Property                      Principal       September 30, 2005      Maturity      Maturity
     --------                     -----------      ------------------      --------      --------
     Heritage Estates I           $2,600,000           $6,158,963          01/01/99      01/01/04
     Heritage Estates II           1,800,000            3,886,277          01/01/99      01/01/04



     The remaining purchase money note related to Victorian Towers Associates (Victorian Towers) was extended to mature in 2007. As of September 30, 2005, principal and accrued interest balances were $775,000 and $2,299,965, respectively.

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

                           September 30, 2005 and 2004

                                   (Unaudited)


2. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off the Victorian Towers purchase money note at a discounted price, extending the due date of the Victorian Towers purchase money note or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down the Victorian Towers purchase money note obligation. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff of the Victorian Towers note, in the event that it remains unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 12 Local Partnerships in which the Partnership is invested as of September 30, 2005, the two Local Partnerships with associated purchase money notes which have matured and are in default, and for which documents transferring the Partnership's interests in the related local partnerships have been placed in escrow, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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


     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's remaining debt obligation and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2005, was $156,412 and $469,235, respectively, and $156,412 and $469,235 for the three and nine month periods ended September 30, 2004, respectively. The accrued interest payable on the purchase money notes of $12,345,205 and $12,014,895 as of September 30, 2005 and December 31, 2004, respectively, is due upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

     The Partnership defaulted on its purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of November 14, 2005, principal and accrued interest of $2,600,000 and $6,201,390 respectively, for Heritage Estates I, and $1,800,000 and $3,914,560, respectively, for Heritage Estates II, were due.

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

     Due to the impending transfer of the Partnership's interests in Heritage Estates I and Heritage Estates II to the noteholders, the Partnership's basis in the Local Partnerships, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,082,376 and $1,068,937 as of September 30, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets. As of November 14, 2005, the Partnership's interests had not yet been requested by, or released to, the noteholders.

                                 Highland Manor
                                 --------------

     The Partnership and the holders of the purchase money notes (in the original principal amount of $1,760,000) related to Highland Manor extended the maturity date thereof from January 1, 1999 to January 1, 2004. Effective January 2, 2004, the Partnership's interest in Highland Manor was transferred to the noteholders. The transfer of the Partnership's interest to the noteholders resulted in total gain from extinguishment of debt of $3,625,416 for financial statement purposes in 2004, and in a total gain of $3,842,001 for federal income tax purposes in 2004.

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers on January 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. Subsequent thereto, the parties extended the maturity date to January 1, 2004. In June 2003, the Managing General Partner and the purchase money noteholder agreed to further extend the maturity date of the purchase money note related to Victorian Towers to January 1, 2007, and to reduce its interest rate effective as of January 1, 2003. At the time of the agreement, the Partnership made a $125,000 payment to the purchase money noteholder to be applied to the purchase money note principal.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Advance to Local Partnership
     ----------------------------

     In December 2004, the Partnership advanced $31,500 to Village Square Limited (Village Square) to provide the Local Partnership with funds required to correct code violations at the property. In July 2005, the advance was repaid to the Partnership. The amount is included in investments in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2004.

c.   Property matters
     ----------------

                Bartley Manor, Village Green, and Village Square
                ------------------------------------------------

     On July 26, 2005, the properties related to Bartley Manor Limited Partnership (Bartley Manor), Village Green of Wisconsin Ltd. Partnership (Village Green) and Village Square were sold. The sales resulted in net gain on disposition of investments in partnerships of $163,884 for financial statement purposes and $1,308,902 for federal income tax purpose in 2005. In accordance with the terms of the Partnership Agreement, in August 2005, the Managing General Partner was paid a disposition fee of $50,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

     The Partnership's basis in the Bartley Manor, Village Green and Village Square, along with unamortized acquisition fees and property purchase costs, totaling $1,066,955, which is net of an impairment loss of $726,642 related to Bartley Manor, at December 31, 2004 was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

                              Briar Crest I and II
                              --------------------

     On November 4, 2004, the Partnership's interests in Briar Crest Apartments I (Briar Crest I) and Briar Crest Apartments II (Briar Crest II) were sold to affiliates of the Local General Partner of the respective Local Partnerships. Cash proceeds received by the Partnership totaled $3,348,196. The sale resulted in net gain on disposition of investments in partnerships of $1,913,750 for financial statement purposes and $2,887,001 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, the Managing General Partner was paid a disposition fee of $88,899 related to the sale of the Partnership's interests in Briar Crest I and Briar Crest II. The fee was netted against the related gain on disposition of investment in partnerships.

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

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the twelve and seventeen Local Partnerships in which the Partnership was invested as of September 30, 2005 and 2004, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                               For the three months ended
                                                                      September 30,
                                               ---------------------------------------------------------
                                                         2005                            2004
                                               ---------------------------------------------------------
                                                 Equity                          Equity
                                                 Method       Suspended          Method       Suspended
                                               ----------     ----------       ----------     ----------
     Number of Local Partnerships                  3              9                9              8
                                                   =              =                =              =

     Revenue:
       Rental                                  $  529,769     $3,265,113       $1,547,849     $2,729,835
       Other                                       51,729        200,831           94,610         99,241
                                               ----------     ----------       ----------     ----------

         Total revenue                            581,498      3,465,944        1,642,459      2,829,076
                                               ----------     ----------       ----------     ----------

     Expenses:
       Operating                                  377,465      2,001,834        1,137,987      1,851,594
       Interest                                    81,382        869,333          278,600        766,234
       Depreciation and amortization               89,579        561,566          232,122        490,471
                                               ----------     ----------       ----------     ----------

         Total expenses                           548,426      3,432,733        1,648,709      3,108,299
                                               ----------     ----------       ----------     ----------

     Net income (loss)                         $   33,072     $   33,211       $   (6,250)    $ (279,223)
                                               ==========     ==========       ==========     ==========

     Cash distributions                        $   37,183     $  193,689       $  151,751     $  126,258
                                               ==========     ==========       ==========     ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                         $   37,183     $       --       $   21,941     $       --
                                               ==========     ==========       ==========     ==========

     Cash distributions recorded
       as income                               $       --     $  193,689       $  129,810     $  126,258

     Partnership's share of Local
       Partnership net income (loss)               32,185      (10,359)            (4,433)     (66,734)
                                               -----------------------         -----------------------

     Share of income from partnerships                $215,515                         $184,901
                                                      ========                         ========

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                For the nine months ended
                                                                       September 30,
                                               ----------------------------------------------------------
                                                         2005                            2004
                                               ------------------------        --------------------------
                                                 Equity                          Equity
                                                 Method        Suspended         Method         Suspended
                                               ----------     -----------      ----------       ----------
     Number of Local Partnerships                  3              9                9                8
                                                   =              =                =                =

     Revenue:
       Rental                                  $1,583,794     $ 9,904,060      $4,661,383       $8,210,580
       Other                                       85,719         496,112         279,079          294,885
                                               ----------     -----------      ----------       ----------

         Total revenue                          1,669,513      10,400,172       4,940,462        8,505,465
                                               ----------     -----------      ----------       ----------

     Expenses:
       Operating                                1,059,480       6,367,332       3,271,850        5,197,027
       Interest                                   244,147       2,608,000         835,796        2,298,702
       Depreciation and amortization              268,737       1,684,699         696,373        1,471,414
                                               ----------     -----------      ----------       ----------

         Total expenses                         1,572,364      10,660,031       4,804,019        8,967,143
                                               ----------     -----------      ----------       ----------

     Net income (loss)                         $   97,149     $  (259,859)     $  136,443       $ (461,678)
                                               ==========     ===========      ==========       ==========

     Cash distributions                        $   37,183     $   345,520      $  221,742       $  299,024
                                               ==========     ===========      ==========       ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                         $   37,183     $        --      $   91,932       $       --
                                               ==========     ===========      ==========       ==========

     Cash distributions recorded
       as income                               $       --     $   336,217      $  129,810       $  299,024

     Partnership's share of Local
       Partnership net income (loss)               94,813            --           134,759        (14,969)
                                               ------------------------        -------------------------

     Share of income from partnerships                 $431,030                         $548,624
                                                       ========                         ========

     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of September 30, 2005 and 2004, the Partnership's share of cumulative losses to date for nine and eight of the twelve and seventeen Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $10,576,765 and $10,198,162, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $52,082 and $173,444 for the three and nine month periods ended September 30, 2005, respectively, and $34,614 and $134,267 for the three and nine month periods ended September 30, 2004, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended September 30, 2005 and 2004, and $225,000 for each of the nine month periods ended September 30, 2005 and 2004.

     In accordance with the terms of the Partnership Agreement, the Managing General Partner and/or its affiliates may receive a fee of not more than two percent  of the  sale  price  of an  investment  in a Local  Partnership  or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sale proceeds and making certain minimum distributions to limited partners. In January 2004, the Managing General Partner was paid a disposition fee of $233,958 related to the sale of the property owned by Walsh Park Associates on December 30, 2003. The fee was accrued at December 31, 2003, and was netted against the related gain on disposition of investments in partnerships at December 31, 2003. In November 2004, the Managing General Partner was paid a disposition fee of $88,899 related to the sale of the Partnership's interests in Briar Crest I and Briar Crest II. The fee was netted against the related gain on disposition of investment in partnerships. In August 2005, the Managing General Partner was paid a disposition fee of $50,000 related to the sales of Bartley Manor, Village Green and Village Square, which was netted against the related gain on disposition of investments in partnerships.


4.   CASH DISTRIBUTIONS

     On February 26, 2004, the Partnership made a cash distribution of $2,275,516 ($38 per Unit) to Additional Limited Partners who were holders of record as of January 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Walsh Park. On December 15, 2004, the Partnership made a cash distribution of $3,053,982 ($51 per unit) to Additional Limited Partners who were holders of record as of November 1, 2004, and a cash distribution of $40,744 to the General Partners and Initial and Special Limited Partners. The distribution consisted of cash resources accumulated from operations and distributions from Local Partnerships, and of proceeds received from the sale of the Partnership's interests in Briar Crest I and Briar Crest
II. The Managing General Partner has approved a cash distribution of $1,197,640 ($20 per Unit) to holders of record as of November 1, 2005. The distribution will consist of proceeds received from the sale of the properties related to Bartley Manor, Village Green and Village Square.

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

     On November 4, 2005, the Managing General Partner filed a Preliminary Proxy Statement under Section 14(a) of the Securities Exchange Act of 1934 seeking the consent of the Limited Partners to liquidate the assets of the Partnership and dissolve it, as well as to amend the Partnership Agreement to permit certain fees related to the liquidation. In the absence of comments on the Proxy Statement by the SEC, the Managing General Partner expects to mail a Definitive Proxy Statement to Limited Partners by the end of November 2005.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Local Partnerships in which the Partnership invested were formed by individuals or entities unrelated to the Partnership or its affiliates. The Partnership purchased limited partner interests in existing, operating partnerships with unaffiliated managing general partners. An affiliate of the Managing General Partner also purchased a general partner interest in the majority of the Local Partnerships. Neither the Partnership nor the affiliate of the Managing General Partner received development fees at or near the time of investment. The
Managing General Partner has evaluated the Local Partnerships in which the Partnership is invested and has determined that the equity holders as a group held sufficient equity at risk in the operating Local Partnerships and the equity investors have the characteristics of controlling financial interest in accordance with the provisions of FIN 46-R. The Managing General Partner has therefore determined that the investments in Local Partnerships are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     Villa Mirage I has a Section 8 HAP contract which expires December 19, 2005. The Section 8 HAP contract covers all of the apartment units in Villa Mirage. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at expiration.

     As of September 30, 2005, the carrying amount of the Partnership's investment in one Local Partnership with a Section 8 HAP contract expiring in the next 12 months was $260,093.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $7,329,864 as of September 30, 2005, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 14, 2005, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of three nonrecourse purchase money notes having an aggregate principal balance of $5,175,000 plus aggregate accrued interest of $12,345,205 as of September 30, 2005, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity. The principal and accrued interest amounts due to local general partners of $119,544 and $33,976, respectively, as of September 30, 2005, will be paid upon the occurrence of certain specific events as outlined in the respective Local Partnership's partnership agreement.

     The purchase money note related to Highland Manor Limited (Highland Manor), in the principal amount of $1,760,000, matured on January 1, 2004. Effective January 2, 2004, the Partnership's interest in Highland Manor was transferred to the noteholders.

     The purchase money notes related to the following properties have matured and are in default. Documents transferring the Partnership's interests in the related Local Partnerships have been placed in escrow, to be released to the noteholders upon their request after obtaining HUD consent. (As of November 14, 2005, the Partnership's interests had not yet been requested by, or released to, the noteholders.)

                                              Accrued Interest
                                                    as of             Original      Extended
     Property                 Principal       September 30, 2005      Maturity      Maturity
     --------                -----------      ------------------      --------      --------
     Heritage Estates I      $2,600,000           $6,158,963          01/01/99      01/01/04
     Heritage Estates II      1,800,000            3,886,277          01/01/99      01/01/04

                                      -14-

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The remaining purchase money note related to Victorian Towers Associates (Victorian Towers) was extended to mature in 2007. As of September 30, 2005, principal and accrued interest balances were $775,000 and $2,299,965, respectively.

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off the Victorian Towers purchase money note at a discounted price, extending the due date of the Victorian Towers purchase money note or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down the Victorian Towers purchase money note obligation. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff of the Victorian Towers note, in the event that it remains unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 12 Local Partnerships in which the Partnership is invested as of September 30, 2005, the two Local Partnerships with associated purchase money notes which have matured and are in default, and for which documents transferring the Partnership's interests in the related local partnerships have been placed in escrow represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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


     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's remaining debt obligation and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     On November 4, 2005, the Managing General Partner filed a Preliminary Proxy Statement under Section 14(a) of the Securities Exchange Act of 1934 seeking the consent of the Limited Partners to liquidate the assets of the Partnership and dissolve it, as well as to amend the Partnership Agreement to permit certain fees related to the liquidation. In the absence of comments on the Proxy Statement by the SEC, the Managing General Partner expects to mail a Definitive Proxy Statement to Limited Partners by the end of November 2005.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2005, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents increased $1,009,726 during the nine month period ended September 30, 2005, primarily due to proceeds received from disposition of investment in partnerships.

         On February 26, 2004, the Partnership made a cash distribution of $2,275,516 ($38 per Unit) to Additional Limited Partners who were holders of record as of January 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Walsh Park Associates (Walsh Park). On December 15, 2004, the Partnership made a cash distribution of $3,053,982 ($51 per unit) to Additional Limited Partners who were holders of record as of November 1, 2004, and a cash distribution of $40,744 to the General Partners and Initial and Special Limited Partners. The distribution consisted of cash resources accumulated from operations and distributions from Local Partnerships, and of proceeds received from the sale of the Partnership's interests in Briar Crest Apartments I (Briar Crest I) and Briar Crest Apartments II (Briar Crest
II). The Managing General Partner has approved a cash distribution of $1,197,640 ($20 per Unit) to holders of record as of November 1, 2005. The distribution will consist of proceeds received from the sale of the properties related to Bartley Manor, Village Green and Village Square.

                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three month period ended September 30, 2005, compared to net loss in the corresponding period in 2004, primarily due to gain on disposition of investment in partnerships related to the sale of Bartley Manor Limited Partnership (Bartley Manor), Village Green of Wisconsin Ltd. (Village Green) and Village Square Limited (Village Square) in July 2005, increases in share of income from partnerships and interest revenue and decreases in general and administrative expenses and amortization of deferred costs, partially offset by an increase in professional fees and a decrease in additional gain on previous disposition of investment in partnership, related to the sale of Walsh Park. Share of income from partnerships increased primarily due to higher other income and lower operating expenses at one property and an increase in cash distributions recorded as income from one property, partially offset by a reduction in the cash distribution in excess of basis recorded at one property and the cessation of

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


income related to two properties in which the Partnership's interests were sold in 2004 and three properties which were sold in 2005. Interest revenue increased due to higher cash and cash equivalent balances, and higher rates in 2005. General and administrative expenses decreased primarily due to lower reimbursed payroll costs. Amortization of deferred costs decreased due to the sale of Bartley Manor, Village Green and Village Square. Professional fees increased due to higher audit fees in 2005.

     The Partnership recognized net loss for the nine month period ended September 30, 2005, compared to net income in the corresponding period in 2004, primarily due to a decrease in gain from extinguishment of debt related to the transfer of the Partnership's interest in Highland Manor Limited (Highland Manor) to the noteholder in 2004, and a decrease in additional gain on previous disposition of investment in partnership related to the sale of Walsh Park. Contributing to net loss was a decrease in share of income from partnerships primarily due to the sale of the Partnership's interest in two properties in 2004 and the sale of the three properties in 2005. Professional fees increased due to higher audit fees in 2005. Offsetting net loss were increases in interest revenue and gain on disposition of investment in partnerships and decreases in general and administrative expenses and amortization of deferred costs, all as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2005, did not include losses of $0 and $297,757, respectively, compared to excluded losses of $222,613 and $484,597 for the three and nine month periods ended September 30, 2004, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2005.


Item 3. Controls and Procedures

     In October 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures - Continued


addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5. Other Information


     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2005, but not reported, whether or not otherwise required by this Form 10-QSB at September 30, 2005.

     There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

     On November 4, 2005, the Managing General Partner filed a Preliminary Proxy Statement under Section 14(a) of the Securities Exchange Act of 1934 seeking the consent of the Limited Partners to liquidate the assets of the Partnership and dissolve it, as well as to amend the Partnership Agreement to permit certain fees related to the liquidation. In the absence of comments on the Proxy Statement by the SEC, the Managing General Partner expects to mail a Definitive Proxy Statement to Limited Partners by the end of November 2005.

                               Cash Distributions
                               ------------------

     On February 26, 2004, the Partnership made a cash distribution of $2,275,516 ($38 per Unit) to Additional Limited Partners who were holders of record as of January 1, 2004. The distribution was a result of proceeds from the sale of Walsh Park. On December 15, 2004, the Partnership made a cash distribution of $3,053,982 ($51 per unit) to Additional Limited Partners who were holders of record as of November 1, 2004, and a cash distribution of $40,744 to the General Partners and Initial .and Special Limited Partners. The distribution consisted of cash resources accumulated from operations and distributions from Local Partnerships, and of proceeds received from the sale of the Partnership's interests in Briar Crest I and Briar Crest II. The Managing General Partner has approved a cash distribution of $1,197,640 ($20 per Unit) to holders of record as of November 1, 2005. The distribution will consist of proceeds received from the sale of the properties related to Bartley Manor, Village Green and Village Square.

Part I. OTHER INFORMATION
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


                                  CAPITAL REALTY INVESTORS-III LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




November 14, 2005                       by:  /s/ H. William Willoughby
-----------------                           ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President, Secretary,
                                              Principal Financial Officer,
                                              and Principal Accounting Officer