Form 10KSB
period 2005-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2006-03-31
CIK 722833

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

                   For the fiscal year ended December 31, 2005


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

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $643,196.

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

--------------------------------------------------------------------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                        2005 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS





                                                                         Page

                                     PART I

Item 1.   Business....................................................... I-1
Item 2.   Properties..................................................... I-4
Item 3.   Legal Proceedings.............................................. I-4
Item 4.   Submission of Matters to a Vote of Security Holders............ I-4


                                     PART II

Item 5.   Market for the Registrant's Partnership Interests
            and Related Partnership Matters ............................. II-1
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................... II-2
Item 7.   Financial Statements........................................... II-8
Item 8.   Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure....................... II-8
Item 8A.  Controls and Procedures........................................ II-8
Item 8B.  Other Information.............................................. II-9



                                    PART III

Item 9.   Directors and Executive Officers of the Registrant............. III-1
Item 10.  Executive Compensation......................................... III-1
Item 11.  Security Ownership of Certain Beneficial Owners and Management. III-2
Item 12.  Certain Relationships and Related Transactions................. III-3
Item 13.  Exhibits....................................................... III-3
Item 14.  Principal Accountant Fees and Services......................... III-4

Signatures............................................................... III-5

Report of Independent Registered Public Accounting Firm.................. III-6

Financial Statements..................................................... III-7

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

     Capital Realty Investors-III Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983. On November 7, 1983, the Partnership commenced offering 60,000 units of additional limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering in January 1984 when it became fully subscribed. As of December 31, 2005, 118 units of limited partner interest had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 37 Local Partnerships. As of December 31, 2005, the Partnership retained investments in 12 Local Partnerships. Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies and who generally remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. However, under certain circumstances, the Local Partnerships' partnership agreements permit removal of the local general partner and replacement with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 31 (eight remaining as of December 31,
2005)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. In another six (four remaining as of December 31, 2005) Local Partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the 12 Local Partnerships and the four intermediary partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     Although each of the Local Partnerships in which the Partnership invested owns an apartment complex that must compete in the marketplace for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of the dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership.

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2005, follows.


                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT (1)

                                                                                 Number         Units
                              Mortgage                                             of       Authorized for     Expiration
 Name and Location           Payable at         Financed and/or Insured          Rental       Low Income           of
of Apartment Complex        12/31/05 (2)        and/or Subsidized Under          Units        Subsidies       HAP Contract
--------------------        ------------    -------------------------------     --------    --------------    ------------
Arboretum Village           $11,870,981     Conventional                            308             0              --
 Lisle, IL

Heritage Estates I            2,110,318     Missouri Housing Development            228             0              --
 St. Louis, MO                               Agency (MHDA)/Section 221(d)
                                             (4) of the National Housing
                                             Act (NHA)

Heritage Estates II           1,770,092     MHDA/Section 221 (d)(4) of the          160             0              --
 St. Louis, MO                               NHA

Lakewood Apts.                  781,555     Rural Housing & Community                50            50           07/31/09 (3)
 Eufaula, AL                                 Development Services (RHCD)

Meadow Lanes Apts.            1,167,707     Michigan State Housing Develop-         118             0                 --
 Holland, MI                                 ment Authority/Section 236 of
                                             the NHA

Monterey/Hillcrest           13,772,111     Section 221(d)(4) of the NHA/FHA        300            60           04/23/24 (3)
 Waukesha, WI

Victorian Towers              4,538,567     New Jersey Housing and Mortgage         205            27           12/01/23
 Cape May, NJ                                 Finance Agency/Section 8

Villa Mirage I                1,735,630     California Housing Finance               50            50           12/19/06 (3)(4)
 Rancho Mirage, CA                            Agency (CHFA)/Section 8

Villa Mirage II               1,734,982     CHFA/Section 8                           48            48           12/14/15
 Rancho Mirage, CA

Village Squire I & II         8,065,536     Conventional                            377             0              --
 Canton, MI

Village Squire III            5,203,763     Conventional                            224             0              --
 Canton, MI

Windham Village               1,996,071     CHFA                                     50            44           10/30/15
 Santa Rosa, CA
                            -----------                                          ------          ----
Totals (12 Properties)      $54,747,313                                           2,118           279
                            ===========                                          ======          ====


                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

                                      SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                       IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                                   HAS AN INVESTMENT (1) - Continued


                                                                                         Average Effective Annual
                                            Units Occupied As                                 Rental Per Unit
                                        Percentage of Total Units                          for the Years Ended
                                           As of December 31,                                  December 31,
 Name and Location               -----------------------------------     -------------------------------------------------------
of Apartment Complex             2005    2004    2003   2002    2001       2005      2004         2003        2002        2001
--------------------             ----    ----    ----   ----    ----     -------   --------     --------    --------    --------
Arboretum Village                 93%     89%     93%    87%     88%     $ 9,425   $ 9,554      $ 9,498     $ 9,833     $ 9,883
 Lisle, IL

Heritage Estates I                95%    100%    100%   100%    100%       5,661     5,574        5,628       5,584       5,264
 St. Louis, MO

Heritage Estates II               95%    100%    100%   100%    100%       5,638     5,569        5,589       5,596       5,314
 St. Louis, MO

Lakewood Apts.                   100%    100%    100%   100%    100%       5,075     4,953        4,820       4,572       4,509
 Eufaula, AL

Meadow Lanes Apts.                96%     96%     96%    95%     92%       6,257     6,326        6,622       6,443       6,361
 Holland, MI

Monterey/Hillcrest                95%     97%     97%    96%     99%       8,461     8,490        8,826       9,023       8,954
 Waukesha, WI

Victorian Towers                  98%    100%     99%    98%     96%       7,067     6,970        6,711       6,391       6,533
 Cape May, NJ

Villa Mirage I                    98%     98%     98%    97%     99%      10,087    10,030        9,697       9,430       9,599
 Rancho Mirage, C

Villa Mirage II                  100%    100%    100%    99%     99%       9,960    10,011        9,657       9,603       9,612
 Rancho Mirage, CA

Village Squire I & II             91%     95%     93%    96%     96%       6,220     6,350        6,591       6,593       6,785
 Canton, MI

Village Squire III                85%     93%     88%    95%     90%       5,955     6,278        6,513       6,518       6,670
 Canton, MI

Windham Village                   99%     98%    100%   100%    100%      10,904    11,203       11,353      11,568      10,857
 Santa Rosa, CA
                                 ---     ---     ---    ---     ---      -------   -------      -------     -------     -------
Totals (12 Properties) (5)        95%     97%     97%    97%     97%     $ 7,559   $ 7,609      $ 7,625     $ 7,596     $ 7,528
                                 ===     ===     ===    ===     ===      =======   =======      =======     =======     =======


     (1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
     (2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2005.
     (3) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
     (4) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration in 2005.
     (5) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

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

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     On July 26, 2005, the properties related to Bartley Manor, Village Green and Village Square were sold. See the notes to consolidated financial statements for additional information concerning the sale.

     On February 8, 2006, the Partnership's interests in Heritage Estates I and Heritage Estates II were transferred to the purchase money noteholders. See the notes to consolidated financial statements for additional information concerning the sale.

     On March 1, 2006, the Partnership's interest in Arboretum Village was sold. See the notes to consolidated financial statements for additional information concerning the sale.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     On November 21, 2005, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to limited partners to solicit consents for approval of the following:

     (1) the sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution, and the amendment of the Partnership's Limited Partnership Agreement to permit the Managing General Partner, CRI, to be eligible to receive an increased property disposition fee from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests, to the extent that CRI markets and sells the Partnership's assets instead of such persons (a "Disposition Fee"); and

     (2) the amendment of the Partnership's Limited Partnership Agreement to permit CRI to be eligible to receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 48 months from the date the liquidation is approved [January 20, 2006], in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness (the "Partnership Liquidation Fee").

     The matters for which consent was solicited are collectively referred to as the "Liquidation."

                                     PART I
                                     ------


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Continued
        ---------------------------------------------------

     The record date for voting was November 1, 2005, and the final voting deadline was January 20, 2006. The Managing General Partner has received consent from a majority of Limited Partners for the liquidation of the Partnership. A tabulation of votes received by the voting deadline follows.

                                   FOR                     AGAINST                  ABSTAIN                  TOTAL
                           --------------------     --------------------     --------------------      -------------------
                           Units of                 Units of                 Units of                  Units of
                           limited                  limited                  limited                   limited
                           partner                  partner                  partner                   partner
Description                interest     Percent     interest     Percent     interest     Percent      Interest    Percent
-----------                --------     -------     --------     -------     --------     -------      --------    -------
Sale, dissolution
  and increased
  Disposition Fee           34,464       57.55%      1,778        2.97%         250        0.42%        36,492     60.94%

$500,000 Partnership
  Liquidation Fee           30,535       50.99%      5,087        8.49%         860        1.44%        36,482     60.92%


     There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

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

                            Registered Tender Offers
                            ------------------------

          On March 15, 2006, affiliates of MacKenzie, Patterson Fuller (Mackenzie) initiated a registered tender offer to purchase up to 12,000 of the outstanding Units in the Partnership at a price of $200 per Unit. The offer expires April 21, 2006. Mackenzie is not affiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Mackenzie and does not necessarily represent the fair market value of each Unit.

          In response to the Mackenzie registered tender offer, on March 23, 2006, the Managing General Partner filed a Schedule 14D-9. In that filing, the Managing General Partner recommended that Limited Partners reject the Mackenzie offer because it viewed the offer price as inadequate.

     (b) As of March 29, 2006 there were approximately 4,023 registered holders of Units in the Partnership.

     (c) On February 26, 2004, the Partnership made a cash distribution of $2,275,516 ($38 per Unit) to Additional Limited Partners who were holders of record as of January 1, 2004. The distribution consisted of proceeds from the sale of Walsh Park. On December 15, 2004, the Partnership made a cash distribution of $3,053,982 ($51 per unit) to Additional Limited Partners who were holders of record as of November 1, 2004, and a cash distribution of $40,744 to the General Partners and Initial and Special Limited Partners. The distribution consisted of cash resources accumulated from operations and distributions from Local Partnerships, and of proceeds received from the sale of the Partnership's interests in Briar Crest I and Briar Crest II. On
          December 6, 2005, the Partnership made a cash distribution of $1,197,640 ($20 per unit) to Additional Limited Partners who were holders of record as of August 31, 2005. The distribution consisted of proceeds received from the sales of the Partnership's interests in Bartley Manor, Village Green and Village Square.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in this annual report on Form 10-KSB at December 31, 2005. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for eight Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

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

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------


     Mark-to-Market (Mark-to-Market) implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the Mark-to-Market "Lite" program, which would not require a debt restructuring. In the remaining instances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate. The Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest would not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the Limited Partners, at this time. All properties, upon entering the Mark-to-Market program (excluding Mark-to-Market Lite), are required to enter into an agreement restricting the property's use as affordable housing for 30 years.

     Finally, under HUD's "Mark-up-to-Market"  program, properties with expiring
Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 HAP contract rents into line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined adjustment factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 HAP contracts not to convert these properties to market rate housing. In return for receiving market rate rents under Mark-up-to- Market, the property owner must enter into a five year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to-Market program will receive increased cash flow, as the limited dividend will be increased in an amount equal to the increase in gross rental revenues.

     There were no major changes in federal housing policy in 2005.

     Villa Mirage I has a Section 8 HAP contract which expires December 19, 2006. The Section 8 HAP contract covers all of the apartment units in Villa Mirage. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at expiration.

     As of December 31, 2005, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in 2006 was $142,694.

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

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2005, the Partnership had approximately 4,030 investors who held a total of 59,882 units of additional limited partner interest which were originally sold for the aggregate amount of $59,882,000. The Partnership originally made investments in 37 Local Partnerships, of which 12 remain at December 31, 2005. The Partnership's liquidity, with unrestricted cash resources of $6,066,404 as of December 31, 2005, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 31, 2006, there were no material commitments for capital expenditures.

     During 2005 and 2004, the Partnership received cash distributions of $445,206 and $661,508, respectively, from the Local Partnerships.

     The purchase money note related to Highland Manor, in the principal amount of $1,760,000, matured on January 1, 2004. Effective January 2, 2004, the Partnership's interest in Highland Manor was transferred to the noteholders.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of (as of December 31, 2005) three nonrecourse purchase money notes having an aggregate principal balance of $5,175,000, plus aggregate accrued interest of $12,502,256, as of December 31, 2005, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local
Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The purchase money notes related to the following properties have matured and are in default. Documents transferring the Partnership's interests in the related Local Partnerships had been placed in escrow, to be released to the noteholders upon their request after obtaining HUD consent. As of February 8, 2006, the Partnership's interests were released to the noteholders. See Note 2.a. for information concerning the transfer.]

                                           Accrued Interest
                                                 as of           Original    Extended
     Property                Principal     December 31, 2005     Maturity    Maturity
     --------               -----------    -----------------     --------    --------
     Heritage Estates I     $2,600,000        $6,246,455         01/01/99    01/01/04
     Heritage Estates II     1,800,000        $3,945,240         01/01/99    01/01/04


     The remaining purchase money note related to Victorian Towers Associates (Victorian Towers) was extended to January 1, 2007. As of December 31, 2005, principal and accrued interest balances were $775,000 and $2,310,561, respectively. The remaining purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in Victorian Towers. There is no assurance that the underlying property will have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest when due. If the purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in Victoria Towers. In the event that the purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in Victorian Towers.

     Included in due on investments in partnerships is $119,544 due to a previous owner related to Meadow Lanes at both December 31, 2005 and 2004; accrued interest payable thereon was $33,976 at both December 31, 2005 and 2004. These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

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

     The Partnership's inability to pay the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnership, does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in the Victorian Tower Local Partnership not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the maturing purchase money note exceeds the carrying amount of the investment in the related Local Partnership. Thus, even a complete loss of the Partnership's interest in this Local Partnership would not have a material adverse impact on the financial condition of the Partnership.

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off the Victorian Towers purchase money note at a discounted price, extending the due date of the Victorian Towers purchase money note or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down the Victorian Towers purchase money note obligation. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff of the Victorian Towers note, in the event that it remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in the related Local Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

     Of the 12 Local Partnerships in which the Partnership was invested as of December 31, 2005, the two Local Partnerships with associated purchase money notes which have matured and are in default as of December 31, 2005, and for which documents transferring the Partnership's interest in the related local partnerships had been placed in escrow and which were transferred to the noteholders as of February 8, 2006, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                             Percentage of Total        Partnership's Share of
         For the Year       Distributions Received           Income from
            Ended           from Local Partnerships       Local Partnerships
      -----------------     -----------------------     ---------------------

      December 31, 2005               32%                    $118,121
      December 31, 2004               21%                    $ 22,927


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

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------


     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2005, existing cash resources and net cash provided by investing activities were adequate to support net cash used in operating activities and financing activities. Cash and cash equivalents decreased $253,734 during 2005, primarily as a result of distributions to Additional Limited Partners in December 2005 and net cash used in operating activities, partially offset by sale proceeds received relating to Bartley Manor, Village Green and Village Square and the receipt of distributions from Local Partnerships. For the years ended December 31, 2005 and December 31, 2004, distributions of $445,206 and $661,508, respectively, were received from Local Partnerships. The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

     On February 26, 2004, the Partnership made a cash distribution of $2,275,516 ($38 per Unit) to Additional Limited Partners who were holders of record as of January 1, 2004. The distribution consisted of proceeds from the sale of Walsh Park. On December 15, 2004, the Partnership made a cash distribution of $3,053,982 ($51 per unit) to Additional Limited Partners who were holders of record as of November 1, 2004, and a cash distribution of $40,744 to the General Partners and Initial and Special Limited Partners. The distributions consisted of cash resources accumulated from operations and distributions from Local Partnerships, and of proceeds received from the sale of the Partnership's interests in Briar Crest I and Briar Crest II. On December 6, 2005, the Partnership made a cash distribution of $1,197,640 ($20 per unit) to Additional Limited Partners who were holders of record as of August 31, 2005. The distribution consisted of proceeds received from the sales of the Partnership's interests in Bartley Manor, Village Green and Village Square. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money note and related accrued interest, and for operating cash reserves. In March 2006, the Partnership's interest in Arboretum Village was sold. See Note 2.e.

                              Results of Operations
                              ---------------------

2005 Versus 2004
----------------

     The Partnership recognized net loss for the year ended December 31, 2005, compared to net income for the year ended December 31, 2004, primarily due to decreases in share of income from partnerships, gain from extinguishment of debt, related to the transfer of the Partnership's interest in Highland Manor to the noteholders in 2004, and gain on disposition of investment in partnerships and increases in interest expense, general and administrative expenses and professional fees, partially offset by an increase in interest revenue and a decrease in amortization of deferred cost. Share of income from partnerships decreased primarily due to a distribution received at one property in 2004, but not 2005, higher operating expense and depreciation and amortization expenses at one property, the sale of the Partnership's interest in two properties in 2004 and the sale of one property in 2005, partially offset by lower operating expenses at one property. General and administrative expenses increased primarily due to higher reimbursed payroll costs in 2005. Professional fees increased due to higher legal costs, related to the proxy, and higher audit fees in 2005. Interest revenue increased in 2005 due to higher cash and cash equivalent balances, and higher rates. Amortization of deferred costs decreased due to the sales of Bartley Manor, Village Green and Village Square.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2005 and 2004, did not include losses of $923,523 and $563,424, respectively. Distributions of $398,719 and $477,863, received from four and six Local Partnerships during 2005 and 2004, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     The combined rental revenues for the Partnership's remaining 12 properties for the five years ended December 31, 2005, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in 2005 and in prior years.


                                                     For the years ended December 31,
                           --------------------------------------------------------------------------------------
                              2005                  2004              2003              2002             2001
                           -----------          -----------       -----------        -----------      -----------
Combined Rental
  Revenue                  $15,281,544          $15,416,952       $15,601,806        $15,653,248      $15,617,849

Annual Percentage
  Increase (Decrease)                  (0.9)%              (1.2%)              (0.3%)            0.2%



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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In February 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns

                                     PART II
                                     -------


ITEM 8A. CONTROLS AND PROCEDURES - Continued
         -----------------------

can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION
         -----------------

     Effective May 7, 2005, the duties of the Principal Financial Officer and Principal Accounting Officer were assumed by the President of C.R.I., Inc. ("CRI"), the Managing General Partner of the Registrant, H. William Willoughby. Mr. Willoughby has held the office of President since January 1990 and has also served as a Director of CRI. He has no employment contract.

     On March 24, 2006, the Partnership filed a Current Report on Form 8-K dated March 23, 2006, to report that, in March, 2005, the Partnership's interest in Arboretum Village was sold, the Partnership is currently negotiating the sale of the properties related to Village Squire I & II and Village Squire III, and CRI is working with potential purchasers for the sales of Villa Mirage I and II and Windham Village properties.

     In February 2006, the Partnership's interests in Heritage Estate I and Heritage Estates II were transferred to the purchase money noteholders. In March 2006, the Partnership's interest in Arboretum Village was sold. See the notes to the consolidated financial statements for additional information concerning the transfers and the sale.

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

William B. Dockser, 69, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 59, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

                                      III-1

                                    PART III
                                    --------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at March 31, 2006.

                                                                % of Total
          Name and Address           Amount and Nature         Units Issued
          of Beneficial Owner     of Beneficial Ownership     and Outstanding
          -------------------     -----------------------     ---------------

          Equity Resource               12,221 Units               20.4%
            Investment, LLC
          44 Brattle Street
          Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 31, 2006, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

                                                                  % of Total
               Name of                   Amount and Nature       Units Issued
           Beneficial Owner           of Beneficial Ownership   and Outstanding
           -----------------          -----------------------   ---------------

           William B. Dockser                  None                 0.0%
           H. William Willoughby               None                 0.0%
           All Directors and Officers
             as a Group (2 persons)            None                 0.0%

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

          Exhibit No. 2 - Plan of acquisition, reorganization, arrangement, liquidation, or succession.

          a.   Definitive  Proxy   Statement.   (Incorporated  by  reference  to
               Registrant's Definitive Proxy Statement dated November 21, 2005.)

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

ITEM 13. EXHIBITS - Continued
         --------

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2005 and 2004, the Partnership retained Grant Thornton LLP to provide services as follows.

                             Year Ended December 31,
                           --------------------------
                             2005              2004
                           --------          --------

     Audit fees            $131,376          $115,000
     Audit-related fees          --                --
     Tax fees (1)            26,950            24,500
     All other fees              --                --
                           --------          --------
         Total billed      $158,326          $139,500
                           ========          ========


     (1) Preparation of Partnership federal and state tax returns.

     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2005 and 2004, which services it was determined did not compromise Grant Thornton LLP's independence.

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


                             CAPITAL REALTY INVESTORS-III
                               LIMITED PARTNERSHIP
                             ---------------------------------------------------
                             (Registrant)

                             by:  C.R.I., Inc.
                                  ----------------------------------------------
                                  Managing General Partner



March 31, 2006                    by:  /s/ William B. Dockser
--------------                         -----------------------------------------
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


March 31, 2006                    by:  /s/ H. William Willoughby
--------------                         -----------------------------------------
DATE                                   H. William Willoughby,
                                       Director, President, Secretary,
                                         Principal Financial Officer and
                                         Principal Account Officer



                                      III-5

Report of Independent Registered Public Accounting Firm

Partners
Capital Realty Investors-III Limited Partnership.

We have audited the accompanying consolidated balance sheets of Capital Realty Investors-III Limited Partnership (a Maryland limited partnership) (the Partnership) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income (loss) from these Local Partnerships constitutes $(119,029) of loss in 2005, and $168,915 of income in 2004, included in the Partnership's 2005 net loss and 2004 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits, and the reports of other auditors, provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-III Limited Partnership, as of December 31, 2005 and 2004, and the consolidated results of its operations, changes in partners' (deficit) capital, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Partnership has received limited partner approval of the Partnership's plan to sell all of the Partnership's assets and dissolve the Partnership pursuant to a Plan of Liquidation and Dissolution. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


                                                  rant Thornton LLP

Vienna, Virginia
March 31, 2006


                                      III-6

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                   December 31,
                                                                           ----------------------------
                                                                               2005            2004
                                                                           ------------    ------------
Investments in partnerships ............................................   $  2,435,672    $  2,418,162
Investment in partnerships held for sale or transfer ...................         94,947       1,066,955
Investment in partnerships held in escrow ..............................      1,043,041       1,068,937
Cash and cash equivalents ..............................................      6,066,404       6,320,138
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $108,273 and $264,120, respectively         36,175         104,674
Property purchase costs,
  net of accumulated amortization of $126,014 and $216,270, respectively         51,221         100,523
Sale proceeds receivable ...............................................         15,900            --
Other assets ...........................................................          6,060             236
                                                                           ------------    ------------

      Total assets .....................................................   $  9,749,420    $ 11,079,625
                                                                           ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships .....................................   $  5,294,544    $  5,294,544
Accrued interest payable ...............................................     12,536,232      12,048,871
Accounts payable and accrued expenses ..................................        177,565         163,689
                                                                           ------------    ------------

      Total liabilities ................................................     18,008,341      17,507,104
                                                                           ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid-in:
    General Partners ...................................................          2,000           2,000
    Limited Partners ...................................................     60,001,500      60,001,500
                                                                           ------------    ------------

                                                                             60,003,500      60,003,500

  Less:
    Accumulated distributions to partners ..............................    (19,268,642)    (18,071,002)
    Offering costs .....................................................     (6,156,933)     (6,156,933)
    Accumulated losses .................................................    (42,836,846)    (42,203,044)
                                                                           ------------    ------------

      Total partners' deficit ..........................................     (8,258,921)     (6,427,479)
                                                                           ------------    ------------

      Total liabilities and partners' deficit ..........................   $  9,749,420    $ 11,079,625
                                                                           ============    ============




                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-7

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 For the years ended
                                                                                     December 31,
                                                                              --------------------------
                                                                                  2005          2004
                                                                              -----------    -----------
Share of income from partnerships .........................................   $   454,923    $   734,942
                                                                              -----------    -----------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ......................................          --        3,625,416
    Interest ..............................................................       188,273         63,834
                                                                              -----------    -----------

                                                                                  188,273      3,689,250
                                                                              -----------    -----------

  Expenses:
    Interest ..............................................................       626,286        625,647
    Management fee ........................................................       300,000        300,000
    General and administrative ............................................       298,243        242,449
    Professional fees .....................................................       181,992        137,928
    Amortization of deferred costs ........................................        22,853         25,825
                                                                              -----------    -----------

                                                                                1,429,374      1,331,849
                                                                              -----------    -----------

      Total other revenue and expenses ....................................    (1,241,101)     2,357,401
                                                                              -----------    -----------

(Loss) income before gain on disposition of investment in partnerships
  and impairment loss .....................................................      (786,178)     3,092,343

Gain on disposition of investment in partnerships,
  net of disposition fees .................................................       152,376      2,080,020

Impairment loss ...........................................................          --         (726,642)
                                                                              -----------    -----------

Net (loss) income .........................................................   $  (633,802)   $ 4,445,721
                                                                              ===========    ===========


Net (loss) income allocated to General Partners (1.51%) ...................   $    (9,570)   $    67,130
                                                                              ===========    ===========

Net (loss) income allocated to Initial and Special Limited Partners (1.49%)   $    (9,444)   $    66,241
                                                                              ===========    ===========

Net (loss) income allocated to Additional Limited Partners (97%) ..........   $  (614,788)   $ 4,312,350
                                                                              ===========    ===========

Net (loss) income per unit of Additional Limited Partner Interest,
  based on 59,882 units outstanding .......................................   $    (10.27)   $     72.01
                                                                              ===========    ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-8

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                                  Initial and
                                                                    Special          Additional
                                                   General          Limited           Limited
                                                   Partners         Partners          Partners            Total
                                                  ----------      -----------       ------------       -----------
Partner's deficit, January 1, 2004                $(810,661)      $(800,529)        $(3,891,768)       $(5,502,958)

  Net income                                         67,130          66,241           4,312,350          4,445,721

  Distribution to General Partners
    and Initial and Special Limited Partners        (20,508)        (20,236)                 --            (40,744)

  Distribution of $89.00 per unit
    of Additional Limited Partner Interest               --              --          (5,329,498)        (5,329,498)
                                                  ---------       ---------         -----------        -----------


Partner's deficit, December 31, 2004               (764,039)       (754,524)         (4,908,916)        (6,427,479)
                                                  ---------       ---------         -----------        -----------

  Net loss                                           (9,570)         (9,444)           (614,788)          (633,802)

  Distribution of $20.00 per unit
    of Additional Limited Partner Interest               --              --          (1,197,640)        (1,197,640)
                                                  ---------       ---------         -----------        -----------

Partners' deficit, December 31, 2005              $(773,609)      $(763,968)        $(6,721,344)       $(8,258,921)
                                                  =========       =========         ===========        ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-9

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the years ended
                                                                                       December 31,
                                                                               --------------------------
                                                                                  2005           2004
                                                                               -----------    -----------
Cash flows from operating activities:
  Net (loss) income ........................................................   $  (633,802)   $ 4,445,721

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships ......................................      (454,923)      (734,942)
    Amortization of deferred costs .........................................        22,853         25,825
    Gain from extinguishment of debt .......................................          --       (3,625,416)
    Gain on disposition of investment in partnerships,
      net of disposition fees ..............................................      (152,376)    (2,080,020)
    Impairment loss ........................................................          --          726,642

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships ..           109           (114)
      (Increase) decrease in other assets ..................................        (5,824)          (183)
      Increase in accrued interest payable .................................       626,286        625,647
      Payment of purchase money note interest ..............................      (138,925)      (190,038)
      Increase in accounts payable and accrued expenses ....................        13,876         10,347
                                                                               -----------    -----------

        Net cash used in operating activities ..............................      (722,726)      (796,531)
                                                                               -----------    -----------

Cash flows from investing activities:
     Receipt of distributions from partnerships ............................       445,206        661,508
     Collection of sales proceeds receivable ...............................          --        4,743,059
     Proceeds from disposition of investment in partnerships ...............     1,239,926      3,348,196
     Disposition fees paid to related party ................................       (50,000)      (322,857)
     Additional sales proceeds .............................................          --          166,270
     Advance to Local Partnership ..........................................          --          (31,500)
     Collection of advance to Local Partnership ............................        31,500           --
                                                                               -----------    -----------

        Net cash provided by investing activities ..........................     1,666,632      8,564,676
                                                                               -----------    -----------


Cash flows from financing activities:
  Distributions to General Partners and Initial and Special Limited Partners          --          (40,744)
  Distributions to Additional Limited Partners .............................    (1,197,640)    (5,329,498)
                                                                               -----------    -----------

        Net cash used in financing activities ..............................    (1,197,640)    (5,370,242)
                                                                               -----------    -----------


Net (decrease) increase in cash and cash equivalents .......................      (253,734)     2,397,903

Cash and cash equivalents, beginning of year ...............................     6,320,138      3,922,235
                                                                               -----------    -----------

Cash and cash equivalents, end of year .....................................   $ 6,066,404    $ 6,320,138
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

                                     III-10

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-III Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983, and shall continue until December 31, 2037, unless sooner dissolved in accordance with the terms of the Partnership Agreement. (See
     Note 1.m., below, for discussion of the Partnership's Plan of Liquidation and Dissolution.) The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted apartment properties, which provide housing principally to the elderly or to individuals and families of low or moderate income, or conventionally financed apartment properties, located throughout the United States.

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

          The Partnership sold 60,000 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated in January 1984. As of December 31, 2005, 118 units of limited partner interest had been abandoned.

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

     d.   Investments in partnerships
          ---------------------------

          The investments in Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships or intermediary partnerships. Under this method, the carrying amount of the investments in Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2005 and 2004, the Partnership's share of cumulative losses of nine and nine of the Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $11,244,422 and $10,320,899, respectively. Since the Partnership has no further obligation


                                     III-11

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements. Distributions of $398,719 and $477,863, received from four and six Local Partnerships during 2005 and 2004, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

     e.   Investment in partnerships held for sale or transfer
          ----------------------------------------------------

          Due to the possible sale of the properties related to Village Squire Apartments (Village Squire I & II) and Village Squire Apartments III (Village Squire III), as further discussed in Note 2.a., the Partnership's investment in these Local Partnerships was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2005. Due to the 2006 sale of the property related to Arboretum Villages Limited Partnership (Arboretum Village), the Partnership's investment in the Local Partnership was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2005. The Partnership's investment in the Bartley Manor Limited Partnership (Bartley Manor), Village Green of Wisconsin Limited Partnership (Village Green) and Village Square Limited (Village Square) properties, as further discussed in Note 2.a., were reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2004. Assets held for sale or transfer are not recorded in excess of their estimated net realizable value.

     f.   Investment in partnerships held in escrow
          -----------------------------------------

          During April 2003, documents transferring the Partnership's interest in Heritage Estates I and Heritage Estates II to the noteholders were placed in escrow, as further discussed in Note 2.a. Accordingly, the Partnership's investment in this Local Partnership was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets at December 31, 2005 and 2004. The interests were transferred to the assignees effective February 8, 2006. Assets held in escrow are not recorded in excess of their estimated net realizable value.

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

     j.   Use of estimates
          -----------------

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

     k.   Fair value of financial instruments
          -----------------------------------

          The consolidated financial statements include estimated fair value information as of December 31, 2005, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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

     m.   Definitive Proxy Statement
          --------------------------

          On November 21, 2005, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to limited partners to solicit consents for approval of the following:

     (1) the sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution, and the amendment of the Partnership's Limited Partnership Agreement to permit the Managing General Partner, CRI, to be eligible to receive an increased property disposition fee from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests, to the extent that CRI markets and sells the Partnership's assets instead of such persons (a "Disposition Fee"); and

     (2) the amendment of the Partnership's Limited Partnership Agreement to permit CRI to be eligible to receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 48 months from the date the liquidation is approved [January 20, 2006], in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness (the "Partnership Liquidation Fee").

     The matters for which consent was solicited are collectively referred to as the "Liquidation."

          The record date for voting was November 1, 2005, and the final voting deadline was January 20, 2006. The Managing General Partner has received consent from a majority of Limited Partners for the liquidation of the Partnership. A tabulation of votes received by the voting deadline follows.


                                   FOR                    AGAINST                   ABSTAIN                   TOTAL
                           --------------------     --------------------    ---------------------      -------------------
                           Units of                 Units of                 Units of                  Units of
                           limited                  limited                  limited                   limited
                           partner                  partner                  partner                   partner
Description                interest     Percent     interest     Percent     interest     Percent      Interest    Percent
-----------                --------     -------     --------     -------     --------     -------      --------    -------
Sale, dissolution
  and increased
  Disposition Fee           34,464       57.55%      1,778        2.97%         250        0.42%        36,492     60.94%

$500,000 Partnership
  Liquidation Fee           30,535       50.99%      5,087        8.49%         860        1.44%        36,482     60.92%


                                     III-14

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

          There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


2.   INVESTMENTS IN PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2005 and 2004, the Partnership held limited partner interests in 12 and 15 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships follow.

                                                        December 31,
                                              -------------------------------
                                                 2005                2004
                                              -----------         -----------

           Due to local general partners:     $   119,544         $   119,544

           Purchase money notes due in:
             2004                               4,400,000           4,400,000
             2007                                 775,000             775,000
                                              -----------         -----------

                 Subtotal                       5,294,544           5,294,544
                                              -----------         -----------

           Accrued interest payable            12,536,232          12,048,871
                                              -----------         -----------
                 Total                        $17,830,776         $17,343,415
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

          The one remaining purchase money note (secured by the Partnership's interest in Victorian Towers) has a stated interest rate of 3.06%. The purchase money note is nonrecourse, but its terms provide for payment in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

          The purchase money notes related to the following properties have matured and are in default. Documents transferring the Partnership's interests in the related Local Partnerships had been placed in escrow, to be released to the noteholders upon their request after obtaining HUD consent. As of February 8, 2006, the Partnership's interests were released to the noteholders.


                                                Accrued Interest
                                                      as of           Original     Extended
         Property                 Principal     December 31, 2005     Maturity     Maturity
         --------                -----------    -----------------     --------     --------
         Heritage Estates I      $2,600,000        $6,246,455         01/01/99     01/01/04
         Heritage Estates II      1,800,000        $3,945,240         01/01/99     01/01/04


          The remaining purchase money note related to Victorian Towers Associates (Victorian Towers) was extended to January 1, 2007. As of December 31, 2005, principal and accrued interest balances were $775,000 and $2,310,561, respectively. The remaining purchase money note, which is


                                     III-15

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. INVESTMENTS IN PARTNERSHIPS - Continued

     nonrecourse to the Partnership, is secured by the Partnership's interest in Victorian Towers. There is no assurance that the underlying property will have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest when due. If the purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in Victorian Towers. In the event that the purchase money note remains unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in Victorian Towers.

          Included in due on investments in partnerships is $119,544 due to a previous owner related to Meadow Lanes at both December 31, 2005 and 2004; accrued interest payable thereon was $33,976 at both December 31, 2005 and 2004. These amounts will be paid upon the occurance of certain specific events, as outlined in the note agreement.

          The Partnership's inability to pay the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnership, does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in the Victorian Towers Local Partnership not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the maturing purchase money note exceeds the carrying amount of the investment in the related Local Partnership. Thus, even a complete loss of the Partnership's interest in this Local Partnership would not have a material adverse impact on the financial condition of the Partnership.

          The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off the Victorian Towers purchase money note at a discounted price, extending the due date of the Victorian Towers purchase money note or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down the Victoria Towers purchase money note obligation. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff of the Victorian Towers note, in the event that it remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in the related Local Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 12 Local Partnerships in which the Partnership was invested as of December 31, 2005, the two Local Partnerships with associated purchase money notes which have matured and are in default, and for which documents transferring the Partnership's interest in the related local partnerships had been placed in escrow and which were transferred to the noteholders as of February 8, 2006, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                                     III-16

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. INVESTMENTS IN PARTNERSHIPS - Continued


                              Percentage of Total       Partnership's Share of
        For the Year        Distributions Received           Income from
           Ended            from Local Partnerships       Local Partnerships
     -----------------      -----------------------     ----------------------

     December 31, 2005                32%                    $118,121
     December 31, 2004                21%                    $ 22,927


          The Managing General Partner continues to address the maturity and impending maturity of the Partnership's remaining debt obligation and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2005 and 2004, was $626,286 and $625,647, respectively. The accrued interest payable on the purchase money notes of $12,502,256 and $12,014,895 as of December 31, 2005 and 2004, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                   Heritage Estates I and Heritage Estates II
                   ------------------------------------------

          The Partnership defaulted on its purchase money notes related to Heritage Estates Associates Phase I (Heritage Estates I) and Heritage Estates Associates Phase II (Heritage Estates II) on January 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,600,000 and $4,357,413, respectively, for Heritage Estates I and aggregate principal and accrued interest of $1,800,000 and $2,689,917, respectively, for Heritage Estates II. As of February 8, 2006, principal and accrued interest of $2,600,000 and $6,283,849 respectively, for Heritage Estates I, and $1,800,000 and $3,970,168, respectively, for Heritage Estates II, were due.

          In April 2003, the Managing General Partner and the purchase money noteholders agreed to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II to January 1, 2004. In conjunction therewith, on April 4, 2003, documents transferring the Partnership's interests in Heritage Estates I and Heritage Estates II were placed in escrow, to be released to the noteholders in the event of non-payment at maturity. The noteholders obtained regulatory consents for the transfers and the conveyance instruments were released from escrow as of February 8, 2006. The transfer will result in gain from extinguishment of debt of approximately $13.6 million for financial statement purposes in 2006, and in cancellation of indebtedness income of approximately $12.9 million for federal tax purposes in 2006.

          The Partnership's basis in the Local Partnerships, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,043,041 and $1,068,937 as of December 31, 2005 and 2004,
     respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

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

     b.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 97.01% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the "Agencies") of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invested in the Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2005 and 2004, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $445,206 and $661,508, respectively. As of December 31, 2005 and 2004, five and eight, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $206,145 and $243,750, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

     d.   Property matters
          ----------------

                Bartley Manor, Village Green, and Village Square
                ------------------------------------------------

          On July 26, 2005, the properties related to Bartley Manor Limited Partnership (Bartley Manor), Village Green of Wisconsin Ltd. Partnership (Village Green) and Village Square were sold. Cash proceeds received in 2005 by the Partnership totaled $1,239,926. The sales resulted in net gain on disposition of investments in partnerships of $152,376 for financial statement purposes and $1,342,655 for federal income tax purposes in 2005. The Partnership accrued $15,900 at December 31, 2005 for sale proceeds receivable related to these sales, which amounts were received in February 2006. In accordance with the terms of the Partnership Agreement, in August 2005, the Managing General Partner was paid a disposition fee of $50,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

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

                              Briar Crest I and II
                              --------------------

          On November 4, 2004, the Partnership's interests in Briar Crest Apartments I (Briar Crest I) and Briar Crest Apartments II (Briar Crest II) were sold to affiliates of the Local General Partner of the respective Local Partnerships. Cash proceeds received in 2004 by the Partnership totaled $3,348,196. The sale resulted in net gain on disposition of investments in partnerships of $1,913,750 for financial statement purposes and $2,887,001 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, the Managing General Partner was paid a disposition fee of $88,899 related to the sale of the Partnership's interests in Briar Crest I and Briar Crest II. The fee was netted against the related gain on disposition of investment in partnerships.

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

     e.   Assets held for sale
          --------------------

                                Arboretum Village
                                -----------------

          On March 1, 2006, the Partnership's interest in Arboretum Village was sold. The sale will result in net gain on disposition of investments in partnerships of approximately $5.7 million for financial statement purposes in 2006 and approximately $14.8 million for federal income tax purposes in 2006. In accordance with the terms of the Partnership Agreement, in March 2006, the Managing General Partner will be paid a disposition fee of $975,000 related to the sale. The fee will be netted against the related gain on disposition of investment in partnerships.

          The Partnership's basis in Arboretum Village, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $40,218 at December 31, 2005, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

                          Village Squire I & II and III
                          -----------------------------

          The Partnership is currently negotiating the sale of the properties related to Village Squire I & II and Village Squire III. The sale is scheduled to close in May 2006. There is no assurance that a sale of the properties will occur.

          Due to the possible sale of the properties related to Village Squire I & II and Village Squire III, the Partnership's basis in the Local Partnerships, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $54,729 at December 31, 2005, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets at that date.

     f.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the twelve Local Partnerships in which the Partnership is invested as of December 31, 2005, follow. The information is presented separately for three Local Partnerships which have investment basis (equity method), and for nine Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                     III-20

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. INVESTMENTS IN PARTNERSHIPS - Continued

                             COMBINED BALANCE SHEETS
                                December 31, 2005

                                                          Equity
                                                          Method            Suspended            Total
                                                       ------------        ------------       ------------
     Number of Local Partnerships                           3                   9                  12
                                                            =                   =                  ==

     Rental property, at cost, net of
       accumulated depreciation of
       $8,080,266 $45,807,229, and
       $53,887,495, respectively                       $  3,378,742        $ 21,151,116       $ 24,529,858
     Land                                                   980,078           6,754,608          7,734,686
     Other assets                                         2,323,083           6,107,371          8,430,454
                                                       ------------        ------------       ------------

         Total assets                                  $  6,681,903        $ 34,013,095       $ 40,694,998
                                                       ============        ============       ============


     Mortgage notes payable                            $  4,673,429        $ 50,073,884       $ 54,747,313
     Other liabilities                                      344,997           4,431,936          4,776,933
     Due to general partners                                998,745           1,285,809          2,284,554
                                                       ------------        ------------       ------------

         Total liabilities                                6,017,171          55,791,629         61,808,800

     Partners' capital (deficit)                            664,732         (21,778,534)       (21,113,802)
                                                       ------------        ------------       ------------

         Total liabilities and partners'
           capital (deficit)                           $  6,681,903        $ 34,013,095       $ 40,694,998
                                                       ============        ============       ============


                        COMBINED STATEMENTS OF OPERATIONS
                      For the year ended December 31, 2005

                                                          Equity
                                                          Method            Suspended            Total
                                                       ------------        ------------       ------------
     Number of Local Partnerships                           3                   9                  12
                                                            =                   =                  ==

     Revenue:
       Rental                                          $  2,144,781        $ 13,136,763       $ 15,281,544
       Other                                                201,889             815,156          1,017,045
                                                       ------------        ------------       ------------

         Total revenue                                    2,346,670          13,951,919         16,298,589
                                                       ------------        ------------       ------------

     Expenses:
       Operating and other                                1,575,171           9,145,943         10,721,114
       Interest                                             329,148           3,445,556          3,774,704
       Depreciation and amortization                        412,986           2,294,396          2,707,382
                                                       ------------        ------------       ------------

         Total expenses                                   2,317,305          14,885,895         17,203,200
                                                       ------------        ------------       ------------

     Net income (loss)                                 $     29,365        $   (933,976)      $   (904,611)
                                                       ============        ============       ============

     Cash distributions                                $    46,487 (1)     $    398,719       $   445,206
                                                       ===========         ============       ===========

     Cash distributions recorded as reduction
       of investments in partnerships                  $    46,487 (1)     $         --       $    46,487
                                                       ===========         ============       ===========

     Cash distributions recorded as income             $        --         $    398,719       $   398,719

     Partnership's share of Local Partnership
       net income (loss)                                    56,204 (2)               --            56,204
                                                       -----------         ------------       -----------

     Share of income from partnerships                 $    56,204         $    398,719       $   454,923
                                                       ===========         ============       ===========

     (1)  Includes Bartley Manor sold in July 2005.
     (2) Includes Bartley Manor, Village Green and Village Square sold in July 2005.

                                     III-21

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. INVESTMENTS IN PARTNERSHIPS - Continued

          Combined balance sheets and combined statements of operations for the fifteen Local Partnerships in which the Partnership was invested as of December 31, 2004, follow. The information is presented separately for six Local Partnerships which have investment basis (equity method), and for nine Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

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

     g.   Reconciliation of the Local Partnerships' financial
          ---------------------------------------------------
            statement net (loss) income to taxable income
            ---------------------------------------------

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

                                                   For the years ended
                                                        December 31,
                                               ------------------------------
                                                  2005                  2004
                                               ----------           ----------

     Financial statement net loss              $ (904,611)          $ (325,119)

     Differences between financial statement
       and tax depreciation, amortization,
       and miscellaneous differences            2,044,814            1,880,524
                                               ----------           ----------
     Taxable income                            $1,140,203           $1,555,405
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2005 and 2004, the Partnership paid $244,499 and $180,932, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

For each of the years ended December 31, 2005 and 2004, the Partnership paid the Managing General Partner a Management Fee of $300,000.

                                     III-24

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS - Continued

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the terms of the Partnership Agreement, in January 2004 the Managing General Partner was paid a disposition fee of $233,958 relating to the sale of Walsh Park on December 30, 2003. The fee was accrued at December 31, 2003, and was netted against the related gain on disposition of investment in partnerships. In November 2004 the Managing General Partner was paid a disposition fee of $88,899 related to the sale of the Partnership's interests in Briar Crest I and Briar Crest II. The fee was netted against the related gain on disposition of investment in partnerships. In August 2005, the Managing General Partner was paid a disposition fee of $50,000 related to the sales of Bartley Manor, Village Green and Village Square, which was netted against the related gain on disposition of investment in partnerships. In March 2006, the Managing General Partner will be paid a disposition fee of $975,000 related to the sale of the Partnership's interest in Arboretum Village in March 2006, which will be netted against the related gain on disposition of investment in partnerships. The Liquidation Proxy authorized an increased disposition fee to the Managing General Partner under the terms set forth therein.


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

          partner and (2) distributions of net cash flow to each limited partner, such return, losses for tax purposes and net cash flow distributions commencing on the first day of the month in which the capital contribution was made;
     (v) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
     (vi) to the General Partners in the amount of their capital contributions;
    (vii) thereafter, for their services to the Partnership, in equal shares to certain general partners (or their designees), whether or not any is then a general partner, an aggregate fee of one percent of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such one percent fee was not paid to the General Partners or their designees; and, [Messrs. Willoughby and Dockser waived their share of any such deferred fee in the Liquidation Proxy.]
   (viii) the remainder, 12% to the General Partners (or their assignees), three percent to the Special Limited Partner and 85% to the Initial and Additional Limited Partners (or their assignees).

     Fees payable to certain general partners (or their designees) under (vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or six percent of the sale price of the apartment properties.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the terms of the Partnership Agreement, in January 2004 the Managing General Partner was paid a disposition fee of $233,958 relating to the sale of Walsh Park on December 30, 2003. The fee was accrued at December 31, 2003, and was netted against the related gain on disposition of investment in partnerships. In November 2004 the Managing General Partner was paid a disposition fee of $88,899 related to the sale of the Partnership's interests in Briar Crest I and Briar Crest II. The fee was netted against the related gain on disposition of investment in partnerships. In August 2005, the Managing General Partner was paid a disposition fee of $50,000 related to the sales of Bartley Manor, Village Green and Village Square, which was netted against the related gain on disposition of investment in partnerships. In March 2006, the Managing General Partner will be paid a disposition fee of $975,000 related to the sale of the Partnership's interest in Arboretum Village in March 2006, which will be netted against the related gain on disposition of investment in partnerships. The Liquidation Proxy authorized an increased disposition fee to the Managing General Partner under the terms set forth therein.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On February 26, 2004, the Partnership made a cash distribution of $2,275,516 ($38 per Unit) to Additional Limited Partners who were holders of record as of January 1, 2004. The distribution consisted of proceeds from the sale of Walsh

                                     III-26

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

Park. On December 15, 2004, the Partnership made a cash distribution of $3,053,982 ($51 per unit) to Additional Limited Partners who were holders of record as of November 1, 2004, and a cash distribution of $40,744 to the General Partners and Initial and Special Limited Partners. The distribution consisted of cash resources accumulated from operations and distributions from Local
Partnerships, and of proceeds received from the sale of the Partnership's interests in Briar Crest I and Briar Crest II. On December 6, 2005, the Partnership made a cash distribution of $1,197,640 ($20 per unit) to Additional Limited Partners who were holders of record as of August 31, 2005. The distribution consisted of proceeds received from the sales of the Partnership's interests in Bartley Manor, Village Green and Village Square.

     As defined in the Partnership Agreement, after the payment of distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2005 and 2004. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes and related accrued interest related to the Local Partnerships, and for operating cash reserves.


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

     A reconciliation of the Partnership's financial statement net (loss) income to taxable income follows.

                                                                         For the years ended
                                                                             December 31,
                                                                     -----------------------------
                                                                        2005               2004
                                                                     ----------         ----------
Financial statement net (loss) income                                $ (633,802)        $4,445,721

Adjustments:
  Differences between financial statement net income
   and taxable income related to the Partnership's equity
   in the Local Partnerships' income or losses                          829,269          1,471,638

  Differences between financial statement gain and taxable gain
    from the sale or transfer of properties                             992,542            967,088

  Costs amortized over a shorter period for income tax purposes          22,853             25,825
                                                                     ----------         ----------
Taxable income                                                       $1,210,862         $6,910,272
                                                                     ==========         ==========

                                     III-27

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   SUBSEQUENT EVENT

     In February 2006, the Partnership's interests in Heritage Estate I and Heritage Estates II were transferred to the purchase money noteholders. See Note 2.a. Due on investments in partnerships and accrued interest payable (above) for information regarding the transfer. In March 2006, the Partnership's interest in Arboretum Village was sold. See Note 2.e. Assets for sale (above) for information regarding the sale.

                                      # # #


                                     III-28

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-III Limited Partnership has invested.