Form 10QSB
period 2006-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2006-05-10
CIK 722833

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


                  For the quarterly period ended March 31, 2006


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

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2006



                                                                          Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - March 31, 2006 and December 31, 2005..........................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2006 and 2005............  2

         Consolidated Statements of Cash Flows
           - for the three months ended March 31, 2006 and 2005............  3

         Notes to Consolidated Financial Statements
           - March 31, 2006 and 2005.......................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 11

Item 3.  Controls and Procedures........................................... 14


Part II - OTHER INFORMATION

Item 5.  Other Information................................................. 14

Item 6.  Exhibits.......................................................... 16

Signature.................................................................. 17

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                                       March 31,      December 31,
                                                                                         2006             2005
                                                                                      -----------     ------------
                                                                                      (Unaudited)
Investments in partnerships .......................................................   $  2,442,933    $  2,435,672
Investment in partnerships held for sale or transfer ..............................         54,729          94,947
Investment in partnerships held in escrow .........................................           --         1,043,041
Cash and cash equivalents .........................................................     11,752,320       6,066,404
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $109,476 and $108,273, respectively ..........         34,971          36,175
Property purchase costs,
  net of accumulated amortization of $127,492 and $126,014, respectively ..........         49,744          51,221
Sales proceeds receivable .........................................................           --            15,900
Other assets ......................................................................          6,321           6,060
                                                                                      ------------    ------------

      Total assets ................................................................   $ 14,341,018    $  9,749,420
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $    894,544    $  5,294,544
Accrued interest payable ..........................................................      2,355,130      12,536,232
Accounts payable and accrued expenses .............................................        396,435         177,565
                                                                                      ------------    ------------

      Total liabilities ...........................................................      3,646,109      18,008,341
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (19,268,642)    (19,268,642)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (23,883,016)    (42,836,846)
                                                                                      ------------    ------------

      Total partners' capital (deficit) ...........................................     10,694,909      (8,258,921)
                                                                                      ------------    ------------

      Total liabilities and partners' capital (deficit) ...........................   $ 14,341,018    $  9,749,420
                                                                                      ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                               For the three months ended
                                                                                        March 31,
                                                                              ----------------------------
                                                                                   2006           2005
                                                                              ------------    ------------
Share of (loss) income from partnerships ..................................   $    (98,896)   $    104,731
                                                                              ------------    ------------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ......................................     13,610,976            --
    Interest ..............................................................         82,007          32,109
                                                                              ------------    ------------

                                                                                13,692,983          32,109
                                                                              ------------    ------------

  Expenses:
    General and administrative ............................................        126,333          67,396
    Management fee ........................................................         75,000          75,000
    Interest ..............................................................         72,915         156,411
    Professional fees .....................................................         40,863          36,125
    Amortization of deferred costs ........................................          2,681           5,714
                                                                              ------------    ------------

                                                                                   317,792         340,646
                                                                              ------------    ------------

      Total other revenue and expenses ....................................     13,375,191        (308,537)
                                                                              ------------    ------------

Income (loss) before gain on disposition of investment
  in partnership ..........................................................     13,276,295        (203,806)

Gain on disposition of investment in partnership ..........................      5,677,535            --
                                                                              ------------    ------------

Net income (loss) .........................................................     18,953,830        (203,806)

Accumulated losses, beginning of period ...................................    (42,836,846)    (42,203,044)
                                                                              ------------    ------------

Accumulated losses, end of period .........................................   $(23,883,016)   $(42,406,850)
                                                                              ============    ============


Net income (loss) allocated to General Partners (1.51%) ...................   $    286,203    $     (3,077)
                                                                              ============    ============

Net income (loss) allocated to Initial and Special Limited Partners (1.49%)   $    282,412    $     (3,037)
                                                                              ============    ============

Net income (loss) allocated to Additional Limited Partners (97%) ..........   $ 18,385,215    $   (197,692)
                                                                              ============    ============

Net income (loss) per unit of Additional Limited Partner Interest,
  based on 59,882 units outstanding .......................................   $     307.02    $      (3.30)
                                                                              ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                               For the three months ended
                                                                                       March 31,
                                                                             -----------------------------
                                                                                 2006            2005
                                                                             ------------    -------------
Cash flows from operating activities:
  Net income (loss) ......................................................   $ 18,953,830    $   (203,806)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of (loss) income from partnerships .............................         98,896        (104,731)
    Gain from extinguishment of debt .....................................    (13,610,976)           --
    Gain on disposition of investment in partnership .....................     (5,677,535)           --
    Amortization of deferred costs .......................................          2,681           5,714

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships            --              (466)
      Increase in other assets ...........................................           (261)           (167)
      Increase in accrued interest payable ...............................         72,915         156,411
      Increase (decrease) in accounts payable and accrued expenses .......        147,870         (67,022)
                                                                             ------------    ------------
        Net cash used in operating activities ............................        (12,580)       (214,067)
                                                                             ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships .............................         43,843          71,806
  Proceeds from disposition of investment in partnership .................      6,763,753            --
  Collection of sales proceeds ...........................................         15,900            --
  Disposition fee paid to related party ..................................       (975,000)           --
  Advances to Local Partnership ..........................................       (150,000)           --
                                                                             ------------    ------------

        Net cash provided by investing activities ........................      5,698,496          71,806
                                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents .....................      5,685,916        (142,261)

Cash and cash equivalents, beginning of period ...........................      6,066,404       6,320,138
                                                                             ------------    ------------

Cash and cash equivalents, end of period .................................   $ 11,752,320    $  6,177,877
                                                                             ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of March 31, 2006, and the results of its operations and its cash flows for the three month periods ended March 31, 2006 and 2005. The results of operations for the interim period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2005.


2.   PLAN OF LIQUIDATION AND DISSOLUTION

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


2.   PLAN OF LIQUIDATION AND DISSOLUTION - Continued


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


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                               Purchase money note
                               -------------------

     The Partnership's remaining obligation with respect to its investment in Victorian Towers Associates (Victorian Towers), in the form of a nonrecourse purchase money note having an aggregate principal balance of $775,000 plus accrued interest of $2,321,154 as of March 31, 2006, is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note matures on January 1, 2007.

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in Victorian Towers. In the event that the purchase money note remains unpaid upon maturity, the noteholder has exercised its option to take the Partnership's interest in Victorian Towers in full satisfaction of the note.

     Included in due on investments in partnerships is $119,544 due to a previous owner related to Meadow Lanes Apartments at both March 31, 2006 and December 31, 2005; accrued interest payable thereon was $33,976 at both March 31, 2006 and December 31, 2005. These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2006 and 2005, was $72,915 and $156,411. The accrued interest payable on the purchase money notes of $2,321,154 and $12,502,256 as of March 31, 2006 and December 31, 2005, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

     In April 2003, the Managing General Partner and the purchase money noteholders agreed to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II to January 1, 2004. In conjunction therewith, on April 4, 2003, documents transferring the Partnership's interests in Heritage Estates I and Heritage Estates II were placed in escrow, to be released to the noteholders in the event of non-payment at maturity. The noteholders obtained regulatory consents for the transfers and the conveyance instruments were released from escrow as of February 8, 2006. The transfer resulted in gain from extinguishment of debt of $13,610,976 for financial statement purposes in 2006, and in cancellation of indebtedness income of approximately $12.9 million for federal tax purposes in 2006.

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers on January 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. Subsequent thereto, the parties extended the maturity date to January 1, 2004. In June 2003, the Managing General Partner and the purchase money noteholder agreed to further extend the maturity date of the purchase money note related to Victorian Towers to January 1, 2007, and to reduce its interest rate effective as of January 1, 2003. At the time of the agreement, the Partnership made a $125,000 payment to the purchase money noteholder to be applied to the purchase money note principal. The noteholder has indicated its intent to take the Partnership's interest in the Local Partnership, upon note maturity.

b.   Advance to Local Partnership
     ----------------------------

     In March 2006, the Partnership advanced $150,000 to Village Squire Apartments (Village Squire I & II) to provide the Local Partnership with funds to pay outstanding accounts payable. For financial reporting purposes, this advance has been reduced to zero by the Partnership as a result of losses at the related Local Partnership level.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.   Property matters
     ----------------

                                Arboretum Village
                                -----------------

     On March 1, 2006, the Partnership's interest in Arboretum Village was sold. The sale resulted in net gain on disposition of investments in partnerships of $5,677,535 for financial statement purposes in 2006 and approximately $14.8 million for federal income tax purposes in 2006. In accordance with the terms of the Partnership Agreement, in March 2006, the Managing General Partner was paid a disposition fee of $975,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

     The Partnership's basis in Arboretum Village, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $40,218 at December 31, 2005, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

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

d.   Assets held for sale
     --------------------

                          Village Squire I & II and III
                          -----------------------------

     The Partnership has signed a new contract for the sale of the properties related to Village Squire I & II and Village Squire Apartments III (Village Squire III). The sale is scheduled to close by July 1, 2006. There is no assurance that a sale of the properties will occur.

     Due to the possible sale of the properties related to Village Squire I & II and Village Squire III, the Partnership's basis in the Local Partnerships, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $54,729 at both March 31, 2006 and December 31, 2005, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

e.   Summarized financial information
     --------------------------------

     Combined statements of operations for the nine and fifteen Local Partnerships in which the Partnership was invested as of March 31, 2006 and 2005, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                                         COMBINED STATEMENTS OF OPERATIONS

                                                    (Unaudited)

                                                                 For the three months ended
                                                                          March 31,
                                                   -----------------------------------------------------------
                                                             2006                              2005
                                                   ------------------------          -------------------------
                                                     Equity                            Equity
                                                     Method       Suspended            Method       Suspended
                                                   ----------     ----------         ----------     ----------
                                                        2             7                  6              9
                                                        =             =                  =              =
         Number of Local Partnerships

         Revenue:
           Rental                                  $  310,661     $2,235,800         $  767,093     $3,319,474
           Other                                       32,904        146,805             41,319        147,640
                                                   ----------     ----------         ----------     ----------

             Total revenue                            343,565      2,382,605            808,412      3,467,114
                                                   ----------     ----------         ----------     ----------

         Expenses:
           Operating                                  215,497      1,579,046            558,412      2,182,749
           Interest                                    45,581        601,961             76,328        869,333
           Depreciation and amortization               75,082        392,343            130,780        561,567
                                                   ----------     ----------         ----------     ----------

             Total expenses                           336,160      2,573,350            765,520      3,613,649
                                                   ----------     ----------         ----------     ----------

         Net income (loss)                         $    7,405     $ (190,745)        $   42,892     $ (146,535)
                                                   ==========     ==========         ==========     ==========

         Cash distributions                        $       --     $   43,843 (1)     $    9,304     $   62,502
                                                   ==========     ==========         ==========     ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                         $       --     $       --         $    9,304     $       --
                                                   ==========     ==========         ==========     ==========

         Cash distributions recorded
           as income                               $       --     $   43,843 (1)     $       --     $   62,502

         Partnership's share of Local
           Partnership net income                       7,261       (150,000)(2)         42,229             --
                                                   -------------------------         -------------------------

         Share of income from partnerships                 $(98,896)                            $104,731
                                                           ========                             ========

     (1)  Includes Arboretum Village sold in March 2006.
     (2)  Village Squire I&II advance reduction due to losses.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of March 31, 2006 and 2005, the Partnership's share of cumulative losses to date for seven and nine of the nine and fifteen Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $10,234,578 and $10,465,498, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $90,516 and $62,613 for the three month periods ended March 31, 2006 and 2005, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended March 31, 2006 and 2005.

     In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership, which was approved on January 20, 2006, by holders of a majority of the Units of Limited Partner Interest, the Managing General Partner may receive property disposition fees from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons. In addition, the Managing General Partner may receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 48 months from the date the liquidation is approved, in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness. In August 2005, the Managing General Partner was paid a disposition fee of $50,000 related to the sales of Bartley Manor, Village Green and Village Square, which was netted against the related gain on disposition of investment in partnerships. In March 2006, the Managing General Partner was paid a disposition fee of $975,000 related to the sale of the Partnership's interest in Arboretum Village, which was netted against the related gain on disposition of investment in partnerships. The Liquidation Proxy authorized an increased disposition fee to the Managing General Partner under the terms set forth therein.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


5.   CASH DISTRIBUTIONS

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2005. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for seven Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

                       Plan of Liquidation and Dissolution
                       -----------------------------------

     On November 21, 2005, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, to solicit consent for, among other things, the sale of all the Partnership's assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution. As of the voting deadline, January 20, 2006, the holders of 34,464 units of limited partner interest (57.6%) voted "for" such sale and dissolution.

                                     General
                                     -------

     Some of the rental properties owned by the Local Partnerships are financed by state and federal housing agencies. The Managing General Partner has sold or refinanced, and will continue to sell or refinance, certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the Limited Partners of the Partnership.

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

     As of March 31, 2006, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months and which were not sold on or before May 10, 2006, was $112,937.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The   Partnership's   liquidity,   with   unrestricted  cash  resources  of
$11,752,320 as of March 31, 2006, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 10, 2006, there were no material commitments for capital expenditures. The Managing General Partner

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money note and related accrued interest, and for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership's remaining obligation with respect to its investment in Victorian Towers Associates (Victorian Towers), in the form of a nonrecourse purchase money note having an aggregate principal balance of $775,000 plus accrued interest of $2,321,154 as of March 31, 2006, is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note matures January 1, 2007.

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in Victorian Towers. In the event that the purchase money note remains unpaid upon maturity, the noteholder has exercised its option to take the Partnership's interest in Victorian Towers in full satisfaction of the note.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2006, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased $5,685,916 during the three month period ended March 31, 2006, primarily due to proceeds received from disposition of investment in partnership.

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

                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three month period ended March 31, 2006, compared to net loss for the corresponding period in 2005, primarily due to increases in gain from extinguishment of debt, gain on disposition of investment in partnership and interest revenue and decreases in interest expense and amortization of deferred costs, partially offset by a decrease in share of income form partnerships and increases in general and administrative expenses and professional fees. Interest revenue increased due to higher rates in 2006. Interest expense and amortization of deferred costs both decreased due to the transfer of Heritage Estates I and Heritage Estates II in February 2006. Share of income from partnerships decreased primarily due to the advance to Village Squire I & II which was reduced to zero due to cumulative losses in the Local Partnership. General and administrative expenses increased due to expenses relating to Village Squire I & II. Professional fees increased in 2006 primarily due to higher audit cost.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2006 and 2005, did not include losses of $189,328 and $158,562, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2006.


Item 3. Controls and Procedures

     In April 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the April 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

a. There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

     Registered Tender Offers
     ------------------------

     On March 15, 2006, affiliates of MacKenzie, Patterson Fuller (Mackenzie) initiated a registered tender offer to purchase up to 12,000 of the outstanding Units in the Partnership at a price of $200 per Unit. The offer expired April 21, 2006. Mackenzie is not affiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Mackenzie and does not necessarily represent the fair market value of each Unit.

Part II. OTHER INFORMATION
Item 5. Other Information - Continued


     In response to the Mackenzie registered tender offer, on March 23, 2006, the Managing General Partner filed a Schedule 14D-9. In that filing, the Managing General Partner recommended that Limited Partners reject the Mackenzie offer because it viewed the offer price as inadequate.

     Cash Distributions
     ------------------

b. On December 6, 2005, the Partnership made a cash distribution of $1,197,640 ($20 per unit) to Additional Limited Partners who were holders of record as of August 31, 2005. The distribution consisted of proceeds received from the sales of the Partnership's interests in Bartley Manor, Village Green and Village Square.

     Material Definitive Agreements
     ------------------------------

c. On March 24, 2006, the Partnership filed a Current Report on Form 8-K to report the sale of the Partnership's interest in Arboretum Village, the entry into a contract for the sale of the properties related to Village Squire I & II and Village Squire III, and negotiations for the sales of the Villa Mirage I and II and Windham Village properties. On April 13, 2006, the Partnership filed a Current Report on Form 8-K dated April 12, 2006, to report that, in April 2006, the Partnership received notice of the termination of the Purchase Agreement related to Village Squire I & II and Village Squire III.

d. On May 3, 2006, two of the Local Partnerships in which the Partnership holds interests entered into a material definitive agreement not made in the ordinary course of business of the Partnership. This consisted of a Purchase Agreement with Hartman and Tyner, Inc., a Michigan corporation ("H and T"), to sell the multifamily apartment rental complexes in Canton, Michigan owned by Village Squire Apartments and Village Squire Apartments No. 3. The sale is in furtherance of the plan of liquidation of the Partnership previously disclosed in the Consent Solicitation Statement and approved by a majority in interest of the Partnership's Limited Partners. The sale is scheduled to close by July 1, 2006, although there can be no assurance that the sale will be consummated.

     H and T owns no Limited Partner units in the Partnership. There is no other material relationship between the Partnership or its affiliates and H and
     T. The Managing General Partner of the Partnership approached H and T with the possibility of purchasing the interests in connection with the liquidation of the Partnership.

     The purchase price of $16,200,000 is below the estimated purchase price for the Village Squire Local Partnerships' properties used to calculate the range of values upon liquidation, which were previously provided by the Partnership in its Consent Solicitation Statement. At the time the Consent Solicitation Statement was filed, the properties had been under contract to a different purchaser, which had offered a premium in the hope of getting the properties re-zoned for commercial use. That prospective purchaser terminated the contract within the inspection period. The Partnership's Managing General Partner then re-marketed the properties and received two offers for the approximate amount of $20,000,000 each. On March 2, 2006, the Local Partnerships entered into a Purchase Agreement with H and T to sell the properties for a price of $19,800,000. H and T terminated the contract due to extensive capital repair needs discovered within the inspection period. On May 8, 2006, the Local Partnerships entered into a new Purchase Agreement with H and T to sell the properties for a price of $16,200,000. The reduction in the purchase price reflects a credit to H and T for the costs of certain capital improvements.

Part II. OTHER INFORMATION
Item 5. Other Information - Continued


     The Village Squire properties are owned by two Michigan co-partnerships. The registrant holds a 99% limited partner interest in a 98.99% general partner of each entity. An affiliate of Registrant's Managing General Partner, C.R.I., Inc., owns a 0.01% general partner interest in the Village Squire I and II and Village Squire III Local Partnerships and an unrelated individual owns a 1.0% general partner interest in each. Proceeds of the anticipated sales will be allocated in accordance with the respective partnership agreements.


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


                                  CAPITAL REALTY INVESTORS-III LIMITED
                                     PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




May 10, 2006                           by:  /s/ H. William Willoughby
------------                                ------------------------------------
DATE                                        H. William Willoughby
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Account Officer