Form 10QSB
period 2006-06-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2006-08-09
CIK 722833

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


                  For the quarterly period ended June 30, 2006


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

                                 (301) 468-9200


                               ------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

--------------------------------------------------------------------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2006

                                                                          Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - June 30, 2006 and December 31, 2005...........................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2006 and 2005.....  2

         Consolidated Statements of Cash Flows
           - for the six months ended June 30, 2006 and 2005...............  3

         Notes to Consolidated Financial Statements
           - June 30, 2006 and 2005........................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  11

Item 3.  Controls and Procedures...........................................  13


Part II - OTHER INFORMATION

Item 5.  Other Information.................................................  14

Item 6.  Exhibits..........................................................  16

Signature..................................................................  17

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                             June 30,      December 31,
                                                                                               2006            2005
                                                                                           ------------    ------------
                                                                                            (Unaudited)
Investments in partnerships ............................................................   $  2,405,565    $  2,435,672
Investment in partnerships held for sale or transfer ...................................           --            94,947
Investment in partnerships held in escrow ..............................................           --         1,043,041
Cash and cash equivalents ..............................................................     11,619,780       6,066,404
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $110,680 and $108,273, respectively ...............         33,767          36,175
Property purchase costs,
  net of accumulated amortization of $128,969 and $126,014, respectively ...............         48,267          51,221
Sales proceeds receivable ..............................................................      2,990,786          15,900
Other assets ...........................................................................          1,456           6,060
                                                                                           ------------    ------------
      Total assets .....................................................................   $ 17,099,621    $  9,749,420
                                                                                           ============    ============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Due on investments in partnerships .....................................................   $    894,544    $  5,294,544
Accrued interest payable ...............................................................      2,365,724      12,536,232
Accounts payable and accrued expenses ..................................................      1,738,044         177,565
                                                                                           ------------    ------------
      Total liabilities ................................................................      4,998,312      18,008,341
                                                                                           ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid-in:
    General Partners ...................................................................          2,000           2,000
    Limited Partners ...................................................................     60,001,500      60,001,500
                                                                                           ------------    ------------
                                                                                             60,003,500      60,003,500

  Less:
    Accumulated distributions to partners ..............................................    (19,268,642)    (19,268,642)
    Offering costs .....................................................................     (6,156,933)     (6,156,933)
    Accumulated losses .................................................................    (22,476,616)    (42,836,846)
                                                                                           ------------    ------------
      Total partners' capital (deficit) ................................................     12,101,309      (8,258,921)
                                                                                           ------------    ------------

      Total liabilities and partners' capital (deficit) ................................   $ 17,099,621    $  9,749,420
                                                                                           ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                     For the three months ended      For the six months ended
                                                              June 30,                        June 30,
                                                    ----------------------------    ----------------------------
                                                        2006            2005            2006            2005
                                                    ------------    ------------    ------------    ------------
Share of income from partnerships ...............   $    128,447    $    110,785    $     29,551    $    215,516
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................        126,403          39,287         208,410          71,396
    Gain from extinguishment of debt ............           --              --        13,610,976            --
                                                    ------------    ------------    ------------    ------------
                                                         126,403          39,287      13,819,386          71,396
                                                    ------------    ------------    ------------    ------------

  Expenses:
    General and administrative ..................        162,010          70,850         288,342         138,246
    Management fee ..............................         75,000          75,000         150,000         150,000
    Interest ....................................         10,594         156,412          83,509         312,823
    Professional fees ...........................         40,862          36,125          81,725          72,250
    Amortization of deferred costs ..............          2,681           5,713           5,362          11,427
                                                    ------------    ------------    ------------    ------------
                                                         291,147         344,100         608,938         684,746
                                                    ------------    ------------    ------------    ------------
      Total other revenue and expenses ..........       (164,744)       (304,813)     13,210,448        (613,350)
                                                    ------------    ------------    ------------    ------------

(Loss) income before gain on disposition
  of investment in partnership ..................        (36,297)       (194,028)     13,239,999        (397,834)

Gain on disposition of investment
  in partnerships ...............................      1,442,697            --         7,120,231            --
                                                    ------------    ------------    ------------    ------------
Net income (loss) ...............................      1,406,400        (194,028)     20,360,230        (397,834)

Accumulated losses, beginning of period .........    (23,883,016)    (42,406,850)    (42,836,846)    (42,203,044)
                                                    ------------    ------------    ------------    ------------
Accumulated losses, end of period ...............   $(22,476,616)   $(42,600,878)   $(22,476,616)   $(42,600,878)
                                                    ============    ============    ============    ============

Net income (loss) allocated
  to General Partners (1.51%) ...................   $     21,237    $     (2,930)   $    307,439    $     (6,007)
                                                    ============    ============    ============    ============

Net income (loss) allocated
  to Initial and Special Limited Partners (1.49%)   $     20,955    $     (2,891)   $    303,367    $     (5,928)
                                                    ============    ============    ============    ============

Net income (loss) allocated
  to Additional Limited Partners (97%) ..........   $  1,364,208    $   (188,207)   $ 19,749,424    $   (385,899)
                                                    ============    ============    ============    ============

Net income (loss) per unit of
  Additional Limited Partner Interest,
  based on 59,882 units outstanding .............   $      22.78    $      (3.14)   $     329.81    $      (6.44)
                                                    ============    ============    ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                               For the six months ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2006           2005
                                                                             ------------    -----------
Cash flows from operating activities:
  Net income (loss) ......................................................   $ 20,360,230    $   (397,834)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of income from partnerships ....................................        (29,551)       (215,516)
    Gain from extinguishment of debt .....................................    (13,610,976)           --
    Gain on disposition of investment in partnerships,
      net of disposition fee .............................................     (7,120,231)           --
    Amortization of deferred costs .......................................          5,362          11,427

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships            --              (937)
      Increase in other assets ...........................................           (396)         (5,230)
      Increase in accrued interest payable ...............................         83,509         312,823
      Increase (decrease) in accounts payable and accrued expenses .......        222,119         (68,908)
                                                                             ------------    ------------
        Net cash used in operating activities ............................        (89,934)       (364,175)
                                                                             ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships .............................         59,657         151,832
  Proceeds from disposition of investment in partnership .................      6,542,753            --
  Collection of sales proceeds ...........................................         15,900            --
  Disposition fee paid to related party ..................................       (975,000)           --
  Advances to local partnerships .........................................       (150,000)           --
  Collection of advances to local partnerships ...........................        150,000            --
                                                                             ------------    ------------
        Net cash provided by investing activities ........................      5,643,310         151,832
                                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents .....................      5,553,376        (212,343)

Cash and cash equivalents, beginning of period ...........................      6,066,404       6,320,138
                                                                             ------------    ------------

Cash and cash equivalents, end of period .................................   $ 11,619,780    $  6,107,795
                                                                             ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of June 30, 2006, and the results of its operations for the three and six month periods ended June 30, 2006 and 2005, and its cash flows for the six month periods ended June 30, 2006 and 2005. The results of operations for the interim periods ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


2.   PLAN OF LIQUIDATION AND DISSOLUTION - Continued

                                   FOR                     AGAINST                  ABSTAIN                  TOTAL
                           -------------------      --------------------     --------------------      -------------------
                           Units of                 Units of                 Units of                  Units of
                           limited                  limited                  limited                   limited
                           partner                  partner                  partner                   partner
Description                interest     Percent     interest     Percent     interest     Percent      Interest    Percent
-----------                --------     -------     --------     -------     --------     -------      --------    -------
Sale, dissolution
  and increased
  Disposition Fee           34,464       57.55%      1,778        2.97%         250        0.42%        36,492     60.94%

$500,000 Partnership
  Liquidation Fee           30,535       50.99%      5,087        8.49%         860        1.44%        36,482     60.92%


     There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                               Purchase money note
                               -------------------

     The Partnership's remaining obligation with respect to its investment in Victorian Towers Associates (Victorian Towers), in the form of a nonrecourse purchase money note having an aggregate principal balance of $775,000 plus accrued interest of $2,331,748 as of June 30, 2006, is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note matures on January 1, 2007.

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in Victorian Towers. In the event that the purchase money note remains unpaid upon maturity, the noteholder has exercised its option to take the Partnership's interest in Victorian Towers in full satisfaction of the note.

     Included in due on investments in partnerships is $119,544 due to a previous owner related to Meadow Lanes Apartments at both June 30, 2006 and December 31, 2005; accrued interest payable thereon was $33,976 at both June 30, 2006 and December 31, 2005. These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2006 was $10,594 and $83,509, respectively, and $156,412 and $312,823 for the three and six month periods ended June 30, 2005, respectively. The accrued interest payable on the purchase money note of $2,331,748 and $12,502,256 as of June 30, 2006 and December 31, 2005,
respectively, is due on the maturity date of the purchase money note or earlier, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

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

b.   Advance to Local Partnership
     ----------------------------

     In March 2006, the Partnership advanced $150,000 to Village Squire Apartments (Village Squire I & II) and (Village Squire III) to provide the Local Partnership with funds to pay outstanding accounts payable. In July 2006, the advance was repaid to the Partnership.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.   Property matters
     ----------------

                                Arboretum Village
                                -----------------

     On March 1, 2006, the Partnership's interest in Arboretum Village was sold. Gross cash proceeds received by the Partnership totaled $6,988,753. The sale resulted in net gain on disposition of investments in partnerships of $5,677,535 for financial statement purposes in 2006 and approximately $14.8 million for federal income tax purposes in 2006. In accordance with the terms of the Partnership Agreement, in March 2006, the Managing General Partner was paid a disposition fee of $975,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

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

d.   Assets held for sale
     --------------------

                          Village Squire I & II and III
                          -----------------------------

     On June 27, 2006, the properties related to Village Squire I & II and Village Squire III were sold. Gross cash proceeds received by the Partnership in July 2006 totaled $2,990,786. The sale resulted in gain on disposition of investments in partnerships of $1,442,696 for financial statement purposes in 2006 and approximately $12.2 million for federal income tax purposes in 2006. In accordance with the terms of the Partnership Agreement, in July 2006, the Managing General Partner was paid a disposition fee of $810,000 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnerships at June 30, 2006.

     The Partnership's basis in the Local Partnerships, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $54,729 at December 31, 2005, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets at that date.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

e.   Summarized financial information
     --------------------------------

     Combined statements of operations for the seven and fifteen Local Partnerships in which the Partnership was invested as of June 30, 2006 and 2005, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                For the three months ended
                                                                         June 30,
                                               -----------------------------------------------------------
                                                         2006                              2005
                                               -------------------------         -------------------------
                                                 Equity                            Equity
                                                 Method       Suspended            Method       Suspended
                                               ----------     ----------         ----------     ----------
     Number of Local Partnerships                   2             5                  6              9
                                                    =             =                  =              =

     Revenue:
       Rental                                  $  289,272     $1,316,076         $  763,338     $3,319,474
       Other                                      (15,116)        49,338              5,049        147,641
                                               ----------     ----------         ----------     ----------
         Total revenue                            274,156      1,365,414            768,387      3,467,115
                                               ----------     ----------         ----------     ----------

     Expenses:
       Operating                                  191,621        875,735            529,627      2,182,749
       Interest                                    45,581        328,594             76,328        869,333
       Depreciation and amortization               75,082        285,762            130,781        561,566
                                               ----------     ----------         ----------     ----------
         Total expenses                           312,284      1,490,091            736,736      3,613,648
                                               ----------     ----------         ----------     ----------

     Net (loss) income                         $  (38,128)    $ (124,677)        $   31,651     $ (146,533)
                                               ==========     ==========         ==========     ==========

     Cash distributions                        $       --     $   15,836         $       --     $   80,026
                                               ==========     ==========         ==========     ==========

     Cash distributions recorded
       as income                               $       --     $   15,814         $              $   80,026

     Partnership's share of Local
       Partnership net (loss) income              (37,367)       150,000 (1)         30,759             --
                                               -------------------------         -------------------------

     Share of income from partnerships                $128,447                             $110,785
                                                      ========                             ========

     (1)  Village Squire I & II and Village Squire III advance repayment.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                               For the six months ended
                                                                       June 30,
                                               ----------------------------------------------------------
                                                         2006                              2005
                                               ------------------------          ------------------------
                                                 Equity                            Equity
                                                 Method       Suspended            Method       Suspended
                                               ----------     ----------         ----------     ----------
     Number of Local Partnerships                  2              5                  6              9
                                                   =              =                  =              =

     Revenue:
       Rental                                  $  599,933     $2,632,151         $1,530,431     $6,638,947
       Other                                       17,788         98,676             46,368        295,281
                                               ----------     ----------         ----------     ----------
         Total revenue                            617,721      2,730,827          1,576,799      6,934,228
                                               ----------     ----------         ----------     ----------

     Expenses:
       Operating                                  407,118      1,751,469          1,088,039      4,365,498
       Interest                                    91,162        657,188            152,655      1,738,667
       Depreciation and amortization              150,165        571,524            261,561      1,123,133
                                               ----------     ----------         ----------     ----------
         Total expenses                           648,445      2,980,181          1,502,255      7,227,298
                                               ----------     ----------         ----------     ----------

     Net (loss) income                         $  (30,724)    $ (249,354)        $   74,544     $ (293,070)
                                               ==========     ==========         ==========     ==========

     Cash distributions                        $       --     $   59,657         $    9,304     $  142,528
                                               ==========     ==========         ==========     ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                         $       --     $       --         $    9,304     $       --
                                               ==========     ==========         ==========     ==========

     Cash distributions recorded
       as income                               $       --     $   59,657 (1)     $       --     $  142,528

     Partnership's share of Local
       Partnership net income                     (30,106)            --             72,988             --
                                               -------------------------         -------------------------

     Share of (loss) income from
       partnerships                                    $ 29,551                          $215,516
                                                       ========                          ========

     (1) Includes Arboretum Village sold in March 2006.

     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of June 30, 2006 and 2005, the Partnership's share of cumulative losses to date for five and nine of the seven and fifteen Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,928,877 and $10,610,097, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $110,472 and $200,988 for the three and six month periods ended June 30, 2006, respectively, and $58,749 and $121,362 for the three and six month periods ended June 30, 2005, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended June 30, 2006 and 2005, and $150,000 for each of the six month periods ended June 30, 2006 and 2005.

     In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership, which was approved on January 20, 2006, by holders of a majority of the Units of Limited Partner Interest, the Managing General Partner may receive property disposition fees from the Partnership on the same basis as such fees may be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons. In addition, the Managing General Partner may receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 48 months from the date the liquidation is approved [January 20, 2006], in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness. In August 2005, the Managing General Partner was paid a disposition fee of $50,000 related to the sales of Bartley Manor, Village Green and Village Square, which was netted against the related gain on disposition of investment in partnerships. In March 2006, the Managing General Partner was paid a disposition fee of $975,000 related to the sale of the Partnership's interest in Arboretum Village, which was netted against the related gain on disposition of investment in partnerships. In July 2006, the Managing General Partner was paid a disposition fee of $810,000 related to the sales of Village Squire I & II and Village Squire III, which was netted against the related gain in disposition of investment in partnerships. The Liquidation Proxy authorized an increased disposition fee to the Managing General Partner under the terms set forth therein.


5.   CASH DISTRIBUTIONS

     On December 6, 2005, the Partnership made a cash distribution of $1,197,640 ($20 per unit) to Additional Limited Partners who were holders of record as of August 31, 2005. The distribution consisted of proceeds received from the sales of the Partnership's interests in Bartley Manor, Village Green and Village Square. On July 21, 2006, the Partnership made a cash distribution of $7,305,604 ($122 per unit) to Additional Limited Partners who were holders of record as of July 1, 2006. The distribution consisted of proceeds received from the sale of the Partnership's interest in Arboretum Village and the sales of the properties related to Village Squire I & II and Village Squire III.

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

     As of June 30, 2006, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $82,820.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The   Partnership's   liquidity,   with   unrestricted  cash  resources  of
$11,619,780 as of June 30, 2006, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 9, 2006, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money note and related accrued interest and for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership's remaining obligation with respect to its investment in Victorian Towers Associates (Victorian Towers), in the form of a nonrecourse purchase money note having an aggregate principal balance of $775,000 plus accrued interest of $2,331,748 as of June 30, 2006, is payable in full upon the earliest of: (i) sale or refinancing of the Local Partnership's rental property;
(ii) payment in full of the Local Partnership's permanent loan; or (iii) maturity. The purchase money note matures January 1, 2007.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2006, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents increased $5,553,376 during the six month period ended June 30, 2006, primarily due to proceeds received from disposition of investment in partnerships.

     On December 6, 2005, the Partnership made a cash distribution of $1,197,640 ($20 per unit) to Additional Limited Partners who were holders of record as of August 31, 2005. The distribution consisted of proceeds received from the sales of the Partnership's interests in Bartley Manor, Village Green and Village Square. On July 21, 2006, the Partnership made a cash distribution of $7,305,604 ($122 per unit) to Additional Limited Partners who were holders of record as of July 1, 2006. The distribution consisted of proceeds received from the sale of the Partnership's interest in Arboretum Village and the sales of the properties related to Village Squire I & II and Village Squire III.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three month period ended June 30, 2006, compared to net loss in the corresponding period in 2005, primarily due to gain on disposition of investment in partnerships, relating to the sales of Village Squire I & II and Village Squire III, and increases in share of income from partnerships and interest revenue and decreases in interest expense and amortization of deferred costs, partially offset by increases in general and administrative expenses and professional fees. Share of income from partnerships increased in 2006 primarily due to the repayment of the advance to Village Squire I & II and Village Squire III, partially offset by the cessation of income related to one property in which the Partnership's interest was sold in 2006 and increased operating expenses at one property. Interest revenue increased due to higher cash and cash equivalent balances, and higher rates in 2006. Interest expense decreased due to a lower purchase money note balance. General and administrative expenses increased primarily due to higher reimbursed payroll costs and printing costs related to the proxy. Professional fees increased primarily due to higher audit costs in 2006.

     The Partnership recognized net income for the six month period ended June 30, 2006, compared to net loss in 2005, primarily due to gain from extinguishment of debt related to the transfer of the Partnership's interests in Heritage Estates I and Heritage Estates II in April 2006 and gain on disposition of investment in partnerships related to sale of the Partnership's interest in Arboretum Village in March 2006 and the sale of the Village Squire I & II and Village Squire III properties in June 2006. Interest revenue increased and interest expense decreased, partially offset by increases in general and administrative expenses and professional fees, all as discussed above. Share of income from partnerships decreased in 2006 primarily due to the cessation of income related to one property in which the Partnership's interest was sold in 2006 and increased operating expenses and depreciation expense at one property.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2006 and 2005, did not include losses of $123,924 and $247,850, respectively, compared to excluded losses of $172,525 and $317,124, for the three and six month periods ended June 30, 2005, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2006.


Item 3. Controls and Procedures

     In July 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures - Continued


controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the July 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

     Cash Distributions
     ------------------

b. On December 6, 2005, the Partnership made a cash distribution of $1,197,640 ($20 per unit) to Additional Limited Partners who were holders of record as of August 31, 2005. The distribution consisted of proceeds received from the sales of the Partnership's interests in Bartley Manor, Village Green and Village Square. On July 21, 2006, the Partnership made a cash distribution of $7,305,604 ($122 per unit) to Additional Limited Partners who were holders of record as of July 1, 2006. The distribution consisted of proceeds received from the sale of the Partnership's interest in Arboretum Village and the sales of the properties related to Village Squire I & II and Village Squire III.

     Material Definitive Agreements
     ------------------------------

c. On March 24, 2006, the Partnership filed a Current Report on Form 8-K to report the sale of the Partnership's interest in Arboretum Village, the

Part II. OTHER INFORMATION
Item 5. Other Information - Continued


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

d. On May 3, 2006, two of the Local Partnerships in which the Partnership holds interests entered into a material definitive agreement not made in the ordinary course of business of the Partnership. This consisted of a Purchase Agreement with Hartman and Tyner, Inc., a Michigan corporation ("H and T"), to sell the multifamily apartment rental complexes in Canton, Michigan owned by Village Squire Apartments and Village Squire Apartments No. 3. The sale is in furtherance of the plan of liquidation of the Partnership previously disclosed in the Consent Solicitation Statement and approved by a majority in interest of the Partnership's Limited Partners. H and T owns no Limited Partner units in the Partnership. There is no other material relationship between the Partnership or its affiliates and H and
     T. The Managing General Partner of the Partnership approached H and T with the possibility of purchasing the interests in connection with the liquidation of the Partnership. The sale closed June 27, 2006.

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

     The Village Squire properties were owned by two Michigan co-partnerships. The registrant holds a 99% limited partner interest in a 98.99% general partner of each entity. An affiliate of Registrant's Managing General Partner, C.R.I., Inc., owns a 0.01% general partner interest in the Village Squire I and II and Village Squire III Local Partnerships and an unrelated individual owns a 1.0% general partner interest in each. Proceeds of the anticipated sales will be allocated in accordance with the respective partnership agreements.

PART II. OTHER INFORMATION
Item 6. Exhibits


Exhibit No.     Description
----------      -----------

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


                                  CAPITAL REALTY INVESTORS-III LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




August 9, 2006                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Account Officer