Form 10QSB
period 2006-09-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2006-11-09
CIK 722833

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


                For the quarterly period ended September 30, 2006


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - September 30, 2006 and December 31, 2005......................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and nine months ended
             September 30, 2006 and 2005...................................  2

         Consolidated Statements of Cash Flows
           - for the nine months ended September 30, 2006 and 2005.........  3

         Notes to Consolidated Financial Statements
           - September 30, 2006 and 2005...................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 12

Item 3.  Controls and Procedures........................................... 15


Part II - OTHER INFORMATION

Item 5.  Other Information................................................. 15

Item 6.  Exhibits.......................................................... 16

Signature.................................................................. 17

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                           September 30,   December 31,
                                                                                               2006            2005
                                                                                           ------------    ------------
                                                                                            (Unaudited)
Investments in partnerships ............................................................   $  2,414,263    $  2,435,672
Investment in partnerships held for sale or transfer ...................................          7,660          94,947
Investment in partnerships held in escrow ..............................................           --         1,043,041
Cash and cash equivalents ..............................................................      6,385,239       6,066,404
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $104,758 and $108,273, respectively ...............         30,217          36,175
Property purchase costs,
  net of accumulated amortization of $116,640 and $126,014, respectively ...............         41,476          51,221
Sales proceeds receivable ..............................................................           --            15,900
Other assets ...........................................................................         28,253           6,060
                                                                                           ------------    ------------

      Total assets .....................................................................   $  8,907,108    $  9,749,420
                                                                                           ============    ============




                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Due on investments in partnerships .....................................................   $    894,544    $  5,294,544
Accrued interest payable ...............................................................      2,363,500      12,536,232
Accounts payable and accrued expenses ..................................................        966,776         177,565
                                                                                           ------------    ------------

      Total liabilities ................................................................      4,224,820      18,008,341
                                                                                           ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid-in:
    General Partners ...................................................................          2,000           2,000
    Limited Partners ...................................................................     60,001,500      60,001,500
                                                                                           ------------    ------------

                                                                                             60,003,500      60,003,500

  Less:
    Accumulated distributions to partners ..............................................    (26,574,246)    (19,268,642)
    Offering costs .....................................................................     (6,156,933)     (6,156,933)
    Accumulated losses .................................................................    (22,590,033)    (42,836,846)
                                                                                           ------------    ------------

      Total partners' capital (deficit) ................................................      4,682,288      (8,258,921)
                                                                                           ------------    ------------

      Total liabilities and partners' capital (deficit) ................................   $  8,907,108    $  9,749,420
                                                                                           ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                      For the three months ended      For the nine months ended
                                                            September 30,                    September 30,
                                                     ----------------------------    ----------------------------
                                                         2006            2005            2006            2005
                                                     ------------    ------------    ------------    ------------
Share of income from partnerships ................   $     21,516    $    215,515    $     51,067    $    431,030
                                                     ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .....................................         95,908          54,310         304,319         125,706
    Gain from extinguishment of debt .............           --              --        13,610,976            --
                                                     ------------    ------------    ------------    ------------

                                                           95,908          54,310      13,915,295         125,706
                                                     ------------    ------------    ------------    ------------

  Expenses:
    General and administrative ...................         95,670          66,754         384,014         204,999
    Management fee ...............................         75,000          75,000         225,000         225,000
    Professional fees ............................         46,896          36,125         128,621         108,375
    Interest .....................................         10,594         156,412          94,103         469,235
    Amortization of deferred costs ...............          2,681           5,713           8,042          17,140
                                                     ------------    ------------    ------------    ------------

                                                          230,841         340,004         839,780       1,024,749
                                                     ------------    ------------    ------------    ------------

      Total other revenue and expenses ...........       (134,933)       (285,694)     13,075,515        (899,043)
                                                     ------------    ------------    ------------    ------------

(Loss) income before gain on disposition
  of investment in partnerships ..................       (113,417)        (70,179)     13,126,582        (468,013)

Gain on disposition of investment in partnerships,
  net of disposition fees ........................           --           163,884       7,120,231         163,884
                                                     ------------    ------------    ------------    ------------


Net (loss) income ................................       (113,417)         93,705      20,246,813        (304,129)

Accumulated losses, beginning of period ..........    (22,476,616)    (42,600,878)    (42,836,846)    (42,203,044)
                                                     ------------    ------------    ------------    ------------

Accumulated losses, end of period ................   $(22,590,033)   $(42,507,173)   $(22,590,033)   $(42,507,173)
                                                     ============    ============    ============    ============


Net (loss) income allocated
  to General Partners (1.51%) ....................   $     (1,713)   $      1,415    $    305,727    $     (4,592)
                                                     ============    ============    ============    ============

Net (loss) income allocated
  to Initial and Special Limited Partners (1.49%)    $     (1,690)   $      1,396    $    301,678    $     (4,532)
                                                     ============    ============    ============    ============

Net (loss) income allocated
  to Additional Limited Partners (97%) ...........   $   (110,014)   $     90,894    $ 19,639,408    $   (295,005)
                                                     ============    ============    ============    ============

Net (loss) income per unit of
  Additional Limited Partner Interest,
  based on 59,882 units outstanding ..............   $      (1.84)   $       1.52    $     327.97    $      (4.93)
                                                     ============    ============    ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the nine months ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                     2006            2005
                                                                                 ------------    -------------
Cash flows from operating activities:
  Net income (loss) ..........................................................   $ 20,246,813    $   (304,129)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of income from partnerships ........................................        (51,067)       (431,030)
    Gain from extinguishment of debt .........................................    (13,610,976)           --
    Gain on disposition of investment in partnerships, net of disposition fees     (7,120,231)       (163,884)
    Amortization of deferred costs ...........................................          8,042          17,140

    Changes in assets and liabilities:
      Decrease in accrued interest receivable on advances to partnerships ....           --               109
      Increase in other assets ...............................................        (22,193)         (5,435)
      Increase in accrued interest payable ...................................         94,103         469,235
      Payment of purchase money note interest ................................        (12,818)       (138,925)
      (Decrease) increase in accounts payable and accrued expenses ...........        789,211         (37,484)
                                                                                 ------------    ------------

        Net cash used in operating activities ................................        320,884        (594,403)
                                                                                 ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships .................................         72,475         382,703
  Proceeds from disposition of investment in partnerships ....................      9,000,180       1,239,926
  Collection of sales proceeds receivable ....................................         15,900            --
  Advances to local partnerships .............................................       (150,000)           --
  Collection of advances to local partnership ................................        150,000          31,500
  Disposition fee paid to related party ......................................     (1,785,000)        (50,000)
                                                                                 ------------    ------------

        Net cash provided by investing activities ............................      7,303,555       1,604,129
                                                                                 ------------    ------------

Cash flows from financing activities:
  Distribution to Limited Partners ...........................................     (7,305,604)           --
                                                                                 ------------    ------------

Net increase in cash and cash equivalents ....................................        318,835       1,009,726

Cash and cash equivalents, beginning of period ...............................      6,066,404       6,320,138
                                                                                 ------------    ------------

Cash and cash equivalents, end of period .....................................   $  6,385,239    $  7,329,864
                                                                                 ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of September 30, 2006, and the results of its operations for the three and nine month periods ended September 30, 2006 and 2005, and its cash flows for the nine month periods ended September 30, 2006 and 2005. The results of operations for the interim periods ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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


2.   NEW ACCOUNTING PRONOUNCEMENT

     In September  2006, the Securities and Exchange  Commission  ("SEC") issued
Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires quantification of errors using both a balance sheet approach and an income statement approach in the determination of materiality in relation to a misstatement. SAB No. 108 is effective the first fiscal year ending after November 15, 2006. Management believes SAB No. 108 will not have any impact on the Partnership.


3.   PLAN OF LIQUIDATION AND DISSOLUTION

     On November 21, 2005, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to limited partners to solicit consents for approval of the following:

     (1) The sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution, and the amendment of the Partnership's Limited Partnership Agreement to permit the Managing General Partner, CRI, to be eligible to receive an increased property disposition fee from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests, to the extent that CRI markets and sells the Partnership's assets instead of such persons (a "Disposition Fee"); and

     (2) The amendment of the Partnership's Limited Partnership Agreement to permit CRI to be eligible to receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


3. PLAN OF LIQUIDATION AND DISSOLUTION - Continued

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


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                               Purchase money note
                               -------------------

     The Partnership's remaining obligation with respect to its investment in Victorian Towers Associates (Victorian Towers), in the form of a nonrecourse purchase money note having an aggregate principal balance of $775,000 plus accrued interest of $2,329,524 as of September 30, 2006, is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note matures on January 1, 2007.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in Victorian Towers. In the event that the purchase money note remains unpaid upon maturity, the noteholder has exercised its option to take the Partnership's interest in Victorian Towers in full satisfaction of the note.

     Included in due on investments in partnerships is $119,544 due to a previous owner related to Meadow Lanes Apartments at both September 30, 2006 and December 31, 2005; accrued interest payable thereon was $33,976 at both September 30, 2006 and December 31, 2005. These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2006 was $10,594 and $94,103, respectively, and $156,412 and $469,235 for the three and nine month periods ended September 30, 2005, respectively. The accrued interest payable on the purchase money note of $2,329,524 and $12,502,256 as of September 30, 2006 and December 31, 2005, respectively, is due on the maturity date of the purchase money note or earlier, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers on January 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. Subsequent thereto, the parties extended the maturity date to January 1, 2004. In June 2003, the Managing General Partner and the purchase money noteholder agreed to further extend the maturity date of the purchase

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

money note related to Victorian Towers to January 1, 2007, and to reduce its interest rate effective as of January 1, 2003. At the time of the agreement, the Partnership made a $125,000 payment to the purchase money noteholder to be applied to the purchase money note principal. The noteholder has indicated its intent to take the Partnership's interest in the Local Partnership upon note maturity, subject to obtaining regulatory authority consents.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

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

                                 Windham Village
                                 ---------------

     On August 18, 2006, a contract for the sale of the Partnership's interest in Windham Associates Limited Partnership (Windham Village) was signed. Due to the possible sale of the Partnership's interest in Windham Village, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $7,660 as of September 30, 2006, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date. There is no assurance that a sale of the Partnership's interest in Windham Village will occur.

e.   Summarized financial information
     --------------------------------

     Combined statements of operations for the seven and twelve Local Partnerships in which the Partnership was invested as of September 30, 2006 and 2005, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                For the three months ended
                                                                       September 30,
                                               ----------------------------------------------------------
                                                         2006                              2005
                                               ------------------------          ------------------------
                                                 Equity                            Equity
                                                 Method       Suspended            Method       Suspended
                                               ----------     ---------          ----------     ---------
     Number of Local Partnerships                   2             5                  3              9
                                                    =             =                  =              =

     Revenue:
       Rental                                  $  302,961     $1,316,076         $  529,769     $3,265,113
       Other                                        5,302         49,338             51,729        200,831
                                               ----------     ----------         ----------     ----------

         Total revenue                            308,263      1,365,414            581,498      3,465,944
                                               ----------     ----------         ----------     ----------

     Expenses:
       Operating                                  178,727        875,735            377,465      2,001,834
       Interest                                    45,581        328,594             81,382        869,333
       Depreciation and amortization               75,082        285,762             89,579        561,566
                                               ----------     ----------         ----------     ----------

         Total expenses                           299,390      1,490,091            548,426      3,432,733
                                               ----------     ----------         ----------     ----------

     Net income (loss)                         $    8,873     $ (124,677)        $   33,072     $   33,211
                                               ==========     ==========         ==========     ==========

     Cash distributions                        $       --     $   12,818         $   37,183     $  193,689
                                               ==========     ==========         ==========     ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                         $       --     $       --         $   37,183     $       --
                                               ==========     ==========         ==========     ==========

     Cash distributions recorded
       as income                               $       --     $   12,818         $       --     $  193,689

     Partnership's share of Local
       Partnership net income (loss)                8,698             --             32,185        (10,359)
                                               -------------------------         -------------------------

     Share of income from partnerships                $21,516                             $215,515
                                                      ========                            ========

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                For the nine months ended
                                                                      September 30,
                                               -----------------------------------------------------------
                                                         2006                               2005
                                               ------------------------           ------------------------
                                                 Equity                             Equity
                                                 Method       Suspended             Method       Suspended
                                               ----------     ---------           ----------     ---------
     Number of Local Partnerships                  2              5                   3              9
                                                   =              =                   =              =

     Revenue:
       Rental                                  $  902,894     $3,948,227          $1,583,794     $ 9,904,060
       Other                                       23,090        148,014              85,719         496,112
                                               ----------     ----------          ----------     -----------

         Total revenue                            925,984      4,096,241           1,669,513      10,400,172
                                               ----------     ----------          ----------     -----------

     Expenses:
       Operating                                  585,845      2,627,204           1,059,480       6,367,332
       Interest                                   136,742        985,782             244,147       2,608,000
       Depreciation and amortization              225,247        857,286             268,737       1,684,699
                                               ----------     ----------          ----------     -----------

         Total expenses                           947,834      4,470,272           1,572,364      10,660,031
                                               ----------     ----------          ----------     -----------

     Net (loss) income                         $  (21,850)    $ (374,031)         $   97,149     $  (259,859)
                                               ==========     ==========          ==========     ===========

     Cash distributions                        $       --     $   72,475) (1)     $   37,183     $   345,520
                                               ==========     ==========          ==========     ===========

     Cash distributions recorded
       as reduction of investments
       in partnerships                         $       --     $       --          $   37,183     $        --
                                               ==========     ==========          ==========     ===========

     Cash distributions recorded
       as income                               $       --     $   72,475 (1)      $       --     $   336,217

     Partnership's share of Local
       Partnership net (loss) income              (21,408)            --              94,813              --
                                               -------------------------          --------------------------

     Share of income from partnerships                $51,067                              $431,030
                                                      =======                              ========

     (1) Includes Arboretum Village sold in March 2006.

     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of September 30, 2006 and 2005, the Partnership's share of cumulative losses to date for five and nine of the seven and twelve Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $10,051,982 and $10,576,765, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


5.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $77,454 and $278,443 for the three and nine month periods ended September 30, 2006, respectively, and $52,082 and $173,444 for the three and nine month periods ended September 30, 2005, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended September 30, 2006 and 2005, and $225,000 for each of the nine month periods ended September 30, 2006 and 2005.

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


6.   CASH DISTRIBUTIONS

     On December 6, 2005, the Partnership made a cash distribution of $1,197,640 ($20 per unit) to Additional Limited Partners who were holders of record as of August 31, 2005. The distribution consisted of proceeds received from the sales of the Partnership's interests in Bartley Manor, Village Green and Village Square. On July 21, 2006, the Partnership made a cash distribution of $7,305,604 ($122 per unit) to Additional Limited Partners who were holders of record as of July 1, 2006. The distribution consisted of proceeds received from the sale of the Partnership's interest in Arboretum Village and the sales of the properties known as Village Squire I & II and Village Squire III.

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

                          New Accounting Pronouncement
                          ----------------------------

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires quantification of errors using both a balance sheet approach and an income statement approach in the determination of materiality in relation to a misstatement. SAB No. 108 is effective the first fiscal year ending after November 15, 2006. Management believe SAB No. 108 will not have any impact on the Partnership.

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

     As of September 30, 2006, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $76,847.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $6,385,239 as of September 30, 2006, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 9, 2006, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money note and related accrued interest and for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership's remaining obligation with respect to its investment in Victorian Towers Associates (Victorian Towers), in the form of a nonrecourse purchase money note having an aggregate principal balance of $775,000 plus accrued interest of $2,329,524 as of September 30, 2006, is payable in full upon the earliest of: (i) sale or refinancing of the Local Partnership's rental property; (ii) payment in full of the Local Partnership's permanent loan; or
(iii) maturity. The purchase money note matures January 1, 2007.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2006, the receipt of distributions from Local Partnerships, existing cash resources and proceeds received from the disposition of investments in partnerships, were adequate to support operating cash requirements. Cash and cash equivalents increased $318,835 during the nine month period ended September 30, 2006, primarily due to the receipts of distributions from partnerships and proceeds received from disposition of investments in partnerships, partially offset by the distribution to Additional Limited Partners.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     On December 6, 2005, the Partnership made a cash distribution of $1,197,640 ($20 per unit) to Additional Limited Partners who were holders of record as of August 31, 2005. The distribution consisted of proceeds received from the sales of the Partnership's interests in Bartley Manor, Village Green and Village Square. On July 21, 2006, the Partnership made a cash distribution of $7,305,604 ($122 per unit) to Additional Limited Partners who were holders of record as of July 1, 2006. The distribution consisted of proceeds received from the sale of the Partnership's interest in Arboretum Village and the sales of the properties known as Village Squire I & II and Village Squire III.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss for the three month period ended September 30, 2006, compared to net income during the corresponding period in 2005, primarily due to decreases in share of income from partnerships and gain on disposition of investment in partnerships and increases in general and administrative expenses and professional fees, partially offset by an increase in interest revenue and decreases in interest expense and amortization of deferred costs. Share of income from partnerships decreased primarily due to the cessation of income from three properties in which the Partnership's interests were sold in 2006. General and administrative expenses increased primarily due to higher reimbursed payroll costs. Professional fees increased due to higher legal and audit costs in 2006. Interest revenue increased due to higher rates in 2006. Interest expense decreased due to a lower purchase money note balance.

     The Partnership recognized net income for the nine month period ended September 30, 2006, compared to net loss during the corresponding period in 2005, primarily due to gain from extinguishment of debt related to the transfer of the Partnership's interests in Heritage Estates I and Heritage Estates II in April 2006 and gain on disposition of investment in partnerships related to the sale of the Partnership's interest in Arboretum Village in March 2006 and the sale of the Village Squire I & II and Village Squire III properties in June 2006. Interest revenue increased and interest expense decreased, partially offset by an increase in professional fees, all as discussed above. General and administrative expenses increased primarily due to higher reimbursed payroll costs and printing costs related to the proxy. Share of income from partnerships decreased primarily due to the cessation of income from three properties in which the Partnership's interests were sold in 2006 and higher operating expenses at one property.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2006, did not include losses of $123,926 and $371,776, respectively, compared to excluded losses of $0 and $297,757, for the three and nine month periods ended September 30, 2005, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2006.

Part 1. FINANCIAL INFORMATION
Item 3. Controls and Procedures


     In October 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

a. There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2006, but not reported, whether or not otherwise required by this Form 10-QSB at September 30, 2006.

b. There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

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

     Cash Distributions
     ------------------

c. On December 6, 2005, the Partnership made a cash distribution of $1,197,640 ($20 per unit) to Additional Limited Partners who were holders of record as of August 31, 2005. The distribution consisted of proceeds received from the sales of the Partnership's interests in Bartley Manor, Village Green and Village Square. On July 21, 2006, the Partnership made a cash distribution of $7,305,604 ($122 per unit) to Additional Limited Partners who were holders of record as of July 1, 2006. The distribution consisted of proceeds received from the sale of the Partnership's interest in Arboretum Village and the sales of the properties known as Village Squire I & II and Village Squire III.


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


                                  CAPITAL REALTY INVESTORS-III LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                   by:  C.R.I., Inc.
                                        ----------------------------------------
                                        Managing General Partner




November 9, 2006                        by:  /s/ H. William Willoughby
----------------                             -----------------------------------
DATE                                         H. William Willoughby
                                             Director, President, Secretary,
                                               Principal Financial Officer and
                                               Principal Account Officer