Form 10KSB
period 2006-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2007-04-03
CIK 722833

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

                   For the fiscal year ended December 31, 2006


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $664,566.

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

--------------------------------------------------------------------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                        2006 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS



                                                                        Page
                                                                        -----

                                     PART I

Item 1.   Business...................................................... I-1
Item 2.   Properties.................................................... I-4
Item 3.   Legal Proceedings............................................. I-4
Item 4.   Submission of Matters to a Vote of Security Holders........... I-4


                                     PART II

Item 5.   Market for the Registrant's Partnership Interests
            and Related Partnership Matters ............................ II-1
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................... II-2
Item 7.   Financial Statements.......................................... II-6
Item 8.   Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure...................... II-6
Item 8A.  Controls and Procedures....................................... II-6
Item 8B.  Other Information............................................. II-7


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant............ III-1
Item 10.  Executive Compensation........................................ III-1
Item 11.  Security Ownership of Certain Beneficial Owners
            and Management.............................................. III-2
Item 12.  Certain Relationships and Related Transactions................ III-3
Item 13.  Exhibits...................................................... III-3
Item 14.  Principal Accountant Fees and Services........................ III-4

Signatures.............................................................. III-5

Report of Independent Registered Public Accounting Firm................. III-6

Financial Statements.................................................... III-8

                                     PART I
                                     ------


ITEM 1. BUSINESS
        --------

     Capital Realty Investors-III Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983. On November 7, 1983, the Partnership commenced offering 60,000 units of additional limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering in January 1984 when it became fully subscribed. As of December 31, 2006, 118 units of limited partner interest had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 37 Local Partnerships. As of December 31, 2006, the Partnership retained investments in six Local Partnerships. Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

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

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 31 (six remaining as of December 31,
2006)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. In another six (zero remaining as of December 31, 2006, three remaining as of December 31, 2005) Local Partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the six Local Partnerships and was a general partner in the intermediary partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2006, follows.

                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT (1)

                                                                                    Number         Units
                              Mortgage                                                of       Authorized for     Expiration
 Name and Location           Payable at         Financed and/or Insured             Rental       Low Income           of
of Apartment Complex        12/31/06 (2)        and/or Subsidized Under             Units        Subsidies       HAP Contract
--------------------        ------------    -------------------------------       ---------    --------------    ------------
Meadow Lanes Apts.          $ 1,059,703     Michigan State Housing Develop-            118             0                 --
 Holland, MI                                 ment Authority/Section 236 of
                                             the NHA

Monterey/Hillcrest           13,562,387     Section 221(d)(4) of the NHA/FHA           300            60           04/23/24 (3)
 Waukesha, WI

Victorian Towers              4,435,679     New Jersey Housing and Mortgage            205            27           12/01/23
 Cape May, NJ                                 Finance Agency/Section 8

Villa Mirage I                1,444,606     California Housing Finance                  50            50           12/19/07 (3)(4)
 Rancho Mirage, CA                            Agency (CHFA)/Section 8

Villa Mirage II               1,652,954     CHFA/Section 8                              48            48           12/14/15
 Rancho Mirage, CA

Windham Village               1,508,302     CHFA                                        50            44           10/30/15
 Santa Rosa, CA
                            -----------                                             ------          ----
Totals (6 Properties)       $23,663,631                                                771           229
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


                                                                                       Average Effective Annual
                                          Units Occupied As                                 Rental Per Unit
                                       Percentage of Total Units                          for the Years Ended
                                          As of December 31,                                  December 31,
 Name and Location               -----------------------------------     -------------------------------------------------------
of Apartment Complex             2006    2005    2004   2003    2002      2006       2005         2004        2003        2002
--------------------             ----    ----    ----   ----    ----     -------   --------     --------    --------    --------
Meadow Lanes Apts.                82%     96%     96%    96%     95%     $ 6,302   $ 6,257      $ 6,326     $ 6,622     $ 6,443
 Holland, MI

Monterey/Hillcrest                91%     95%     97%    97%     96%       8,785     8,461        8,490       8,826       9,023
 Waukesha, WI

Victorian Towers                  99%     98%    100%    99%     98%       7,272     7,067        6,970       6,711       6,391
 Cape May, NJ

Villa Mirage I                   100%     98%     98%    98%     97%      10,106    10,087       10,030       9,697       9,430
 Rancho Mirage, C

Villa Mirage II                   98%    100%    100%   100%     99%      10,083     9,960       10,011       9,657       9,603
 Rancho Mirage, CA

Windham Village                   98%     99%     98%   100%    100%      10,957    10,904       11,203      11,353      11,568
 Santa Rosa, CA
                                 ---     ---     ---    ---     ---      -------   -------      -------     -------     -------
Totals (6 Properties) (5)         95%     98%     98%    98%     98%     $ 8,918   $ 8,789      $ 8,838     $ 8,811     $ 8,743
                                 ===     ===     ===    ===     ===      =======   =======      =======     =======     =======

     (1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
     (2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2006.
     (3) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
     (4) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration in 2007.
     (5) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

     Effective January 2, 2007, the Partnership's interest in Victorian Towers Associates was transferred to the noteholder in full satisfaction of the Partnership's purchase money note. See the notes to consolidated financial statements for additional information concerning the transfer.

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

     On December 31, 2006, the Partnership's interest in Lakewood Apartments was sold. See the notes to consolidated financial statements for additional information concerning the sale.

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

     The record date for voting was November 1, 2005, and the final voting deadline was January 20, 2006. The Managing General Partner received consent from a majority in interest of the Limited Partners for the liquidation of the Partnership. A tabulation of votes received by the voting deadline follows.


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

     (b) As of April 3, 2007 there were approximately 3,952 registered holders of Units in the Partnership.

     (c) On December 6, 2005, the Partnership made a cash distribution of $1,197,640 ($20 per unit) to Additional Limited Partners who were holders of record as of August 31, 2005. The distribution consisted of proceeds received from the sales of the properties owned by Bartley Manor, Village Green and Village Square. On July 21, 2006, the Partnership made a cash distribution of $7,305,604 ($122 per unit) to Additional Limited Partners who were holders of record as of July 1, 2006. The distribution consisted of proceeds received from the sale of the Partnership's interest in Arboretum Village and the sales of the properties known as Village Squire I & II and Village Squire III.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in this annual report on Form 10-KSB at December 31, 2006. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for four Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

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

     In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has determined that SFAS No. 157 will have no material impact to the Partnership.

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

     The acquisition of interests in certain Local Partnerships was paid for in part by purchase money notes of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership, which typically matured 15 years from the date of acquisition of the interest in a particular Local Partnership and are generally secured by the Partnership's interest in the respective Local Partnerships.

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

     The U. S. Department of Housing and Urban Development (HUD) subsidies are provided principally under Section 8 and 236 of the National Housing Act. Under
Section 8, the government pays to the applicable apartment partnership the difference between market rental rates (determined in accordance with government procedures) and the rate the government deems residents can afford. Under
Section 236, the government provides interest subsidies directly to the applicable apartment partnership through a reduction in the property's mortgage interest rate. In turn, the partnership provides a corresponding reduction in resident rental rates. In compliance with the requirements of Section 8, and
Section 236, residents are screened for eligibility under HUD guidelines. Subsidies are provided under contracts between the federal government and the apartment partnerships that are renewed annually.

     Subsidy contracts for the investment apartment properties are scheduled to expire between 2007 and 2024. The Managing General Partner intends to seek the renewal of expiring subsidy contracts, when appropriate, for its properties. HUD has in the past approved new subsidy contracts on an annual basis. The HUD contract renewal process currently provides owners six options for renewing their section 8 contract depending upon whether the owner can meet the eligibility criteria. Historically, we have met the criteria necessary to renew our Section 8 contracts.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     Villa Mirage I has a Section 8 HAP contract which expires December 19, 2007. The Section 8 HAP contract covers all of the apartment units in Villa Mirage. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at expiration.

     As of December 31, 2006, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in 2007 was $43,008.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2006, the Partnership had approximately 3,950 investors who held a total of 59,882 units of additional limited partner interest which were originally sold for the aggregate amount of $59,882,000. The Partnership originally made investments in 37 Local Partnerships, of which six remain at December 31, 2006. The Partnership's liquidity, with unrestricted cash resources of $6,294,862 as of December 31, 2006, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of April 3, 2007, there were no material commitments for capital expenditures.

     During 2006 and 2005, the Partnership received cash distributions of $84,010 and $445,206, respectively, from the Local Partnerships.

     The Partnership's remaining obligation with respect to its investment in Victorian Towers Associates (Victorian Towers), in the form of a nonrecourse purchase money note having an aggregate principal balance of $775,000, plus aggregate accrued interest of $2,340,117, as of December 31, 2006, was payable in full upon the earliest of: (i) sale or refinancing of the respective Local
Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note matured January 1, 2007 and was not paid.

     The purchase money note, which was nonrecourse to the Partnership, was secured by the Partnership's interest in Victorian Towers. The Partnership transferred its interest in Victorian Towers to the noteholder effective January 2, 2007 in full satisfaction of the purchase money note.

     See  the  notes  to  consolidated   financial   statements  for  additional
information concerning purchase money notes.

     The excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 35.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership lost its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

     Included in due on investments in partnerships is $119,544 due to a previous owner related to Meadow Lanes at December 31, 2006 and 2005; accrued interest payable thereon was $33,976 at December 31, 2006 and 2005. These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2006, net cash provided by investing activities was adequate to support net cash used in operating activities. Cash and cash equivalents increased $228,458 during 2006, primarily due to the receipts of distributions from partnerships and proceeds received from disposition of investments in partnerships, partially offset by the distribution to Additional Limited Partners. For the years ended December 31, 2006 and December 31, 2005, distributions of $84,010 and $445,206, respectively, were received from Local Partnerships. The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years.

     On December 6, 2005, the Partnership made a cash distribution of $1,197,640 ($20 per unit) to Additional Limited Partners who were holders of record as of August 31, 2005. The distribution consisted of proceeds received from the sales of the properties owned by Bartley Manor, Village Green and Village Square. On July 21, 2006, the Partnership made a cash distribution of $7,305,604 ($122 per unit) to Additional Limited Partners who were holders of record as of July 1, 2006. The distribution consisted of proceeds received from the sale of the Partnership's interest in Arboretum Village and the sales of the properties known as Village Squire I & II and Village Squire III. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money note and related accrued interest, and for operating cash reserves.

                              Results of Operations
                              ---------------------

2006 Versus 2005
----------------

     The Partnership recognized net income for the year ended December 31, 2006, compared to net loss in 2005, primarily due to gain from extinguishment of debt related to the transfer of the Partnership's interests in Heritage Estates I and Heritage Estates II in April 2006 and gain on disposition of investment in partnerships related to the sale of the Partnerships interest in Arboretum Village in March 2006 and the sale of the Village Squire I & II and Village Squire III properties in June 2006. Interest and other revenue increased due to higher interest rates in 2006 and the receipt of additional income related to properties sold or transferred. Interest expense decreased due to a lower purchase money note balance. Share of income from partnerships decreased primarily due to the cessation of income from properties sold or transferred in 2006. General and administrative expenses increased primarily due to higher reimbursed payroll costs and printing cost relating to the proxy.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2006 and 2005, did not include losses of $416,752 and $949,995, respectively. Distributions of $72,475 and $398,719, received from four and four Local Partnerships during 2006 and 2005, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     The combined rental revenues for the Partnership's remaining six properties for the five years ended December 31, 2006, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2006 and in prior years.

                                                              For the years ended December 31,
                           ----------------------------------------------------------------------------------------------------
                              2006                 2005                   2004                   2003                  2002
                           ----------           -----------             ----------             ----------            ----------
Combined Rental
  Revenue                  $6,407,014           $6,253,173              $6,264,212             $6,314,486            $6,281,601

Annual Percentage
  Increase (Decrease)                   2.5%                  (0.2)%                  (0.8%)                 (0.5%)



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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In February 2007, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2007 evaluation, and subject to the foregoing, the Principal Executive Officer and

                                     PART II
                                     -------


ITEM 8A. CONTROLS AND PROCEDURES - Continued
         -----------------------

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


ITEM 8B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2006, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2006.

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

William B. Dockser, 70, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 60, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at April 3, 2007.

                                                                      % of Total
           Name and Address                Amount and Nature         Units Issued
          of Beneficial Owner           of Beneficial Ownership     and Outstanding
          -------------------           -----------------------     ---------------
          Equity Resource                    12,271 Units                20.5%
            Investment, LLC
          44 Brattle Street
          Cambridge, MA 02138



     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of April 3, 2007, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

                                                                      % of Total
              Name of                      Amount and Nature         Units Issued
          Beneficial Owner              of Beneficial Ownership     and Outstanding
          ----------------              -----------------------    -----------------
          William B. Dockser                     None                    0.0%
          H. William Willoughby                  None                    0.0%
          All Directors and Officers
            as a Group (2 persons)               None                    0.0%


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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2006 and 2005, the Partnership retained Grant Thornton LLP to provide services as follows.

                                             Year Ended December 31,
                                          ------------------------------
                                            2006                  2005
                                          --------              --------

     Audit fees                           $140,044              $131,376
     Audit-related fees                         --                 --
     Tax fees (1)                           30,975                26,950
     All other fees                             --                    --
                                          --------              --------
          Total billed                    $171,019              $158,326
                                          ========              ========


     (1)  Preparation of Partnership federal and state tax returns.

     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2006 and 2005, which services it was determined did not compromise Grant Thornton LLP's independence.

                                                       III-4

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CAPITAL REALTY INVESTORS-IIILIMITED PARTNERSHIP
                             ---------------------------------------------------
                             (Registrant)

                             by:  C.R.I., Inc.
                                  ----------------------------------------------
                                  Managing General Partner



April 3, 2007                     by:  /s/ William B. Dockser
-------------                          -----------------------------------------
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


April 3, 2007                      by:  /s/ H. William Willoughby
-------------                           ----------------------------------------
DATE                                    H. William Willoughby,
                                        Director, President, Secretary,
                                          Principal Financial Officer and
                                          Principal Account Officer



                                      III-5

Report of Independent Registered Public Accounting Firm


The Partners
Capital Realty Investors-III Limited Partnership.


We have audited the accompanying consolidated balance sheets of Capital Realty Investors-III Limited Partnership (a Maryland limited partnership) and subsidiaries (the Partnership) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships in connection with our 2005 audit. The Partnership's share of income from these Local Partnerships constitutes $(119,029) of loss included in the Partnership's 2005 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-III Limited Partnership and subsidiaries as of December 31, 2006 and the results of their operations, changes in partners' (deficit) capital and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based upon our audit and the reports of other auditors, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-III Limited Partnership and subsidiaries as of December 31, 2005 and the results of their operations, changes in partners' (deficit) capital and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                      III-6

As described in Note A to the financial statements, the Partnership has received limited partner approval of the Partnership's plan to sell all of the Partnership's assets and dissolve the Partnership pursuant to a Plan of Liquidation and Dissolution. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


                                                          Grant Thornton LLP


McLean, Virginia
April 3, 2007

                                      III-7

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2006            2005
                                                                                      ------------    ------------
Investments in partnerships .......................................................   $  2,404,280    $  2,435,672
Investment in partnerships held for sale or transfer ..............................         82,730          94,947
Investment in partnerships held in escrow .........................................           --         1,043,041
Cash and cash equivalents .........................................................      6,294,862       6,066,404
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $60,703 and $108,273, respectively ...........         16,451          36,175
Property purchase costs,
  net of accumulated amortization of $36,300 and $126,014, respectively ...........         12,183          51,221
Sale proceeds receivable ..........................................................        132,873          15,900
Other assets ......................................................................        231,099           6,060
                                                                                      ------------    ------------

      Total assets ................................................................   $  9,174,478    $  9,749,420
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $    894,544    $  5,294,544
Accrued interest payable ..........................................................      2,374,093      12,536,232
Accounts payable and accrued expenses .............................................        625,053         177,565
                                                                                      ------------    ------------

      Total liabilities ...........................................................      3,893,690      18,008,341
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (26,574,246)    (19,268,642)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (21,991,533)    (42,836,846)
                                                                                      ------------    ------------

      Total partners' capital (deficit) ...........................................      5,280,788      (8,258,921)
                                                                                      ------------    ------------

      Total liabilities and partners' capital (deficit) ...........................   $  9,174,478    $  9,749,420
                                                                                      ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-8

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 For the years ended
                                                                                     December 31,
                                                                              -------------------------
                                                                                  2006         2005
                                                                              -----------   -----------
Share of income from partnerships .........................................   $    95,628   $   454,923
                                                                              -----------   -----------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ......................................    13,610,976          --
    Interest and other ....................................................       568,938       188,273
                                                                              -----------   -----------

                                                                               14,179,914       188,273
                                                                              -----------   -----------

  Expenses:
    Interest ..............................................................       104,696       626,286
    Management fee ........................................................       300,000       300,000
    General and administrative ............................................       447,941       298,243
    Professional fees .....................................................       184,852       181,992
    Amortization of deferred costs ........................................        10,484        22,853
                                                                              -----------   -----------

                                                                                1,047,973     1,429,374
                                                                              -----------   -----------

      Total other revenue and expenses ....................................    13,131,941    (1,241,101)
                                                                              -----------   -----------

Income (loss) before gain on disposition of investment in partnerships ....    13,227,569      (786,178)

Gain on disposition of investment in partnerships,
  net of disposition fees .................................................     7,617,744       152,376
                                                                              -----------   -----------

Net income (loss) .........................................................   $20,845,313   $  (633,802)
                                                                              ===========   ===========


Net income (loss) allocated to General Partners (1.51%) ...................   $   314,764   $    (9,570)
                                                                              ===========   ===========

Net income (loss) allocated to Initial and Special Limited Partners (1.49%)   $   310,595   $    (9,444)
                                                                              ===========   ===========

Net income (loss) allocated to Additional Limited Partners (97%) ..........   $20,219,954   $  (614,788
                                                                              ===========   ===========

Net income (loss) per unit of Additional Limited Partner Interest,
  based on 59,882 units outstanding .......................................   $    337.66   $    (10.27)
                                                                              ===========   ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-9

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                                    Initial and
                                                                      Special          Additional
                                                     General          Limited           Limited
                                                     Partners         Partners          Partners            Total
                                                    ----------      -----------       ------------       -----------
Partner's deficit, January 1, 2005                  $(764,039)      $(754,524)        $(4,908,916)       $(6,427,479)

  Net loss                                             (9,570)         (9,444)           (614,788)          (633,802)

  Distribution to General Partners

  Distribution of $20.00 per unit
    of Additional Limited Partner Interest                 --              --          (1,197,640)        (1,197,640)
                                                    ---------       ---------         -----------        -----------


Partner's deficit, December 31, 2005                 (773,609)       (763,968)         (6,721,344)        (8,258,921)

  Net income                                          314,764         310,595          20,219,954         20,845,313

  Distribution of $122.00 per unit
    of Additional Limited Partner Interest                 --              --          (7,305,604)        (7,305,604)
                                                    ---------       ---------         -----------        -----------

Partners' (deficit) capital, December 31, 2006      $(458,845)      $(453,373)        $ 6,193,006        $ 5,280,788
                                                    =========       =========         ===========        ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     III-10

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the years ended
                                                                                     December 31,
                                                                             ----------------------------
                                                                                 2006           2005
                                                                             ------------    ------------
Cash flows from operating activities:
  Net income (loss) ......................................................   $ 20,845,313    $   (633,802)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of income from partnerships ....................................        (95,628)       (454,923)
    Amortization of deferred costs .......................................         10,484          22,853
    Gain from extinguishment of debt .....................................    (13,610,976)           --
    Gain on disposition of investment in partnerships,
      net of disposition fees ............................................     (7,617,744)       (152,376)

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships            --               109
      Increase in other assets ...........................................       (225,039)         (5,824)
      Increase in accrued interest payable ...............................        104,696         626,286
      Payment of purchase money note interest ............................        (12,818)       (138,925)
      Increase in accounts payable and accrued expenses ..................        447,488          13,876
                                                                             ------------    ------------

        Net cash used in operating activities ............................       (154,224)       (722,726)
                                                                             ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships .............................         84,010         445,206
  Collection of sales proceeds receivable ................................         15,900            --
  Proceeds from disposition of investment in partnerships ................      9,373,376       1,239,926
  Disposition fees paid to related party .................................     (1,785,000)        (50,000)
  Advance to Local Partnership ...........................................       (150,000)           --
  Collection of advance to Local Partnership .............................        150,000          31,500
                                                                             ------------    ------------

        Net cash provided by investing activities ........................      7,688,286       1,666,632
                                                                             ------------    ------------


Cash flows from financing activities:
  Distributions to Additional Limited Partners ...........................     (7,305,604)     (1,197,640)
                                                                             ------------    ------------


Net increase (decrease) in cash and cash equivalents .....................        228,458        (253,734)

Cash and cash equivalents, beginning of year .............................      6,066,404       6,320,138
                                                                             ------------    ------------

Cash and cash equivalents, end of year ...................................   $  6,294,862    $  6,066,404
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

          The Partnership sold 60,000 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated in January 1984. As of December 31, 2006, 118 units of limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The consolidated financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Principles of consolidation
          ---------------------------

          The Partnership had invested in three intermediary limited partnership which invested in four Local Partnerships which owned and operated government-assisted or conventionally financed apartment properties. During the year ended December 31, 2006, the Partnership sold or otherwise transferred its interests in these intermediary limited partnerships. The Partnership's share of the intermediary limited partnership's activity is reflected in accompanying consolidated financial statements through the date of sale or transfer. All activity between the Partnership and the intermediary limited partnerships has been eliminated in the accompanying consolidated financial statements.

     d.   Investments in partnerships
          ---------------------------

          The investments in Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2006 and 2005, the Partnership's share of cumulative losses of four and nine of


                                     III-12

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     the Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $9,993,531 and $11,244,422, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements. Distributions of $72,475 and $398,719, received from four and four Local Partnerships during 2006 and 2005, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

     e.   Investment in partnerships held for sale or transfer
          ----------------------------------------------------

          Due to the transfer of the Partnership's interest in Victorian Towers Associates (Victoria Towers) effective January 2, 2007, as further discussed in Note 2.a., the Partnership's investment in the Local Partnership has been reclassified to asset held for sale or transfer in the accompanying balance sheet at December 31, 2006. Due to the possible sale of the Partnership's interest in Windham Associates Limited Partnership (Windham Village), as further discussed in Note 2.e., the Partnership's investment in the Local Partnership has been reclassified to asset held for sale or transfer in the accompanying balance sheet at December 31, 2006. Due to the possible sales of the properties related to Villa Mirage I and Villa Mirage II, as further discussed in Note 2.e., the Partnership's investments in these Local Partnerships have been reclassified to asset held for sale or transfer in the accompanying balance sheet at December 31, 2006. Due to the possible sale of the properties related to Village Squire Apartments (Village Squire I & II) and Village Squire Apartments III (Village Squire III), as further discussed in Note 2.d., the Partnership's investment in these Local Partnerships was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2005. In June 2006, the properties related to Village Squire I & II and Village Squire III were sold. Due to the 2006 sale of the property related to Arboretum Villages Limited Partnership (Arboretum Village), the Partnership's investment in the Local Partnership was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2005. The Partnership's interest in Arboretum Village was sold in March 2006. Assets held for sale or transfer are not recorded in excess of their estimated net realizable value.

     f.   Investment in partnerships held in escrow
          -----------------------------------------

          During April 2003, documents transferring the Partnership's interest in Heritage Estates I and Heritage Estates II to the noteholders were placed in escrow, as further discussed in Note 2.a. Accordingly, the Partnership's investment in this Local Partnership was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets at December 31, 2005. The interests were transferred to the assignees effective February 8, 2006. Assets held in escrow are not recorded in excess of their estimated net realizable value.

                                     III-13

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     g.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits, and repurchase agreements with original maturities of three months or less. Interest income is recognized as earned.

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

     l.   New accounting pronouncement
          ----------------------------

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

          In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has determined that SFAS No. 157 will have no material impact to the Partnership.

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

          The record date for voting was November 1, 2005, and the final voting deadline was January 20, 2006. The Managing General Partner has received consent from a majority in interest of the Limited Partners for the liquidation of the Partnership. A tabulation of votes received by the voting deadline follows.


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

     m.   Allocation of net income (loss)
          -------------------------------

          Net income (loss) is allocated based on respective partnership interest or units outstanding. The Partnership has no dilutive interests.


2.   INVESTMENTS IN PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2006 and 2005, the Partnership held limited partner interests in six and twelve Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships follow.

                                                         December 31,
                                                 -----------------------------
                                                    2006              2005
                                                 -----------       -----------

          Due to local general partners:         $   119,544       $   119,544

          Purchase money notes due in:
            2004                                          --         4,400,000
            2007                                     775,000           775,000
                                                 -----------       -----------
                Subtotal                             894,544         5,294,544
                                                 -----------       -----------
          Accrued interest payable                 2,374,093        12,536,232
                                                 -----------       -----------
                Total                            $ 3,268,637       $17,830,776
                                                 ===========       ===========


          The amounts due to local general partners will be paid upon the occurrence of certain specific events, as outlined in the respective Local Partnership's partnership agreement.

          The purchase money note related to Victorian Towers had a stated interest rate of 3.06%. The purchase money note was nonrecourse, but its terms provided for payment in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or
     (iii) maturity. The purchase money note was extended to mature January 1, 2007. As of December 31, 2006, principal and accrued interest balances were $775,000 and $2,340,117, respectively. The Partnership's interest in Victorian Towers was transferred to the noteholder in full satisfaction of the purchase money note effective January 2, 2007.

                                     III-16

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          Upon the transfer of the Partnership's interest in Victorian Towers effective January 2, 2007, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain is taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, the Partnership lost its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

          Included in due on investments in partnerships is $119,544 due to a previous owner related to Meadow Lanes at December 31, 2006 and 2005; accrued interest payable thereon was $33,976 at December 31, 2006 and 2005. These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

          The Managing General Partner continues to address the maturity and impending maturity of the Partnership's remaining debt obligation and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2006 and 2005, was $104,696 and $626,286, respectively. The accrued interest payable on the purchase money notes of $2,340,117 and $12,502,256 as of December 31, 2006 and 2005, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

          In April 2003, the Managing General Partner and the purchase money noteholders agreed to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II to January 1, 2004. In conjunction therewith, on April 4, 2003, documents transferring the Partnership's interests in Heritage Estates I and Heritage Estates II were placed in escrow to be released to the noteholders in the event of non-payment at maturity. The noteholders obtained regulatory consents for the transfers and the conveyance instruments were released from escrow as of February 8, 2006. The transfer resulted in gain from extinguishment of debt of $13,610,976 for financial statement purposes in 2006, and gain of $13,034,619 for federal tax purposes in 2006. At December 31, 2006, the Partnership accrued $116,595 for a cash distribution received in January 2007 which is recorded as other income for financial statement purposes, and which increased the gain mentioned above.


                                     III-17

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                Victorian Towers
                                ----------------

          The Partnership defaulted on its purchase money note related to Victorian Towers on January 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. Subsequent thereto, the parties extended the maturity date to January 1, 2004. In June 2003, the Managing General Partner and the purchase money noteholder agreed to further extend the maturity date of the purchase money note related to Victorian Towers to January 1, 2007, and to reduce its interest rate effective as of January 1, 2003. At the time of the agreement, the Partnership made a $125,000 payment to the purchase money noteholder to be applied to the purchase money note principal. On January 1, 2007, the purchase money note was not paid. The noteholder accepted the assignment of the Partnership's interest in the Local Partnership effective January 2, 2007 in full satisfaction of the note. The transfer will result in gain from extinguishment of debt of $3,096,290 for financial statement purposes in 2007 and gain of approximately $5.1 million to be reported in 2007 for federal tax purposes.

          The Partnership's basis in Victorian Towers, along with the net unamortized amount of acquisition fees and purchase property costs, which totaled $19,059 at December 31, 2006, has been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at that date.

     b.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 98.00% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the "Agencies") of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2006 and 2005, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $84,010 and $445,206, respectively. As of December 31, 2006 and 2005, five and five, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $361,310 and $206,145, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

     d.   Completed sales
          ---------------

                                Arboretum Village
                                -----------------

          On March 1, 2006, the Partnership's interest in Arboretum Village was sold. Gross cash proceeds received by the Partnership totaled $6,988,753. The sale resulted in net gain on disposition of investments in partnerships of $5,677,535 for financial statement purposes in 2006 and $15,031,712 for federal income tax purposes. In accordance with the terms of the Partnership Agreement, in March 2006, the Managing General Partner was paid a disposition fee of $975,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

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

                Bartley Manor, Village Green, and Village Square
                ------------------------------------------------

          On July 26, 2005, the properties owned by Bartley Manor Limited Partnership (Bartley Manor), Village Green of Wisconsin Ltd. Partnership (Village Green) and Village Square were sold. Cash proceeds received in 2005 by the Partnership totaled $1,239,926. The sales resulted in net gain on disposition of investments in partnerships of $152,376 for financial statement purposes and $1,342,655 for federal income tax purposes in 2005. The Partnership accrued $15,900 at December 31, 2005 for sale proceeds receivable related to these sales, which amounts were received in February 2006. In accordance with the terms of the Partnership Agreement, in August 2005, the Managing General Partner was paid a disposition fee of $50,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

                               Lakewood Apartments
                               -------------------

          On December 31, 2006, the Partnership's interest in Eufaula Apartments Ltd. (Lakewood Apartments) was sold. The sale resulted in loss on disposition of investment in partnerships of $8,556 for financial statement purposes in 2006 and $626,894 of gain for federal tax purposes. In March
     2007, the Partnership received a cash distribution of $8,678 which is accrued and included in other income in the accompanying financial statements at December 31, 2006.

                                     III-19

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                          Village Squire I & II and III
                          -----------------------------

          On June 27, 2006, the properties related to Village Squire I & II and Village Squire III were sold. Gross cash proceeds distributed to the Partnership at December 31, 2006 totaled $2,990,786. The sale resulted in gain on disposition of investments in partnerships of $1,948,765 for financial statement purposes in 2006 and $12,425,791 for federal income tax purposes. In accordance with the terms of the Partnership Agreement, in July 2006, the Managing General Partner was paid a disposition fee of $810,000 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnerships at June 30, 2006.

          The Partnership's basis in the Local Partnerships, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $54,729 at December 31, 2005, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

     e.   Assets held for sale or transfer
          --------------------------------

                       Villa Mirage I and Villa Mirage II
                       ----------------------------------

          On November 8, 2006, contracts for the sales of the Villa Mirage I and Villa Mirage II properties were signed. Due to the possible sale of the properties related to Villa Mirage I and Villa Mirage II, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and purchase property costs, which totaled $49,417 and $6,594, respectively, as of December 31, 2006, have been reclassified to asset held for sale or transfer in the accompanying balance sheet at that date. There is no assurance that the sales of the properties will occur.

                                 Windham Village
                                 ---------------

          On August 18, 2006, a contract for the sale of the Partnership's interest in Windham Village was signed. Due to the possible sale of the Partnership's interest in Windham Village, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $7,660 as of December 31, 2006, has been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at that date. There is no assurance that a sale of the Partnership's interest in Windham Village will occur.

     f.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the six Local Partnerships in which the Partnership is invested as of December 31, 2006, follow. The information is presented separately for two Local Partnerships which have investment basis (equity method), and for four Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).


                                     III-20

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                              COMBINED BALANCE SHEETS
                                                 December 31, 2006

                                                         Equity
                                                         Method           Suspended             Total
                                                      ------------       ------------        ------------
          Number of Local Partnerships                     2                 4                    6
                                                           =                 =                    =
          Rental property, at cost, net of
            accumulated depreciation of
            $5,985,836, $22,983,879, and
            $28,969,715, respectively                 $  1,919,924       $  9,622,971        $ 11,542,895
          Land                                             432,415          2,636,331           3,068,746
          Other assets                                   2,022,633          3,412,176           5,434,809
                                                      ------------       ------------        ------------
              Total assets                            $  4,374,972       $ 15,671,478        $ 20,046,450
                                                      ============       ============        ============


          Mortgage notes payable                      $  2,504,309       $ 21,159,322        $ 23,663,631
          Other liabilities                                434,928          3,263,765           3,698,693
          Due to general partners                        1,029,543          1,256,511           2,286,054
                                                      ------------       ------------        ------------
              Total liabilities                          3,968,780         25,679,598          29,648,378

          Partners' capital (deficit)                      406,192        (10,008,120)         (9,601,928)
                                                      ------------       ------------        ------------
              Total liabilities and partners'
                capital (deficit)                     $  4,374,972       $ 15,671,478        $ 20,046,450
                                                      ============       ============        ============

                                           COMBINED STATEMENTS OF OPERATIONS
                                         For the year ended December 31, 2006

                                                         Equity
                                                         Method           Suspended             Total
                                                      ------------       ------------        ------------
          Number of Local Partnerships                     2                 4                    6
                                                           =                 =                    =
          Revenue:
            Rental                                    $  1,248,975       $  5,158,039        $  6,407,014
            Other                                          141,051            258,929             399,980
                                                      ------------       ------------        ------------
              Total revenue                              1,390,026          5,416,968           6,806,994
                                                      ------------       ------------        ------------

          Expenses:
            Operating and other                            914,376          3,549,550           4,463,926
            Interest                                       136,085          1,167,256           1,303,341
            Depreciation and amortization                  314,515          1,117,567           1,432,082
                                                      ------------       ------------        ------------
              Total expenses                             1,364,976          5,834,373           7,199,349
                                                      ------------       ------------        ------------
          Net income (loss)                           $     25,050       $   (417,405)       $   (392,355)
                                                      ============       ============        ============

          Cash distributions                          $     11,535       $     14,971        $     26,506
                                                      ============       ============        ============

          Cash distributions recorded as reduction
            of investments in partnerships            $     11,535       $         --        $     11,535
                                                      ============       ============        ============

          Cash distributions recorded as income       $        --        $     72,475 (1)    $     72,475

          Partnership's share of Local Partnership
            net income (loss)                              122,839            (99,686)             23,153
                                                      ------------       ------------        ------------
          Share of income from partnerships           $    122,839       $    (27,211)       $     95,628
                                                      ============       ============        ============


          (1) Includes Arboretum Village sold in March 2006 and Lakewood Apartments sold in December 2006.


                                     III-21

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          Combined balance sheets and combined statements of operations for the twelve Local Partnerships in which the Partnership was invested as of December 31, 2005, follow. The information is presented separately for three Local Partnerships which have investment basis (equity method), and for nine Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).


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



                                     III-22

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2005

                                                         Equity
                                                         Method            Suspended            Total
                                                      ------------        ------------       ------------
          Number of Local Partnerships                     3                   9                  12
                                                           =                   =                  ==
          Revenue:
            Rental                                    $  2,144,781        $ 13,136,763       $ 15,281,544
            Other                                          201,889             815,156          1,017,045
                                                      ------------        ------------       ------------
              Total revenue                              2,346,670          13,951,919         16,298,589
                                                      ------------        ------------       ------------

          Expenses:
            Operating and other                          1,575,171           9,145,943         10,721,114
            Interest                                       329,148           3,445,556          3,774,704
            Depreciation and amortization                  412,986           2,294,396          2,707,382
                                                      ------------        ------------       ------------
              Total expenses                             2,317,305          14,885,895         17,203,200
                                                      ------------        ------------       ------------
          Net income (loss)                           $     29,365        $   (933,976)      $   (904,611)
                                                      ============        ============       ============

          Cash distributions                          $    46,487 (1)     $    398,719       $    445,206
                                                      ===========         ============       ============

          Cash distributions recorded as reduction
            of investments in partnerships            $    46,487 (1)     $         --       $     46,487
                                                      ===========         ============       ============

          Cash distributions recorded as income       $        --         $    398,719       $    398,719

          Partnership's share of Local Partnership
            net income (loss)                              56,204 (2)               --             56,204
                                                      -----------         ------------       ------------
          Share of income from partnerships           $    56,204         $    398,719       $    454,923
                                                      ===========         ============       ============


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

     g.   Reconciliation  of the Local  Partnerships'  financial  statement  net
          ----------------------------------------------------------------------
            (loss) income to taxable income
            -------------------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (i) certain revenue and the related assets are recorded when received rather than when earned; (ii) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (iii) a shorter life is used to compute depreciation on the
     property  as  permitted  by  Internal   Revenue  Code  and  the  underlying
     regulations. These returns are subject to examination and, therefore, possible adjustment by the IRS.



                                     III-23

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. INVESTMENTS IN PARTNERSHIPS - Continued

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to taxable income follows.

                                                     For the years ended
                                                         December 31,
                                                 ----------------------------
                                                    2006               2005
                                                 ----------        ----------

     Financial statement net loss                $ (392,355)       $ (904,611)

     Differences between financial statement
       and tax depreciation, amortization,
       and miscellaneous differences              1,001,215         2,044,814
                                                 ----------        ----------
     Taxable income                              $  608,860        $1,140,203
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2006 and 2005, the Partnership paid $350,154 and $244,499, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

For each of the years ended December 31, 2006 and 2005, the Partnership paid the Managing General Partner a Management Fee of $300,000.

     Until January 22, 2006, when the Liquidation Proxy authorized an increased disposition fee to the Managing General Partner under the terms set forth therein, the Managing General Partner and/or its affiliates had been authorized to receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee has been subject to certain restrictions,

                                     III-24

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS - Continued

including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the terms of the Partnership Agreement, in August 2005, the Managing General Partner was paid a disposition fee of $50,000 related to the sales of Bartley Manor, Village Green and Village Square, which was netted against the related gain on disposition of investment in partnerships. In March 2006, after the increased disposition fee was approved, the Managing General Partner was paid a disposition fee of $975,000 related to the sale of the Partnership's interest in Arboretum Village in March 2006, which was netted against the related gain on disposition of investment in partnerships. In July 2006, the Managing General Partner was paid a disposition fee of $810,000 related to the sales of Village Squire I & II and Village Squire III, which was netted against the related gain in disposition of investment in partnerships.


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

     Until January 22, 2006, when the Liquidation Proxy authorized an increased disposition fee to the Managing General Partner under the terms set forth therein, the Managing General Partner and/or its affiliates had been authorized to receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee has been subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the terms of the Partnership Agreement, in August 2005, the Managing General Partner was paid a disposition fee of $50,000 related to the sales of Bartley Manor, Village Green and Village Square, which was netted against the related gain on disposition of investment in partnerships. In March 2006, after the increased disposition fee was approved, the Managing General Partner was paid a disposition fee of $975,000 related to the sale of the Partnership's interest in Arboretum Village in March 2006, which was netted against the related gain on disposition of investment in partnerships. In July 2006, the Managing General Partner was paid a disposition fee of $810,000 related to the sales of Village Squire I & II and Village Squire III, which was netted against the related gain in disposition of investment in partnerships.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On December 6, 2005, the Partnership made a cash distribution of $1,197,640 ($20 per unit) to Additional Limited Partners who were holders of record as of August 31, 2005. The distribution consisted of proceeds received from the sales of the properties owned by Bartley Manor, Village Green and Village Square. On July 21, 2006, the Partnership made a cash distribution of $7,305,604 ($122 per unit) to Additional Limited Partners who were holders of record as of July 1, 2006. The distribution consisted of proceeds received from the sale of the Partnership's interest in Arboretum Village and the sales of the properties known as Village Squire I & II and Village Squire III.

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

for the years ended December 31, 2006 and 2005. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for the possible repayment or retirement of the Partnership's outstanding purchase money note and related accrued interest related to the Local Partnership, and for operating cash reserves.


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE INCOME

     For federal income tax purposes, the Partnership reports on a basis whereby: (i) certain expenses are amortized rather than expensed when incurred;
(ii) certain costs are amortized over a shorter period for tax purposes, as permitted by the Internal Revenue Code and underlying regulations, and (iii) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.f.), including losses in excess of related investment amounts. These returns are subject to examination and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net income (loss) to taxable income follows.

                                                                          For the years ended
                                                                              December 31,
                                                                      -----------------------------
                                                                          2006              2005
                                                                      -----------       -----------
Financial statement net income (loss)                                 $20,845,313       $  (633,802)

Adjustments:
  Differences between financial statement net income
   and taxable income related to the Partnership's equity
   in the Local Partnerships' income or losses                           (264,377)          829,269

  Differences between financial statement gain and taxable gain
    from the sale or transfer of properties                            19,890,296           992,542

  Costs amortized over a shorter period for income tax purposes            10,484            22,853
                                                                      -----------       -----------
Taxable income                                                        $40,481,716       $ 1,210,862
                                                                      ===========       ===========


Cash concentration risk
-----------------------

     Financial instruments that potentially subject the Fund to concentrations of credit risk consist primarily of cash. The corporation maintains three cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2006, the uninsured portion of the cash balances was $6,560,704.

                                      # # #



                                     III-27

                                EXHIBIT No. 99 b.

None.