Form 10QSB
period 2007-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2007-05-10
CIK 722833

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


                  For the quarterly period ended March 31, 2007


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

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2007



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2007 and December 31, 2006..........................  1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2007 and 2006............  2

         Statements of Cash Flows
           - for the three months ended March 31, 2007 and 2006............  3

         Notes to  Financial Statements
           - March 31, 2007 and 2006.......................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  12

Item 3.  Controls and Procedures...........................................  14


Part II - OTHER INFORMATION

Item 5.  Other Information.................................................  15

Item 6.  Exhibits..........................................................  16

Signature..................................................................  17

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        March 31,     December 31,
                                                                                          2007            2006
                                                                                      ------------    ------------
                                                                                        (Unaudited)
Investments in partnerships .......................................................   $  2,435,343    $  2,404,280
Investment in partnerships held for sale or transfer ..............................         38,750          82,730
Cash and cash equivalents .........................................................      6,294,661       6,294,862
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $61,345 and $60,703, respectively ............         15,808          16,451
Property purchase costs,
  net of accumulated amortization of $36,704 and $36,300, respectively ............         11,779          12,183
Sales proceeds receivable .........................................................           --           132,873
Other assets ......................................................................         27,188         231,099
                                                                                      ------------    ------------

      Total assets ................................................................   $  8,823,529    $  9,174,478
                                                                                      ============    ============


                                                  LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $    119,544    $    894,544
Accrued interest payable ..........................................................         33,976       2,374,093
Accounts payable and accrued expenses .............................................        327,975         625,053
                                                                                      ------------    ------------

      Total liabilities ...........................................................        481,495       3,893,690
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (26,574,246)    (26,574,246)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (18,930,287)    (21,991,533)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      8,342,034       5,280,788
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  8,823,529    $  9,174,478
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                        For the three months ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                           2007            2006
                                                                       ------------    ------------
Share of income (loss) from partnerships ...........................   $      6,141    $    (98,896)
                                                                       ------------    ------------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ...............................      3,096,290      13,610,976
    Interest .......................................................         82,265          82,007
                                                                       ------------    ------------

                                                                          3,178,555      13,692,983

  Expenses:
    General and administrative .....................................        103,384         126,333
    Other ..........................................................         98,686            --
    Management fee .................................................         75,000          75,000
    Professional fees ..............................................         43,744          40,863
    Amortization of deferred costs .................................          1,046           2,681
    Interest .......................................................            232          72,915
                                                                       ------------    ------------

                                                                            322,092         317,792
                                                                       ------------    ------------

      Total other revenue and expenses .............................      2,856,463      13,375,191
                                                                       ------------    ------------

Income before gain on disposition of investment
  in partnerships ..................................................      2,862,604      13,276,295

Gain on disposition of investment in partnerships ..................        198,642       5,677,535
                                                                       ------------    ------------

Net income .........................................................      3,061,246      18,953,830

Accumulated losses, beginning of period ............................    (21,991,533)    (42,836,846)
                                                                       ------------    ------------

Accumulated losses, end of period ..................................   $(18,930,287)   $(23,883,016)
                                                                       ============    ============


Net income allocated to General Partners (1.51%) ...................   $     46,225    $    286,203
                                                                       ============    ============

Net income allocated to Initial and Special Limited Partners (1.49%)   $     45,612    $    282,412
                                                                       ============    ============

Net income allocated to Additional Limited Partners (97%) ..........   $  2,969,409    $ 18,385,215
                                                                       ============    ============

Net income per unit of Additional Limited Partner Interest,
  based on 59,882 units outstanding ................................   $      49.59    $     307.02
                                                                       ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the three months ended
                                                                                           March 31,
                                                                                  ----------------------------
                                                                                     2007             2006
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  3,061,246    $ 18,953,830

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of (income) loss from partnerships ..................................         (6,141)         98,896
    Gain from extinguishment of debt ..........................................     (3,096,290)    (13,610,976)
    Gain on disposition of investment in partnerships .........................       (198,642)     (5,677,535)
    Amortization of deferred costs ............................................          1,046           2,681

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................        203,911            (261)
      Increase in accrued interest payable ....................................            232          72,915
      (Decrease) increase in accounts payable and accrued expenses ............       (297,078)        147,870
                                                                                  ------------    ------------
        Net cash used in operating activities .................................       (331,716)        (12,580)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................           --            43,843
  Proceeds from disposition of investment in partnerships .....................        198,642       6,763,753
  Collection of sales proceeds ................................................        132,873          15,900
  Disposition fee paid to related party .......................................           --          (975,000)
  Advances to Local Partnership ...............................................           --          (150,000)
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        331,515       5,698,496
                                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents ..........................           (201)      5,685,916

Cash and cash equivalents, beginning of period ................................      6,294,862       6,066,404
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  6,294,661    $ 11,752,320
                                                                                  ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of March 31, 2007, and the results of its operations and its cash flows for the three month periods ended March 31, 2007 and 2006. The results of operations for the interim period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2006.


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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

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


3.   NEW ACCOUNTING PRONOUNCEMENTS

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


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                                      Notes
                                      -----

     The purchase money note related to Victorian Towers Associates (Victorian Towers), in the original principal amount of $900,000, matured on January 1, 1999, and was extended during 2003 to January 1, 2007. The Partnership transferred its interest in Victorian Towers to the noteholder effective January 2, 2007 in full satisfaction of the purchase money note.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2007 and 2006, was $232 and $72,915, respectively. The accrued interest payable on the purchase money note of $0 and $2,340,117 as of March 31, 2007 and December 31, 2006, respectively, was due on the maturity date of the purchase money note.

     Due on investments in partnerships includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both March 31, 2007 and December 31, 2006; accrued interest payable thereon was $33,976 at both March 31, 2007 and December 31, 2006. These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

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

     In April 2003, the Managing General Partner and the purchase money noteholders agreed to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II to January 1, 2004. In conjunction therewith, on April 4, 2003, documents transferring the Partnership's interests in Heritage Estates I and Heritage Estates II were placed in escrow, to be released to the noteholders in the event of non-payment at maturity. The noteholders obtained regulatory consents for the transfers and the conveyance instruments were released from escrow as of February 8, 2006. The transfer resulted in gain from extinguishment of debt of $13,610,976 for financial statement purposes in 2006, and in gain of $13,034,619 for federal tax purposes in 2006. At December 31, 2006, the Partnership accrued $116,595 for a cash distribution received in January 2007, which was recorded as other income for financial statement purposes, and which increased the gain mentioned above. At March 31, 2007, the Partnership accrued $98,686 and reduced other income for a cash distribution paid to the noteholders in April 2007.

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers on January 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. Subsequent thereto, the parties extended the maturity date to January 1, 2004. In June 2003, the Managing General Partner and the purchase money noteholder agreed to further extend the maturity date of the purchase money note related to Victorian Towers to January 1, 2007, and to reduce its interest rate effective as of January 1, 2003. At the time of the agreement, the Partnership made a $125,000 payment to the purchase money noteholder to be applied to the purchase money note principal. On January 1, 2007, the purchase money note was not paid. The noteholder accepted the assignment of the Partnership's interest in the Local Partnership effective January 2, 2007 in

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

full satisfaction of the note. The transfer resulted in gain from extinguishment of debt of $3,096,290 for financial statement purposes in 2007 and gain of approximately $5.1 million to be reported in 2007 for federal tax purposes.

     The Partnership's basis in Victorian Towers, along with the net unamortized amount of acquisition fees and purchase property costs, which totaled $19,059 at December 31, 2006, was reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at that date.

b.   Advance to Local Partnership
     ----------------------------

     In March 2006, the Partnership advanced $150,000 to Village Squire Apartments (Village Squire I & II) and (Village Squire III) to provide the Local Partnership with funds to pay outstanding accounts payable. In July 2006, the advance was repaid to the Partnership.

c.   Completed sales
     ---------------

                                Arboretum Village
                                -----------------

     On March 1, 2006, the Partnership's interest in Arboretum Village was sold. Gross cash proceeds received by the Partnership totaled $6,988,753. The sale resulted in net gain on disposition of investments in partnerships of $5,677,535 for financial statement purposes in 2006 and $15,031,712 for federal income tax purposes. In accordance with the terms of the Partnership Agreement, in March 2006, the Managing General Partner was paid a disposition fee of $975,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships. During the first quarter of 2007, the Partnership recorded gain on disposition of investment in partnerships of $296,000 for financial statement purposes for funds which had been held in reserve during 2006.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                               Lakewood Apartments
                               -------------------

     On December 31, 2006, the Partnership's interest in Eufaula Apartments Ltd. (Lakewood Apartments) was sold. The sale resulted in loss on disposition of investment in partnerships of $8,556 for financial statement purposes in 2006 and $626,894 of gain for federal tax purposes. In March 2007, the Partnership received a cash distribution of $8,678 which was accrued and included in other income in the accompanying financial statements at December 31, 2006.

                          Village Squire I & II and III
                          -----------------------------

     On June 27, 2006, the properties related to Village Squire I & II and Village Squire III were sold. Gross cash proceeds distributed to the Partnership at December 31, 2006 totaled $2,990,786. The sale resulted in gain on disposition of investments in partnerships of $1,948,765 for financial statement purposes in 2006 and $12,425,791 for federal income tax purposes. In accordance with the terms of the Partnership Agreement, in July 2006, the Managing General Partner was paid a disposition fee of $810,000 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnerships at June 30, 2006. At December 31, 2006, the Partnership accrued $132,873 for additional proceeds received in March 2007, which was recorded as gain on disposition of investment in partnerships for financial statement purposes, and which increased the gain mentioned above. During the first quarter of 2007, the Partnership reduced gain on disposition of investments in partnerships by $97,358 for additional expenses relating to the sales.

d.   Assets held for sale or transfer
     --------------------------------

                       Villa Mirage I and Villa Mirage II
                       ----------------------------------

     On November 8, 2006, contracts for the sales of the Villa Mirage I and Villa Mirage II properties were signed. Due to the possible sale of the properties related to Villa Mirage I and Villa Mirage II, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and purchase property costs, which totaled $24,496 and $6,594, respectively, as of March 31, 2007 and $49,417 and $6,594, respectively, as of December 31, 2006, have been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheets. There is no assurance that the sales of the properties will occur.

                                 Windham Village
                                 ---------------

     On August 18, 2006, a contract for the sale of the Partnership's interest in Windham Village was signed. Due to the possible sale of the Partnership's interest in Windham Village, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $7,660 as of both March 31, 2007 and December 31, 2006, has been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheets. There is no assurance that a sale of the Partnership's interest in Windham Village will occur.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

e.   Summarized financial information
     --------------------------------

     Combined statements of operations for the five and nine Local Partnerships in which the Partnership was invested as of March 31, 2007 and 2006, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                                         COMBINED STATEMENTS OF OPERATIONS

                                                    (Unaudited)

                                                                  For the three months ended
                                                                           March 31,
                                                  ----------------------------------------------------------
                                                            2007                             2006
                                                  ------------------------         -------------------------
                                                    Equity                           Equity
                                                    Method       Suspended           Method       Suspended
                                                  ----------     ----------        ----------     ----------
         Number of Local Partnerships                  2             3                  2             7
                                                       =             =                  =             =

         Revenue:
           Rental                                 $  312,244     $  916,807        $  310,661     $2,235,800
           Other                                      35,263         43,960            32,904        146,805
                                                  ----------     ----------        ----------     ----------

             Total revenue                           347,507        960,767           343,565      2,382,605
                                                  ----------     ----------        ----------     ----------

         Expenses:
           Operating                                 228,594        587,727           215,497      1,579,046
           Interest                                   34,021        273,128            45,581        601,961
           Depreciation and amortization              78,629        194,556            75,082        392,343
                                                  ----------     ----------        ----------     ----------

             Total expenses                          341,244      1,055,411           336,160      2,573,350
                                                  ----------     ----------        ----------     ----------

         Net income (loss)                        $    6,263     $  (94,644)       $    7,405     $ (190,745)
                                                  ==========     ==========        ==========     ==========

         Cash distributions                       $       --     $       --        $       --     $   43,843 (1)
                                                  ==========     ==========        ==========     ==========

         Cash distributions recorded
           as income                              $       --     $       --        $       --     $   43,843 (1)

         Partnership's share of Local
           Partnership net income                      6,141           --               7,261     (150,000)(2)
                                                  -----------------------          -----------------------


         Share of income (loss) from
           partnerships                                   $6,141                             $(98,896)
                                                          ======                             ========


     (1)  Includes Arboretum Village sold in March 2006.
     (2) Village Squire I&II and Village Squire III advance reduction due to losses.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of March 31, 2007 and 2006, the Partnership's share of cumulative losses to date for three and seven of the five and nine Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $8,969,224 and $10,234,578, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


5.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $68,710 and $90,516 for the three month periods ended March 31, 2007 and 2006, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended March 31, 2007 and 2006.

     In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership, which was approved on January 20, 2006, by holders of a majority of the Units of Limited Partner Interest, the Managing General Partner may receive property disposition fees from the Partnership on the same basis as such fees may be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons. In addition, the Managing General Partner may receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 48 months from the date the liquidation is approved [January 20, 2006], in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness. In March 2006, the Managing General Partner was paid a disposition fee of $975,000 related to the sale of the Partnership's interest in Arboretum Village in March 2006, which was netted against the related gain on disposition of investment in partnerships. In July 2006, the Managing General Partner was paid a disposition fee of $810,000 related to the sales of Village Squire I & II and Village Squire III, which was netted against the related gain on disposition of investment in partnerships.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


6.   CASH DISTRIBUTIONS

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2006. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

                         New Accounting Pronouncements
                         -----------------------------

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

     Subsidy contracts for the investment apartment properties are scheduled to expire between 2007 and 2024. The Managing General Partner intends to seek the renewal of expiring subsidy contracts, when appropriate, for its properties. HUD has in the past approved new subsidy contracts on an annual basis. The HUD contract renewal process currently provides owners six options for renewing their section 8 contract depending upon whether the owner can meet the eligibility criteria. Historically, the Local Partnerships in which the Partnership is invested have met the criteria necessary to renew their Section 8 contracts.

     Villa Mirage I has a Section 8 HAP contract which expires December 19, 2007. The Section 8 HAP contract covers all of the apartment units in Villa Mirage I. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at expiration.

     As of March 31, 2007, the carrying amount of the Partnership's investment in the Local Partnership with a Section 8 HAP contract expiring in the next 12 months and which was not sold on or before May 10, 2007, was $18,087.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $6,294,661 as of March 31, 2007, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 10, 2007, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The purchase money note related to Victorian Towers Associates (Victorian Towers), in the original principal amount of $900,000, matured on January 1, 1999, and was extended during 2003 to January 1, 2007. The Partnership transferred its interest in Victorian Towers to the noteholder effective January 2, 2007 in full satisfaction of the purchase money note.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2007, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $201 during the three month period ended March 31, 2007, primarily due to cash used in operating activities, partially offset by the collection of sale proceeds receivable and proceeds from disposition of investment in partnerships.

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

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2007, decreased from the corresponding period in 2006, primarily due to decreases in gain from extinguishment of debt and gain on disposition of investment in partnerships and increases in other expense, related to Heritage Estates I and Heritage Estates II, and professional fees, partially offset by increases in share of income from partnerships and interest revenue and decreases in general and administrative expenses, amortization of deferred costs and interest expense. Share of income from partnerships increased primarily due to an advance made and reduced to zero in 2006, partially offset by the cessation of distributions received from a property sold in 2006. Interest expense decreased due to a lower purchase money note balance. General and administrative expenses decreased primarily due to lower fees paid by the Partnership relating to properties sold in 2006.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2007 and 2006, did not include losses of $94,578 and $189,328, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2007.


Item 3. Controls and Procedures
        -----------------------

     In May 2007, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures - Continued


These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the May 2007 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

     Registered Tender Offers
     ------------------------

     On March 15, 2006, affiliates of MacKenzie, Patterson Fuller (Mackenzie) initiated a registered tender offer to purchase up to 12,000 of the outstanding Units in the Partnership at a price of $200 per Unit. The offer expired April 21, 2006. Mackenzie is not affiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Mackenzie and did not necessarily represent the fair market value of each Unit.

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

Part II. OTHER INFORMATION
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


                           CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                           -----------------------------------------------------
                           (Registrant)

                           by:  C.R.I., Inc.
                                ------------------------------------------------
                                Managing General Partner




May 10, 2007                    by:  /s/ H. William Willoughby
------------                         -------------------------------------------
DATE                                 H. William Willoughby
                                     Director, President, Secretary,
                                       Principal Financial Officer and
                                       Principal Account Officer