Form 10QSB
period 2007-06-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2007-08-10
CIK 722833

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB


                                   -----------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2007


                                   -----------


                         Commission file number 0-11962

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
             Organized pursuant to the Laws of the State of Maryland


                                   -----------

        Internal Revenue Service - Employer Identification No. 52-1311532

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200


                                   -----------


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2007

                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2007 and December 31, 2006............................  1

         Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2007 and 2006......  2

         Statements of Cash Flows
           - for the six months ended June 30, 2007 and 2006................  3

         Notes to  Financial Statements
           - June 30, 2007 and 2006.........................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 13

Item 3.  Controls and Procedures............................................ 16


Part II - OTHER INFORMATION

Item 5.  Other Information.................................................. 16

Item 6.  Exhibits........................................................... 17

Signature................................................................... 18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                           June 30,      December 31,
                                                                             2007            2006
                                                                         ------------    ------------
                                                                         (Unaudited)
Investments in partnerships ..........................................   $  2,385,438    $  2,404,280
Investment in partnerships held for sale or transfer .................         57,419          82,730
Cash and cash equivalents ............................................      5,948,897       6,294,862
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $61,988 and $60,703, respectively         15,166          16,451
Property purchase costs,
  net of accumulated amortization of $37,108 and $36,300, respectively         11,375          12,183
Sales proceeds receivable ............................................           --           132,873
Other assets .........................................................         25,305         231,099
                                                                         ------------    ------------

      Total assets ...................................................   $  8,443,600    $  9,174,478
                                                                         ============    ============




                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ...................................   $    119,544    $    894,544
Accrued interest payable .............................................         33,976       2,374,093
Accounts payable and accrued expenses ................................        121,749         625,053
                                                                         ------------    ------------

      Total liabilities ..............................................        275,269       3,893,690
                                                                         ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid-in:
    General Partners .................................................          2,000           2,000
    Limited Partners .................................................     60,001,500      60,001,500
                                                                         ------------    ------------

                                                                           60,003,500      60,003,500

  Less:
    Accumulated distributions to partners ............................    (26,573,905)    (26,574,246)
    Offering costs ...................................................     (6,156,933)     (6,156,933)
    Accumulated losses ...............................................    (19,104,331)    (21,991,533)
                                                                         ------------    ------------

      Total partners' capital ........................................      8,168,331       5,280,788
                                                                         ------------    ------------

      Total liabilities and partners' capital ........................   $  8,443,600    $  9,174,478
                                                                         ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                    For the three months ended        For the six months ended
                                                             June 30,                         June 30,
                                                    ----------------------------    ----------------------------
                                                        2007            2006            2007            2006
                                                    ------------    ------------    ------------    ------------
Share of (loss) income from partnerships ........   $    (67,256)   $    128,447    $    (61,115)   $     29,551
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................         91,959         126,403         161,986         208,410
    Gain from extinguishment of debt ............           --              --         3,096,290      13,610,976
    Other .......................................           --              --           (86,447)           --
                                                    ------------    ------------    ------------    ------------

                                                          91,959         126,403       3,171,829      13,819,386
                                                    ------------    ------------    ------------    ------------

  Expenses:
    General and administrative ..................         78,955         162,010         182,341         288,342
    Management fee ..............................         75,000          75,000         150,000         150,000
    Professional fees ...........................         43,744          40,862          87,488          81,725
    Amortization of deferred costs ..............          1,048           2,681           2,093           5,362
    Interest ....................................           --            10,594             232          83,509
                                                    ------------    ------------    ------------    ------------

                                                         198,747         291,147         422,154         608,938
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (106,788)       (164,744)      2,749,675      13,210,448
                                                    ------------    ------------    ------------    ------------

(Loss) income before gain on disposition
  of investment in partnership ..................       (174,044)        (36,297)      2,688,560      13,239,999

Gain on disposition of investment
  in partnerships ...............................           --         1,442,697         198,642       7,120,231
                                                    ------------    ------------    ------------    ------------

Net (loss) income ...............................       (174,044)      1,406,400       2,887,202      20,360,230

Accumulated losses, beginning of period .........    (18,930,287)    (23,883,016)    (21,991,533)    (42,836,846)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(19,104,331)   $(22,476,616)   $(19,104,331)   $(22,476,616)
                                                    ============    ============    ============    ============


Net (loss) income allocated
  to General Partners (1.51%) ...................   $     (2,628)   $     21,237    $     43,597    $    307,439
                                                    ============    ============    ============    ============

Net (loss) income allocated
  to Initial and Special Limited Partners (1.49%)   $     (2,593)   $     20,955    $     43,019    $    303,367
                                                    ============    ============    ============    ============

Net (loss) income allocated
  to Additional Limited Partners (97%) ..........   $   (168,823)   $  1,364,208    $  2,800,586    $ 19,749,424
                                                    ============    ============    ============    ============

Net (loss) income per unit of
  Additional Limited Partner Interest,
  based on 59,882 units outstanding .............   $      (2.82)   $      22.78    $      46.77    $     329.81
                                                    ============    ============    ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the six months ended
                                                                                            June 30,
                                                                                  ----------------------------
                                                                                      2007            2006
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  2,887,202    $ 20,360,230

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of loss (income) from partnerships ..................................         61,115         (29,551)
    Gain from extinguishment of debt ..........................................     (3,096,290)    (13,610,976)
    Gain on disposition of investment in partnerships,
      net of disposition fee ..................................................       (198,642)     (7,120,231)
    Amortization of deferred costs ............................................          2,093           5,362

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................        205,793            (396)
      Increase in accrued interest payable ....................................            232          83,509
      Increase in accrued interest on advances ................................           (275)           --
      (Decrease) increase in accounts payable and accrued expenses ............       (503,304)        222,119
                                                                                  ------------    ------------
        Net cash used in operating activities .................................       (642,076)        (89,934)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................           --            59,657
  Proceeds from disposition of investment in partnerships .....................        198,642       6,542,753
  Collection of sales proceeds ................................................        132,873          15,900
  Disposition fee paid to related party .......................................           --          (975,000)
  Advances to Local Partnerships ..............................................        (35,745)       (150,000)
  Collection of advances to local partnerships ................................           --           150,000
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        295,770       5,643,310
                                                                                  ------------    ------------

Cash flows from financing activities:
  Distribution to Limited Partners ............................................            341            --
                                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents ..........................       (345,965)      5,553,376

Cash and cash equivalents, beginning of period ................................      6,294,862       6,066,404
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  5,948,897    $ 11,619,780
                                                                                  ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of June 30, 2007, and the results of its operations for the three and six month periods ended June 30, 2007 and 2006, and its cash flows for the six month periods ended June 30, 2007 and 2006. The results of operations for the interim periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

                                   (Unaudited)

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

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

                             June 30, 2007 and 2006

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Interest expense on the Partnership's purchase money note for the three and six month periods ended June 30, 2007 was $0 and $232, respectively. Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 20, 2006 was $10,594 and $83,509, respectively. The accrued interest payable on the purchase money note was $0 and $2,340,117 as of June 30, 2007 and December 31, 2006, respectively.

     Due on investments in partnerships includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both June 30, 2007 and December 31, 2006; accrued interest payable thereon was $33,976 at both June 30, 2007 and December 31, 2006. These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

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

                                Victorian Towers
                                ----------------

     The Partnership defaulted on its purchase money note related to Victorian Towers on January 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. Subsequent thereto, the parties extended the maturity date to January 1, 2004. In June 2003, the Managing General Partner and the purchase money noteholder agreed to further extend the maturity date of the purchase money note related to Victorian Towers to January 1, 2007, and to reduce its interest rate effective as of January 1, 2003. At the time of the agreement, the Partnership made a $125,000 payment to the purchase money noteholder to be applied to the purchase money note principal. On January 1, 2007, the purchase money note was not paid. The noteholder accepted the assignment of the Partnership's interest in the Local Partnership effective January 2, 2007 in full satisfaction of the note. The transfer resulted in gain from extinguishment of debt of $3,096,290 for financial statement purposes in 2007 and a gain of approximately $5.1 million to be reported in 2007 for federal tax purposes.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

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

b.   Advance to Local Partnership
     ----------------------------

     In May 2007, the Partnership advanced $35,745 to Windham Associates Limited Partnership (Windham Village) to provide the Local Partnership with funds for operating expenses. Repayment of this loan, with simple interest of 4.85% per annum, is due on or before May 31, 2008. For financial reporting purposes, this advance has been reduced to zero by the Partnership as a result of losses at the Local Partnership level.

     In March 2006, the Partnership advanced $150,000 to Village Squire Apartments (Village Squire I & II) and (Village Squire III) to provide the Local Partnership with funds to pay outstanding accounts payable. In July 2006, the advance was repaid to the Partnership.

c.   Completed sales
     ---------------

                                Arboretum Village
                                -----------------

     On March 1, 2006, the Partnership's interest in Arboretum Village was sold. Gross cash proceeds received by the Partnership totaled $6,988,753. The sale resulted in net gain on disposition of investments in partnerships of $5,677,535 for financial statement purposes in 2006 and gain of $15,031,712 for federal income tax purposes. In accordance with the terms of the Partnership Agreement, in March 2006, the Managing General Partner was paid a disposition fee of $975,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships. During the first quarter of 2007, the Partnership recorded gain on disposition of investment in partnerships of $296,000 for financial statement purposes for funds which had been held in reserve during 2006.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

                                   (Unaudited)


4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                          Village Squire I & II and III
                          -----------------------------

     On June 27, 2006, the properties related to Village Squire I & II and Village Squire III were sold. Gross cash proceeds distributed to the Partnership at December 31, 2006 totaled $2,990,786. The sale resulted in gain on disposition of investments in partnerships of $1,948,765 for financial statement purposes in 2006 and gain of $12,425,791 for federal income tax purposes. In accordance with the terms of the Partnership Agreement, in July 2006, the Managing General Partner was paid a disposition fee of $810,000 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnerships at June 30, 2006. At December 31, 2006, the Partnership accrued $132,873 for additional proceeds received in March 2007, which was recorded as gain on disposition of investment in partnerships for financial statement purposes, and which increased the gain mentioned above. During the first quarter of 2007, the Partnership reduced gain on disposition of investments in partnerships by $97,358 for additional expenses relating to the sales.

d.   Assets held for sale or transfer
     --------------------------------

                       Villa Mirage I and Villa Mirage II
                       ----------------------------------

     On November 8, 2006, contracts for the sales of the Villa Mirage I and Villa Mirage II properties were signed. Due to the possible sale of the properties related to Villa Mirage I and Villa Mirage II, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and purchase property costs, which totaled $43,165 and $6,594, respectively, as of June 30, 2007 and $49,417 and $6,594, respectively, as of December 31, 2006, have been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheets. There is no assurance that the sales of the properties will occur.

                                 Windham Village
                                 ---------------

     On August 18, 2006, a contract for the sale of the Partnership's interest in Windham Village was signed. Due to the possible sale of the Partnership's interest in Windham Village, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $7,660 as of both June 30, 2007 and December 31, 2006, have been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheets. There is no assurance that a sale of the Partnership's interest in Windham Village will occur.

e.   Summarized financial information
     --------------------------------

     Combined statements of operations for the five and seven Local Partnerships in which the Partnership was invested as of June 30, 2007 and 2006, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

                                   (Unaudited)

4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                For the three months ended
                                                                         June 30,
                                                  ----------------------------------------------------------
                                                            2007                             2006
                                                  -------------------------        -------------------------
                                                    Equity                           Equity
                                                    Method       Suspended           Method       Suspended
                                                  ----------     ----------        ----------     ----------
         Number of Local Partnerships                  2             3                  2             5
                                                       =             =                  =             =

         Revenue:
           Rental                                 $  286,659     $  916,807        $  289,272     $1,316,076
           Other                                     (21,650)        43,960           (15,116)        49,338
                                                  ----------     ----------        ----------     ----------

             Total revenue                           265,009        960,767           274,156      1,365,414
                                                  ----------     ----------        ----------     ----------

         Expenses:
           Operating                                 184,227        587,727           191,621        875,735
           Interest                                   34,021        273,128            45,581        328,594
           Depreciation and amortization              78,629        194,556            75,082        285,762
                                                  ----------     ----------        ----------     ----------

             Total expenses                          296,877      1,055,411           312,284      1,490,091
                                                  ----------     ----------        ----------     ----------

         Net loss                                 $  (31,868)    $  (94,644)       $  (38,128)    $ (124,677)
                                                  ==========     ==========        ==========     ==========

         Cash distributions                       $       --     $       --        $       --     $   15,836 (1)
                                                  ==========     ==========        ==========     ==========

         Cash distributions recorded
           as income                              $       --     $       --        $       --     $   15,814 (1)

         Partnership's share of Local
           Partnership net (loss) income             (31,236)     (36,020)            (37,367)       150,000 (2)
                                                  ----------     ----------        ----------     ----------

         Share of (loss) income from
           partnerships                                   $(67,256)                       $128,447
                                                          ========                        ========


         (1) Includes Arboretum Village sold in March 2006.
         (2) Village Squire I&II and Village Squire III advance repayment.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

                                   (Unaudited)

4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                For the six months ended
                                                                         June 30,
                                                  ----------------------------------------------------------
                                                            2007                             2006
                                                  -------------------------        -------------------------
                                                    Equity                           Equity
                                                    Method       Suspended           Method       Suspended
                                                  ----------     ----------        ----------     ----------
         Number of Local Partnerships                 2              3                 2              5
                                                      =              =                 =              =

         Revenue:
           Rental                                 $  598,903     $1,833,615        $  599,933     $2,632,151
           Other                                      13,613         87,920            17,788         98,676
                                                  ----------     ----------        ----------     ----------

             Total revenue                           612,516      1,921,535           617,721      2,730,827
                                                  ----------     ----------        ----------     ----------

         Expenses:
           Operating                                 412,821      1,175,453           407,118      1,751,469
           Interest                                   68,043        546,256            91,162        657,188
           Depreciation and amortization             157,258        389,113           150,165        571,524
                                                  ----------     ----------        ----------     ----------

             Total expenses                          638,122      2,110,822           648,445      2,980,181
                                                  ----------     ----------        ----------     ----------

         Net loss                                 $  (25,606)    $ (189,287)       $  (30,724)    $ (249,354)
                                                  ==========     ==========        ==========     ==========

         Cash distributions                       $       --     $       --        $       --     $   59,657
                                                  ==========     ==========        ==========     ==========

         Cash distributions recorded
           as income                              $       --     $       --        $       --     $   59,657 (1)


         Partnership's share of Local
           Partnership net income                    (25,095)       (36,020)          (30,106)           --
                                                  ----------     ----------        ----------     ----------

         Share of (loss) income from
           partnerships                                  $(61,115)                         $29,551
                                                         ========                          =======


     (1)  Includes Arboretum Village sold in March 2006.


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of June 30, 2007 and 2006, the Partnership's share of cumulative losses to date for three and five of the five and seven Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,062,539 and $9,928,877, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

                                   (Unaudited)


5.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $71,505 and $140,215 for the three and six month periods ended June 30, 2007, respectively, $110,472 and $200,988 for the three and six month periods ended June 30, 2006, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended June 30, 2007 and 2006, and $150,000 for each of the six month periods ended June 30, 2007 and 2006.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

                                   (Unaudited)


7.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains three cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2007, the uninsured portion of the cash balances was $6,155,250.

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

     As of June 30, 2007, the carrying amount of the Partnership's investment in the Local Partnership with a Section 8 HAP contract expiring in the next 12 months and which was not sold on or before August 10, 2007, was $36,756.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $5,948,897 as of June 30, 2007, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 10, 2007, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2007, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $345,965 during the six month period ended June 30, 2007, primarily due to cash used in operating activities, partially offset by the collection of sale proceeds receivable and proceeds from disposition of investment in partnerships.

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

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss for the three month period ended June 30, 2007, compared to net income during the corresponding period in 2006, primarily due to decreases in gain on disposition of investment in partnerships, share of income from partnerships and interest revenue, and an increase in professional fees, partially offset by decreases in general and administrative expenses, amortization of deferred costs and interest expense. Share of income from partnerships decreased primarily due to advances made and reduced to zero for financial statement purposes. Interest revenue decreased due to lower cash and cash equivalent balances in 2007. General and administrative expenses decreased primarily due to lower reimbursed payroll costs and lower printing costs. Interest expense decreased due to a lower purchase money note balance.

     The Partnership's net income for the six month period ended June 30, 2007, decreased from the corresponding period in 2006, primarily due to decreases in gain from extinguishment of debt and gain on disposition of investment in partnerships. Contributing to the decrease in net income were decreases in share of income from partnerships, interest revenue and other revenue, and an increase in professional fees, partially offset by decreases in general and administrative expenses, amortization of deferred costs and interest expense. Share of income from partnerships decreased primarily due to an advance reduced to zero and the cessation of distributions received from properties sold in 2006 recorded as income. Interest revenue decreased due to lower cash and cash equivalent balances. Other income decreased due to a distribution paid to noteholders in April 2007. Professional fees increased primarily due to higher audit costs. General and administrative expenses decreased primarily due to lower reimbursed payroll costs, lower printing costs related to the proxy, and lower fees paid by the Partnership relating to properties sold in 2006. Interest expense decreased due to a lower purchase money note balance.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2007 did not include losses of $94,578 and $189,157, respectively, compared to excluded losses of $123,924 and $247,850 for the three and six month periods ended June 30, 2006, respectively.

     No other significant changes in the Partnership's operations have taken place during the six month period ended June 30, 2007.

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures


     In July 2007, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the July 2007 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

     Registered Tender Offers
     ------------------------

     On March 15, 2006, affiliates of MacKenzie Patterson Fuller L.P. (Mackenzie) initiated a registered tender offer to purchase up to 12,000 of the outstanding Units in the Partnership at a price of $200 per Unit. The offer expired April 21, 2006. Mackenzie is not affiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Mackenzie and did not necessarily represent the fair market value of each Unit.

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


                            CAPITAL REALTY INVESTORS-III LIMITED
                              PARTNERSHIP
                            ----------------------------------------------------
                            (Registrant)

                            by:  C.R.I., Inc.
                                 -----------------------------------------------
                                 Managing General Partner




August 10, 2007                  by:  /s/ H. William Willoughby
---------------                       ------------------------------------------
DATE                                   H. William Willoughby
                                       Director, President, Secretary,
                                         Principal Financial Officer and
                                         Principal Account Officer