Form 10KSB/A
period 2006-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2007-09-28
CIK 722833

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


                             CAPITAL REALTY INVESTORS-IIILIMITED PARTNERSHIP
                             ---------------------------------------------------
                             (Registrant)

                             by:  C.R.I., Inc.
                                  ----------------------------------------------
                                  Managing General Partner



September 28, 2007                by:  /s/ William B. Dockser
------------------                     -----------------------------------------
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


September 28, 2007                by:  /s/ H. William Willoughby
------------------                     -----------------------------------------
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