Form 10KSB
period 2007-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2008-04-04
CIK 722833

--------------------------------------------------------------------------------


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   -----------


                                   FORM 10-KSB

                                   -----------



                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $275,060.

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

--------------------------------------------------------------------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                        2007 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS



                                                                          Page

                                     PART I

Item 1.  Business ................ ...................................... I-1
Item 2.  Properties...................................................... I-4
Item 3.  Legal Proceedings............................................... I-4
Item 4.  Submission of Matters to a Vote of Security Holders............. I-4


                                     PART II

Item 5.  Market for the Registrant's Partnership Interests
           and Related Partnership Matters .............................. II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... II-2
Item 7.  Financial Statements............................................ II-6
Item 8.  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure........................ II-6
Item 8A. Controls and Procedures......................................... II-6
Item 8B. Other Information............................................... II-6



                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.............. III-1
Item 10. Executive Compensation.......................................... III-1
Item 11. Security Ownership of Certain Beneficial Owners and Management.. III-2
Item 12. Certain Relationships and Related Transactions.................. III-3
Item 13. Exhibits ....................................................... III-3
Item 14. Principal Accountant Fees and Services.......................... III-4

Signatures............................................................... III-5

Report of Independent Registered Public Accounting Firm.................. III-7

Financial Statements..................................................... III-8

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

     Capital Realty Investors-III Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983. On November 7, 1983, the Partnership commenced offering 60,000 units of additional limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering in January 1984 when it became fully subscribed. As of December 31, 2007, 118 units of limited partner interest had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 37 Local Partnerships. As of December 31, 2007, the Partnership retained investments in four Local Partnerships. Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

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

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 31 (four remaining as of December 31,
2007)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. In another six (zero remaining as of December 31, 2007) Local Partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2007, follows.


           SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                              HAS AN INVESTMENT (1)

                                                                                 Number         Units
                              Mortgage                                             of       Authorized for     Expiration
 Name and Location           Payable at         Financed and/or Insured          Rental       Low Income           of
of Apartment Complex        12/31/07 (2)        and/or Subsidized Under          Units        Subsidies       HAP Contract
--------------------        ------------    -------------------------------     --------    --------------    ------------
Meadow Lanes Apts.          $   944,841     Michigan State Housing Develop-         118             0                 --
 Holland, MI                                 ment Authority/Section 236 of
                                             the National Housing Act (NHA)

Monterey/Hillcrest           13,340,556     Section 221(d)(4) of the NHA/           300            60           04/23/24 (3)
 Waukesha, WI                                Federal Housing Administration

Villa Mirage I                1,601,912     California Housing Finance               50            50           12/19/08 (3)(4)
 Rancho Mirage, CA                            Agency (CHFA)/Section 8

Villa Mirage II               1,570,721     CHFA/Section 8                           48            48           12/14/15
 Rancho Mirage, CA          -----------                                          ------          ----

Totals (4 Properties)       $17,458,030                                             516           158
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

                                                                                      Average Effective Annual
                                          Units Occupied As                                 Rental Per Unit
                                      Percentage of Total Units                          for the Years Ended
                                          As of December 31,                                  December 31,
 Name and Location               -----------------------------------     ------------------------------------------------------
of Apartment Complex             2007    2006    2005   2004    2003      2007       2006         2005        2004        2003
--------------------             ----    ----    ----   ----    ----     -------   -------      -------     -------     -------
Meadow Lanes Apts.                89%     82%     96%    96%     96%     $ 6,194   $ 6,302      $ 6,257     $ 6,326     $ 6,622
 Holland, MI

Monterey/Hillcrest                91%     91%     95%    97%     97%       8,816     8,785        8,461       8,490       8,826
 Waukesha, WI

Villa Mirage I                    97%    100%     98%    98%     98%      10,157    10,106       10,087      10,030       9,697
 Rancho Mirage, C

Villa Mirage II                   95%     98%    100%   100%    100%       9,642    10,083        9,960      10,011       9,657
 Rancho Mirage, CA
                                 ----    ----    ----   ----    ----     -------   -------      -------     -------     -------
Totals (4 Properties) (5)         93%     93%     97%    98%     98%     $ 8,702   $ 8,819      $ 8,691     $ 8,714     $ 8,701
                                 ===     ===     ===    ===     ===      =======   =======      =======     =======     =======

     (1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
     (2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2007. (3) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
     (4) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration in 2008.
     (5) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

     Effective January 2, 2007, the Partnership's interest in Victorian Towers Associates was transferred to the noteholder in full satisfaction of the Partnership's purchase money note. See the notes to financial statements for additional information concerning the transfer.

     On October 31,  2007,  the  Partnership's  interest in Windham  Village was
sold.  See  the  notes  to  financial  statements  for  additional   information
concerning the sale.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2007.

     On November 21, 2005, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to limited partners to solicit consents for approval of the following:

     No matters were submitted to a vote

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

     (b) As of April 4, 2008 there were approximately 3,949 registered holders of Units in the Partnership.

     (c) On July 21, 2006, the Partnership made a cash distribution of $7,305,604 ($122 per unit) to Additional Limited Partners who were holders of record as of July 1, 2006. The distribution consisted of proceeds received from the sale of the Partnership's interest in Arboretum Village and the sales of the properties known as Village Squire I & II and Village Squire III.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-KSB at December 31, 2007. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships. The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

                          New Accounting Pronouncement
                          ----------------------------

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

     The U. S. Department of Housing and Urban Development (HUD) subsidies are provided principally under Sections 8 and 236 of the National Housing Act. Under
Section 8, the government pays to the applicable apartment partnership the difference between market rental rates (determined in accordance with government procedures) and the rate the government deems residents can afford. Under
Section 236, the government provides interest subsidies directly to the applicable apartment partnership through a reduction in the property's mortgage interest rate. In turn, the partnership provides a corresponding reduction in resident rental rates. In compliance with the requirements of Section 8, and
Section 236, residents are screened for eligibility under HUD guidelines. Subsidies are provided under contracts between the federal government and the apartment partnerships.

     Subsidy contracts for the investment apartment properties are scheduled to expire through 2024. The Local Partnerships seek the renewal of expiring subsidy contracts, when appropriate, for their properties. HUD has in the past approved new subsidy contracts on an annual basis subject to annual appropriations by Congress. The initial HUD contract renewal process currently provides owners six options for renewing their Section 8 contract depending upon whether the owner can meet the eligibility criteria. Historically, the Local Partnerships in which the Partnership is invested have met the criteria necessary to renew their
Section 8 contracts.

     Villa Mirage I has a Section 8 HAP contract which expires December 19, 2008. The Section 8 HAP contract covers all of the apartment units in Villa Mirage. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at expiration.

     As of December 31, 2007, the carrying amount of the Partnership's investment in Local Partnerships with Section 8 HAP contracts expiring in 2008 was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2007, the Partnership had approximately 3,957 investors who held a total of 59,882 units of additional limited partner interest which were originally sold for the aggregate amount of $59,882,000. The Partnership originally made investments in 37 Local Partnerships, of which four remain at December 31, 2007. The Partnership's liquidity, with unrestricted cash resources of $5,827,583 as of December 31, 2007, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of April 4, 2008, there were no material commitments for capital expenditures.

     During 2007 and 2006, the Partnership received cash distributions of $11,533 and $84,010, respectively, from the Local Partnerships.

     The Partnership's remaining obligation with respect to its investment in Victorian Towers Associates (Victorian Towers), in the form of a nonrecourse purchase money note, had a aggregate principal balance of $775,000, plus aggregate accrued interest of $2,340,349, as of January 2, 2007, and was payable in full upon the earliest of: (i) sale or refinancing of the respective Local
Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note matured January 1, 2007 and was not paid. The purchase money note, which was nonrecourse to the Partnership, was secured by the Partnership's interest in Victorian Towers. The Partnership transferred its interest in Victorian Towers to the noteholder effective January 2, 2007 in full satisfaction of the purchase money note.

     Due on investments in partnerships includes $119,544 due to a previous owner related to Meadow Lanes II Associates Ltd. Dividend Associates (Meadow Lanes Apartments) at December 31, 2007 and 2006; accrued interest payable thereon was $33,976 at December 31, 2007 and 2006. These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2007, existing cash resources and net cash provided by investing activities were adequate to support net cash used in operating activities. Cash and cash equivalents decreased $467,279 during 2007, primarily due to cash used in operating activities. For the years ended December 31, 2007 and December 31, 2006, distributions of $11,533 and $84,010, respectively, were received from Local Partnerships. The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years.

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

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                              Results of Operations
                              ---------------------

2007 Versus 2006
----------------

     The Partnership's net income for the year ended December 31, 2007, decreased compared to 2006, primarily due to decreases in gain from extinguishment of debt and gain on disposition of investments in partnerships. Contributing to the decrease in net income were decreases in share of income from partnerships, interest and other revenue, and increased professional fees, amortization of deferred cost and impairment loss, partially offset by decreases in general and administrative expenses and interest expense. Share of income from partnerships decreased primarily due to an advance reduced to zero and the cessation of distributions received from properties sold in 2006 recorded as income, partially offset by a decrease in operating expenses at one property. Interest revenue decreased due to lower cash and cash equivalent balances. Other revenue decreased due to a distribution paid to noteholders in April 2007. Professional fees increased due to higher audit costs. The increase in amortization of deferred costs and impairment loss relate to the reduction of net capitalized fees and accrued transaction fees payable for Villa Mirage I and Villa Mirage II, see Note 2.e. for more information. General and administrative expenses decreased primarily due to lower reimbursed payroll costs and lower printing costs. Interest expense decreased due to a lower purchase money note balance in 2007.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2007 and 2006, did not include losses of $380,095 and $416,752, respectively. Distributions of $0 and $72,475, received from zero and four Local Partnerships during 2007 and 2006, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     The combined rental revenues for the Partnership's remaining four properties for the five years ended December 31, 2007, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2007 and in prior years.

                                                     For the years ended December 31,
                               ---------------------------------------------------------------------------
                                  2007             2006            2005            2004            2003
                               ----------       ----------      ----------      ----------      ----------
Combined Rental
  Revenue                      $4,346,226       $4,368,345      $4,259,139      $4,275,322      $4,377,702

Annual Percentage
  Increase (Decrease)                      (0.5)%           2.6%          (0.4)%           (2.3)%


                                     PART II
                                     -------


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In January 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2007, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2007, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2007.

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

William B. Dockser, 71, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 61, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

     (c) There is no family relationship between any of the foregoing directors and executive officers.

     (d)  Involvement in certain legal proceedings.

          None.


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     (a), (b), (c), (d), (e), (f), (g), and (h)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required by this Item 10 is incorporated herein by reference to Notes 3 and 4 of the notes to financial statements contained in Part III.

                                     III-1

                                    PART III
                                    --------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at April 4, 2008.

                                                                       % of Total
           Name and Address                Amount and Nature          Units Issued
          of Beneficial Owner           of Beneficial Ownership      and Outstanding
          -------------------           -----------------------      ---------------
          Equity Resource                      12,346 Units               20.6%
            Investments, LLC
          44 Brattle Street
          Cambridge, MA 02138

          Peachtree Partners
            & Affiliates
          P. O. Box 47638
          Phoenix, AZ 85068                     3,127 Units               5.2%

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of April 4, 2008, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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

          The  Partnership  has no  directors  or  officers.  In  addition,  the
          Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI. Item 10 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference. Note 3 of the notes to financial statements contained in Part III, which contains disclosure of related party transactions, is also incorporated herein by reference.

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2007 and 2006, the Partnership retained Grant Thornton LLP to provide services as follows.

                                          Year Ended December 31,
                                       ---------------------------
                                         2007               2006
                                       --------           --------

     Audit fees                        $150,644           $140,044
     Audit-related fees                      --                 --
     Tax fees (1)                        32,950             30,975
     All other fees                          --                 --
                                             --                 --
                                       --------           --------
         Total billed                  $183,594           $171,019
                                       ========           ========

     (1)  Preparation of Partnership federal and state tax returns.

     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2007 and 2006, which services it was determined did not compromise Grant Thornton LLP's independence.

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


                                  CAPITAL REALTY INVESTORS-III LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner



April 4, 2008                          by:  /s/ William B. Dockser
-------------                               ------------------------------------
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


April 4, 2008                          by:  /s/ H. William Willoughby
-------------                               ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                               Principal Account Officer



                                     III-5

        Management's Report on Internal Control Over Financial Reporting


     Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

     (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership.

     (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

     (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the Partnership's assets that could have a material effect on the financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership.

     Management has used the framework set forth in the report entitled "Internal Control -- Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Partnership's internal control over financial reporting. Management has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

                                     III-6

Report of Independent Registered Public Accounting Firm


The Partners
Capital Realty Investors-III Limited Partnership


We have audited the accompanying balance sheets of Capital Realty Investors-III Limited Partnership (a Maryland limited partnership) (the Partnership) as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-III Limited Partnership as of December 31, 2007 and 2006, and the results of its operations, changes in partners' (deficit) capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note A to the financial statements, the Partnership has received limited partner approval of the Partnership's plan to sell all of the Partnership's assets and dissolve the Partnership pursuant to a Plan of Liquidation and Dissolution. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


/s/ Grant Thornton LLP


McLean, Virginia
April 4, 2008

                                     III-7

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                 December 31,
                                                                         ----------------------------
                                                                             2007            2006
                                                                         ------------    ------------
Investments in partnerships ..........................................   $  2,502,406    $  2,404,280
Investment in partnerships held for sale or transfer .................              0          82,730
Cash and cash equivalents ............................................      5,827,583       6,294,862
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $63,275 and $60,703, respectively         13,880          16,451
Property purchase costs,
  net of accumulated amortization of $37,916 and $36,300, respectively         10,566          12,183
Sale proceeds receivable .............................................           --           132,873
Other assets .........................................................         24,035         231,099
                                                                         ------------    ------------

      Total assets ...................................................   $  8,378,470    $  9,174,478
                                                                         ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ...................................   $    119,544    $    894,544
Accrued interest payable .............................................         33,976       2,374,093
Accounts payable and accrued expenses ................................        440,732         625,053
                                                                         ------------    ------------

      Total liabilities ..............................................        594,252       3,893,690
                                                                         ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid-in:
    General Partners .................................................          2,000           2,000
    Limited Partners .................................................     60,001,500      60,001,500
                                                                         ------------    ------------

                                                                           60,003,500      60,003,500

  Less:
    Accumulated distributions to partners ............................    (26,573,905)    (26,574,246)
    Offering costs ...................................................     (6,156,933)     (6,156,933)
    Accumulated losses ...............................................    (19,488,444)    (21,991,533)
                                                                         ------------    ------------

      Total partners' capital ........................................      7,784,218       5,280,788
                                                                         ------------    ------------

      Total liabilities and partners' capital ........................   $  8,378,470    $  9,174,478
                                                                         ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-8

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                          For the years ended
                                                                              December 31,
                                                                       ----------------------------
                                                                           2007            2006
                                                                       ------------    ------------
Share of income from partnerships ..................................   $     37,785    $     95,628
                                                                       ------------    ------------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ...............................      3,096,290      13,610,976
    Interest and other .............................................        237,275         568,938
                                                                       ------------    ------------

                                                                          3,333,565      14,179,914
                                                                       ------------    ------------

  Expenses:
    General and administrative .....................................        358,376         447,941
    Management fee .................................................        300,000         300,000
    Professional fees ..............................................        190,080         184,852
    Amortization of deferred costs .................................         17,192          10,484
    Interest .......................................................            232         104,696
                                                                       ------------    ------------

                                                                            865,880       1,047,973
                                                                       ------------    ------------

      Total other revenue and expenses .............................      2,467,685      13,131,941
                                                                       ------------    ------------

Income before gain on disposition of investment in partnerships
  and impairment loss ..............................................      2,505,470      13,227,569

Gain on disposition of investment in partnerships,
  net of disposition fees ..........................................        260,209       7,617,744

Impairment loss ....................................................       (262,590)           --
                                                                       ------------    ------------

Net income .........................................................   $  2,503,089    $ 20,845,313
                                                                       ============    ============


Net income allocated to General Partners (1.51%) ...................   $     37,797    $    314,764
                                                                       ============    ============

Net income allocated to Initial and Special Limited Partners (1.49%)   $     37,296    $    310,595
                                                                       ============    ============

Net income allocated to Additional Limited Partners (97%) ..........   $  2,427,996    $ 20,219,954
                                                                       ============    ============

Net income per unit of Additional Limited Partner Interest,
  based on 59,882 units outstanding ................................   $      40.55    $     337.66
                                                                       ============    ============



                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-9

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                                                          Initial and
                                                                            Special          Additional
                                                           General          Limited           Limited
                                                           Partners         Partners          Partners            Total
                                                          ----------      ------------      ------------       ------------
Partner's deficit, January 1, 2006                        $(773,609)      $(763,968)        $(6,721,344)       $(8,258,921)

  Net income                                                314,764         310,595          20,219,954         20,845,313

  Distribution of $122.00 per unit
    of Additional Limited Partner Interest                       --              --          (7,305,604)        (7,305,604)
                                                          ----------      ---------         -----------        -----------

Partners' (deficit) capital, December 31, 2006             (458,845)       (453,373)          6,193,006          5,280,788
                                                          ----------      ---------         -----------        -----------

  Net income                                                 37,797          37,296           2,427,996          2,503,089

  Abandoned units                                                --              --                 341                341
                                                          ----------      ---------         -----------        -----------

Partners' (deficit) capital, December 31, 2007            $(421,048)      $(416,077)        $ 8,621,343        $ 7,784,218
                                                          =========       =========         ===========        ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-10

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                      For the years ended
                                                                                          December 31,
                                                                                  ----------------------------
                                                                                      2007            2006
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  2,503,089    $ 20,845,313

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................        (37,785)        (95,628)
    Amortization of deferred costs ............................................         17,192          10,484
    Gain from extinguishment of debt ..........................................     (3,096,290)    (13,610,976)
    Gain on disposition of investment in partnerships,
      net of disposition fees .................................................       (260,209)     (7,617,744)
    Impairment loss ...........................................................        262,590            --

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................        207,064        (225,039)
      Increase in accrued interest payable ....................................            232         104,696
      Payment of purchase money note interest .................................           --           (12,818)
      (Decrease) increase in accounts payable and accrued expenses ............       (184,321)        447,488
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (588,438)       (154,224)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Proceeds from disposition of investment in partnerships .....................        231,412       9,373,376
  Collection of sales proceeds receivable .....................................        132,873          15,900
  Receipt of distributions from partnerships ..................................         11,533          84,010
  Disposition fees paid to related party ......................................           --        (1,785,000)
  Sale transaction fees payable ...............................................       (255,000)           --
  Advance to Local Partnership ................................................        (35,745)       (150,000)
  Collection of advance to Local Partnership ..................................         35,745         150,000
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        120,818       7,688,286
                                                                                  ------------    ------------


Cash flows from financing activities:
  Distributions to Additional Limited Partners ................................            341      (7,305,604)
                                                                                  ------------    ------------


Net (decrease) increase in cash and cash equivalents ..........................       (467,279)        228,458

Cash and cash equivalents, beginning of year ..................................      6,294,862       6,066,404
                                                                                  ------------    ------------

Cash and cash equivalents, end of year ........................................   $  5,827,583    $  6,294,862
                                                                                  ============    ============



                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-11

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-III Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983, and shall continue until December 31, 2037, unless sooner dissolved in accordance with the terms of the Partnership Agreement. (See
     Note 1.m., below, for discussion of the Partnership's Plan of Liquidation and Dissolution.) The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) that own and operate federal or state government-assisted apartment properties, which provide housing principally to the elderly or to individuals and families of low or moderate income, or conventionally financed apartment properties, located throughout the United States.

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

          The Partnership sold 60,000 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated in January 1984. As of December 31, 2007, 118 units of limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in partnerships
          ---------------------------

          The investments in Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2007 and 2006, the Partnership's share of cumulative losses of two and four of the Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $8,831,826 and $9,993,531, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. Distributions of $0 and $72,475, received from zero and four Local Partnerships during 2007 and 2006, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

                                     III-12

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

     d.   Investment in partnerships held for sale or transfer
          ----------------------------------------------------

          Due to the possible sales of the properties related to Villa Mirage I and Villa Mirage II, as further discussed in Note 2.e., the Partnership's investments in these Local Partnerships have been reclassified to asset held for sale or transfer in the accompanying balance sheet at December 31, 2007 and December 31, 2006. Due to the transfer of the Partnership's interest in Victorian Towers effective January 2, 2007, as further discussed in Note 2.a., the Partnership's investment in the Local Partnership was reclassified to asset held for sale or transfer in the accompanying balance sheet at December 31, 2006. Due to the possible sale of the Partnership's interest in Windham Associates Limited Partnership (Windham Village), as further discussed in Note 2.d., the Partnership's investment in the Local Partnership was reclassified to asset held for sale or transfer in the accompanying balance sheet at December 31, 2006. The Partnership's interest in Windham Village was sold in October 2007. When investments are reclassifed to investment in partnerships held for sale or transfer, amortization of the acquisition fees and property purchase costs are discontinued. Assets held for sale or transfer are not recorded in excess of their estimated net realizable value.

     e.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of money market funds, time and demand deposits, and repurchase agreements with original maturities of three months or less. Interest income is recognized as earned.

     f.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision has been made for income taxes in these financial statements.

     g.   Use of estimates
          ----------------

          In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     h.   Fair value of financial instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2007 and 2006, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

                                     III-13

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The balance sheet carrying amounts for cash and cash equivalents approximate estimated fair values of such assets.

     i.   Impairment analysis
          -------------------

          The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

     j.   Definitive Proxy Statement
          --------------------------

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

                                   FOR                    AGAINST                  ABSTAIN                   TOTAL
                           --------------------     --------------------     --------------------      ------------------
                           Units of                 Units of                 Units of                  Units of
                           limited                  limited                  limited                   limited
                           partner                  partner                  partner                   partner
Description                interest     Percent     interest     Percent     interest     Percent      interest    Percent
-----------                --------     -------     --------     -------     --------     -------      --------    -------
Sale, dissolution
  and increased
  Disposition Fee           34,464       57.55%      1,778        2.97%         250        0.42%        36,492     60.94%

$500,000 Partnership
  Liquidation Fee           30,535       50.99%      5,087        8.49%         860        1.44%        36,482     60.92%


                                     III-14

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

     k.   Allocation of net income (loss)
          -------------------------------

          Net income (loss) is allocated based on respective partnership interest or units outstanding. The Partnership has no dilutive interests.

     l.   New accounting pronouncement
          ----------------------------

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


2.   INVESTMENTS IN PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2007 and 2006, the Partnership held limited partner interests in four and six Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships follow.

                                                 December 31,
                                         -------------------------------
                                            2007                2006
                                         -----------         -----------

          Due on investments:            $   119,544         $   119,544

          Purchase money notes                    --             775,000
                                         -----------         -----------

                Subtotal                     119,544             894,544
                                         -----------         -----------

          Accrued interest payable            33,976           2,374,093
                                         -----------         -----------

                Total                    $   153,520         $ 3,268,637
                                         ===========         ===========


          The amounts due to local general partners will be paid upon the occurrence of certain specific events, as outlined in the respective Local Partnership's partnership agreement.

          The purchase money note related to Victorian Towers had a stated interest rate of 3.06%, which had been reduced by agreement. The purchase money note was nonrecourse, but its terms provided for payment in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note was extended to mature January 1, 2007. As of January 2, 2007, principal and accrued interest balances were $775,000 and $2,340,349, respectively. The Partnership's interest in Victorian Towers was transferred to the noteholder in full satisfaction of the purchase money note effective January 2, 2007.

                                     III-15

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          Upon the transfer of the Partnership's interest in Victorian Towers effective January 2, 2007, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership resulted in a taxable gain. Additionally, the Partnership lost its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

          Interest expense on the Partnership's purchase money note for the years ended December 31, 2007 and 2006, was $232 and $104,696, respectively. The accrued interest payable on the purchase money note was $0 and $2,340,117 as of December 31, 2007 and 2006, respectively.

          Due on investments in partnerships includes $119,544 due to a previous owner related to Meadow Lanes at December 31, 2007 and 2006; accrued interest payable thereon was $33,976 at December 31, 2007 and 2006. These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

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

                                Victorian Towers
                                ----------------

          The Partnership defaulted on its purchase money note related to Victorian Towers on January 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively. Subsequent thereto, the parties extended the maturity date to January 1, 2004. In June 2003, the Managing General Partner and the purchase money noteholder agreed to further extend the maturity date of the purchase money note related to Victorian Towers to


                                     III-16

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     January 1, 2007, and to reduce its interest rate effective as of January 1, 2003. At the time of the agreement, the Partnership made a $125,000 payment to the purchase money noteholder to be applied to the purchase money note principal. On January 1, 2007, the purchase money note was not paid. The noteholder accepted the assignment of the Partnership's interest in the Local Partnership effective January 2, 2007 in full satisfaction of the note. The transfer resulted in gain from extinguishment of debt of $3,096,290 for financial statement purposes in 2007 and gain of $6,728,601 for federal tax purposes.

          The Partnership's basis in Victorian Towers, along with the net unamortized amount of acquisition fees and purchase property costs, which totaled $19,059 at December 31, 2006, was reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at that date.

     b.   Interests  in  profits,  losses and cash  distributions  made
          -------------------------------------------------------------
            by Local Partnerships
            ---------------------

          The Partnership has a 98.00% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the "Agencies") of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2007 and 2006, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $11,533 and $84,010, respectively. As of December 31, 2007 and 2006, three and five, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $133,828 and $361,310, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

          The cash distributions to the Partnership from the operations of the Local Partnerships may be limited by the Agencies' regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are generally required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property. In addition, local general partners have the authority to withhold funds if needed for property repairs, improvements or other property needs.

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

     c.   Advances to Local Partnerships
          ------------------------------

          In May 2007, the Partnership advanced $35,745 to Windham Village to provide the Local Partnership with funds for operating expenses. For financial reporting purposes, this advance was reduced to zero by the Partnership as a result of losses at the Local Partnership level. In October 2007, the advance was repaid to the Partnership.

                                     III-17

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          In March 2006, the Partnership advanced $150,000 to Village Squire Apartments (Village Squire I & II) and (Village Squire III) to provide the Local Partnership with funds to pay outstanding accounts payable. In July 2006, the advance was repaid to the Partnership.

     d.   Property Matters
          ----------------

                             Meadow Lanes Apartments
                             -----------------------

          On August 14, 2007, a contract for the sale of the Meadow Lanes Apartments was signed. On February 11, 2008, the Buyer provided written notice of termination of the contract due to its inability to obtain acquisition financing. The Managing General Partner is currently working with the Local Partnership to explore alternative disposition strategies. Due to the possible sale of the property related to Meadow Lanes Apartments, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, had been reclassified to investment in partnerships held for sale or transfer at September 30, 2007. Effective December 31, 2007, the Partnership's basis in Meadow Lanes Apartments, along with associated acquisition fees and property purchase costs, were returned to their respective operating accounts.

     e.   Assets held for sale or transfer
          --------------------------------

                       Villa Mirage I and Villa Mirage II
                       ----------------------------------

          On November 8, 2006, contracts for the sales of the Villa Mirage I and Villa Mirage II properties were signed. Due to the possible sale of the properties related to Villa Mirage I and Villa Mirage II, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and purchase property costs, which totaled $0, net of an impairment loss of $7,590 and $0, respectively, as of December 31, 2007 and $49,417 and $6,594, respectively, as of December 31, 2006, have been reclassified to asset held for sale or transfer in the accompanying balance sheets. Net capitalized acquisition fees and property purchase costs were reduced to zero at December 31, 2007. At December 31, 2007, the Partnership accrued transaction fees payable relating to the sale of the properties of $255,000 which are included in impairment loss in the accompanying statement of operations at December 31, 2007. The sales are scheduled to close during the third quarter of 2008. There is no assurance that the sales of the properties will occur.

     f.   Completed sales
          ---------------

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

                                     III-18

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

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

                                 Windham Village
                                 ---------------

          On October 31, 2007, the Partnership's interest in Windham Village was sold. The sale resulted in net gain on disposition of investments in partnerships of $61,567 for financial statement purposes and gain of $1,510,419 for federal tax purposes. The Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $7,660 as of December 31, 2006, was reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at that date.

     g.   Summarized financial information
          ---------------------------------

          Combined balance sheets and combined statements of operations for the four Local Partnerships in which the Partnership is invested as of December 31, 2007, follow. The information is presented separately for one Local Partnership which has investment basis (equity method), and for three Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                     III-19

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued


                             COMBINED BALANCE SHEETS
                                December 31, 2007

                                                               Equity
                                                               Method          Suspended           Total
                                                            ------------      ------------      ------------
          Number of Local Partnerships                           1                 3                 4
                                                                 =                 =                 =
          Rental property, at cost, net of
            accumulated depreciation of
            $3,551,542 $18,296,826, and
            $21,848,368, respectively                       $  1,456,474      $  4,450,817      $  5,907,291
          Land                                                   168,760         1,833,799         2,002,559
          Other assets                                         1,874,668         2,059,022         3,933,690
                                                            ------------      ------------      ------------
              Total assets                                  $  3,499,902      $  8,343,638      $ 11,843,540
                                                            ============      ============      ============


          Mortgage notes payable                            $    944,841      $ 16,513,189      $ 17,458,030
          Other liabilities                                       46,909         1,441,187         1,488,096
          Due to general partners                                     --         2,357,662         2,357,662
                                                            ------------      ------------      ------------

              Total liabilities                                  991,750        20,312,038        21,303,788

          Partners' capital (deficit)                          2,508,152       (11,968,400)       (9,460,248)
                                                            ------------      ------------      ------------
              Total liabilities and partners'
                capital (deficit)                           $  3,499,902      $  8,343,638      $ 11,843,540
                                                            ============      ============      ============


                        COMBINED STATEMENTS OF OPERATIONS
                      For the year ended December 31, 2007

                                                               Equity
                                                               Method          Suspended           Total
                                                            ------------      ------------      ------------
          Number of Local Partnerships                           1                 3                    4
                                                                 =                 =                    =
          Revenue:
            Rental                                          $    730,879      $  3,615,347      $  4,346,226
            Other                                                126,793           222,702           349,495
                                                            ------------      ------------      ------------
              Total revenue                                      857,672         3,838,049         4,695,721
                                                            ------------      ------------      ------------
          Expenses:
            Operating and other                                  591,086         2,387,105         2,978,191
            Interest                                             (34,931)        1,059,413         1,024,482
            Depreciation and amortization                        189,619           812,647         1,002,266
                                                            ------------      ------------      ------------
              Total expenses                                     745,774         4,259,165         5,004,939
                                                            ------------      ------------      ------------
          Net income (loss)                                 $    111,898      $   (421,116)     $   (309,218)
                                                            ============      ============      ============
          Cash distributions                                $     11,535      $         --      $     11,535
                                                            ============      ============      ============
          Cash distributions recorded as reduction
            of investments in partnerships                  $     11,535      $         --      $     11,535
                                                            ============      ============      ============
          Partnership's share of Local Partnership
            net income (loss)                               $    109,660      $    (35,418)     $     74,242

          Advance to Local Partnership                                --           (36,457)(1)       (36,457)(1)
                                                            ------------      ------------      ------------
          Share of income (loss) from partnerships          $    109,660      $    (71,875)     $     37,785
                                                            ============      ============      ============

          (1) Windham Village sold October 2007.

                                     III-20

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          Combined balance sheets and combined statements of operations for the six Local Partnerships in which the Partnership was invested as of December 31, 2006, follow. The information is presented separately for two Local Partnerships which have investment basis (equity method), and for four Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).


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
                                                            ============       ============     ============



                                     III-21

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


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
                                                            ============      ============      ============

          (1) Includes Arboretum Village sold in March 2006 and Lakewood Apartments sold in December 2006.


          All of the cash distributions recorded as income are included in share of income from partnerships on the statements of operations for the respective years, and are recorded as cash receipts on the respective balance sheets. Cash distributions recorded as a reduction of the related investment are recorded as cash receipts on the respective balance sheets, and are recorded as a reduction of investments in partnerships, also on the respective balance sheets.

     h.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
             loss income to taxable income
             -----------------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (i) certain revenue and the related assets are recorded when received rather than when earned; (ii) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (iii) a shorter life is used to compute depreciation on the property as permitted by the Internal Revenue Code and the underlying regulations. These returns are subject to examination and, therefore, possible adjustment by the IRS.


                                     III-22

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to taxable income follows.

                                                        For the years ended
                                                            December 31,
                                                      ------------------------
                                                         2007           2006
                                                      ----------    ----------

          Financial statement net loss                $ (309,218)   $ (392,355)

          Differences between financial statement
            and tax depreciation, amortization,
            and miscellaneous differences                704,399     1,001,215
                                                      ----------    ----------
          Taxable income                              $  395,181    $  608,860
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2007 and 2006, the Partnership paid $284,844 and $350,154, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

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

For each of the years ended December 31, 2007 and 2006, the Partnership paid the Managing General Partner a Management Fee of $300,000.

     Until January 22, 2006, when the Liquidation Proxy authorized an increased disposition fee to the Managing General Partner under the terms set forth therein, the Managing General Partner and/or its affiliates had been authorized to receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee has been subject to certain restrictions, including the achievement of a certain level of sales proceeds and making

                                     III-23

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS - Continued

certain minimum distributions to limited partners. In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership, which was approved on January 20, 2006, by holders of a majority of the Units of Limited Partner Interest, the Managing General Partner may receive property disposition fees from the Partnership on the same basis as such fees may be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons. In addition, the Managing General Partner may receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 48 months from the date the liquidation is approved [January 20, 2006], in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness. In March 2006 after the increased disposition fee was approved, the Managing General Partner was paid a disposition fee of $975,000 related to the sale of the Partnership's interest in Arboretum Village in March 2006, which was netted against the related gain on disposition of investment in partnerships. In July 2006, the Managing General Partner was paid a disposition fee of $810,000 related to the sales of Village Squire I & II and Village Squire III, which was netted against the related gain on disposition of investment in partnerships.


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

                                     III-24

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

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

     Until January 22, 2006, when the Liquidation Proxy authorized an increased disposition fee to the Managing General Partner under the terms set forth therein, the Managing General Partner and/or its affiliates had been authorized to receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee has been subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership, which was approved on January 20, 2006, by holders of a majority of the Units of Limited Partner Interest, the Managing General Partner may receive property disposition fees from the Partnership on the same basis as such fees may be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons. In addition, the Managing General Partner may receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 48 months from the date the liquidation is approved [January 20, 2006], in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness. In March 2006, after the increased disposition fee was approved, the Managing General Partner was paid a disposition fee of $975,000 related to the sale of the Partnership's interest in Arboretum Village in March 2006, which was netted against the related gain on disposition of investment in partnerships. In July

                                     III-26

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

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

     As defined in the Partnership Agreement, after the payment of distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2007 and 2006. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.


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

                                     III-26

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE INCOME

     A reconciliation of the Partnership's financial statement net income to taxable income follows.

                                                                           For the years ended
                                                                               December 31,
                                                                       ----------------------------
                                                                          2007              2006
                                                                       -----------      -----------
Financial statement net income                                         $ 2,503,089      $20,845,313

Adjustments:
  Differences between financial statement net income
    and taxable income related to the Partnership's
    equity in the Local Partnerships' income or losses
    and accrued expenses                                                   315,721         (264,377)

  Differences between financial statement gain and
    taxable gain from the sale or transfer of
    properties                                                           5,258,931       19,890,296

  Costs amortized over a shorter period for income tax purposes             16,767           10,484
                                                                       -----------       -----------
Taxable income                                                         $ 8,094,508       $40,481,716
                                                                       ===========       ===========


Cash concentration risk
-----------------------

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains three cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2007, the uninsured portion of the cash balances was $5,996,710.

                                      # # #

                                     III-27

                                EXHIBIT No. 99 b.

None.