Form 10-Q
period 2008-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2008-05-14
CIK 722833

--------------------------------------------------------------------------------



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q


                                ----------------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2008


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

Yes [X]            No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ] Accelerated filer  [ ]   Non-accelerated filer [X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]           No  [ ]

--------------------------------------------------------------------------------


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2008



                                                                          Page
                                                                          ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2008 and December 31, 2007......................... 1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2008 and 2007........... 2

         Statements of Cash Flows
           - for the three months ended March 31, 2008 and 2007........... 3

         Notes to  Financial Statements
           - March 31, 2008 and 2007...................................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 11

Item 4.  Controls and Procedures.......................................... 13


Part II - OTHER INFORMATION

Item 5.  Other Information................................................ 14

Item 6.  Exhibits......................................................... 14

Signature................................................................. 15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                         March 31,     December 31,
                                                                                           2008            2007
                                                                                       -------------   ------------
                                                                                        (Unaudited)
Investments in partnerships ........................................................   $  2,529,821    $  2,502,406
Investment in partnerships held for sale or transfer ...............................              0               0
Cash and cash equivalents ..........................................................      5,684,655       5,827,583
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $63,918 and $63,275, respectively .............         13,237          13,880
Property purchase costs,
  net of accumulated amortization of $38,320 and $37,916, respectively .............         10,162          10,566
Other assets .......................................................................         16,272          24,035
                                                                                       ------------    ------------

      Total assets .................................................................   $  8,254,147    $  8,378,470
                                                                                       ============    ============




                                                   LIABILITIES AND PARTNERS' DEFICIT


Due on investment in partnership ...................................................   $    119,544    $    119,544
Accrued interest payable ...........................................................         33,976          33,976
Accounts payable and accrued expenses ..............................................        450,436         440,732
                                                                                       ------------    ------------

      Total liabilities ............................................................        603,956         594,252
                                                                                       ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid-in:
    General Partners ...............................................................          2,000           2,000
    Limited Partners ...............................................................     60,001,500      60,001,500
                                                                                       ------------    ------------

                                                                                         60,003,500      60,003,500

  Less:
    Accumulated distributions to partners ..........................................    (26,573,905)    (26,573,905)
    Offering costs .................................................................     (6,156,933)     (6,156,933)
    Accumulated losses .............................................................    (19,622,471)    (19,488,444)
                                                                                       ------------    ------------

      Total partners' capital ......................................................      7,650,191       7,784,218
                                                                                       ------------    ------------

      Total liabilities and partners' capital ......................................   $  8,254,147    $  8,378,470
                                                                                       ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                               For the three months ended
                                                                                        March 31,
                                                                              ----------------------------
                                                                                  2008            2007
                                                                              ------------    ------------
Share of income from partnerships .........................................   $     27,415    $      6,141
                                                                              ------------    ------------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ......................................           --         3,096,290
    Interest ..............................................................         57,150          82,265
                                                                              ------------    ------------

                                                                                    57,150       3,178,555
                                                                              ------------    ------------

  Expenses:
    General and administrative ............................................         92,505         103,384
    Other .................................................................           --            98,686
    Management fee ........................................................         75,000          75,000
    Professional fees .....................................................         50,040          43,744
    Amortization of deferred costs ........................................          1,047           1,046
    Interest ..............................................................           --               232
                                                                              ------------    ------------

                                                                                   218,592         322,092
                                                                              ------------    ------------

      Total other revenue and expenses ....................................       (161,442)      2,856,463
                                                                              ------------    ------------

(Loss) income before gain on disposition of investment
  in partnerships .........................................................       (134,027)      2,862,604

Gain on disposition of investment in partnerships .........................           --           198,642
                                                                              ------------    ------------

Net (loss) income .........................................................       (134,027)      3,061,246

Accumulated losses, beginning of period ...................................    (19,488,444)    (21,991,533)
                                                                              ------------    ------------

Accumulated losses, end of period .........................................   $(19,622,471)   $(18,930,287)
                                                                              ============    ============


Net (loss) income allocated to General Partners (1.51%) ...................   $     (2,024)   $     46,225
                                                                              ============    ============

Net (loss) income allocated to Initial and Special Limited Partners (1.49%)   $     (1,997)   $     45,612
                                                                              ============    ============

Net (loss) income allocated to Additional Limited Partners (97%) ..........   $   (130,006)   $  2,969,409
                                                                              ============    ============

Net (loss) income per unit of Additional Limited Partner Interest,
  based on 59,882 units outstanding .......................................   $      (2.17)   $      49.59
                                                                              ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                             For the three months ended
                                                                                      March 31,
                                                                             ---------------------------
                                                                                 2008          2007
                                                                             -----------    -----------
Cash flows from operating activities:
  Net (loss) income ......................................................   $  (134,027)   $ 3,061,246

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships ....................................       (27,415)        (6,141)
    Gain from extinguishment of debt .....................................          --       (3,096,290)
    Gain on disposition of investment in partnerships ....................          --         (198,642)
    Amortization of deferred costs .......................................         1,047          1,046

    Changes in assets and liabilities:
      Decrease in other assets ...........................................         7,763        203,911
      Increase in accrued interest payable ...............................          --              232
      Increase (decrease) in accounts payable and accrued expenses .......         9,704       (297,078)
                                                                             -----------    -----------

        Net cash used in operating activities ............................      (142,928)      (331,716)
                                                                             -----------    -----------

Cash flows from investing activities:
  Proceeds from disposition of investment in partnerships ................          --          198,642
  Collection of sales proceeds ...........................................          --          132,873
                                                                             -----------    -----------

        Net cash provided by investing activities ........................          --          331,515
                                                                             -----------    -----------

Net decrease in cash and cash equivalents ................................      (142,928)          (201)

Cash and cash equivalents, beginning of period ...........................     5,827,583      6,294,862
                                                                             -----------    -----------

Cash and cash equivalents, end of period .................................   $ 5,684,655    $ 6,294,661


                   The accompanying notes are an integral part
                         of these financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of March 31, 2008, and the results of its operations and its cash flows for the three month periods ended March 31, 2008 and 2007. The results of operations for the interim period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2007.


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

     The record date for voting was November 1, 2005, and the final voting deadline was January 20, 2006. The Managing General Partner received consent from a majority of Limited Partners for the liquidation of the Partnership. A tabulation of votes received by the voting deadline follows.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

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

     Interest expense on the Partnership's purchase money note for the three month periods ended March 31, 2008 and 2007, was $0 and $232, respectively.

     Due on investment in partnership includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both March 31, 2008 and December 31, 2007; accrued interest payable thereon was $33,976 at both March 31, 2008 and December 31, 2007. These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

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

b.   Advance to Local Partnership
     ----------------------------

     In May 2007, the Partnership advanced $35,745 to Windham Village Limited Partnership (Windham Village) to provide the Local Partnership with funds for operating expenses. For financial reporting purposes, this advance was reduced to zero by the Partnership as a result of losses at the Local Partnership level. In October 2007, the advance was repaid to the Partnership.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

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

d.   Assets held for sale or transfer
     --------------------------------

                       Villa Mirage I and Villa Mirage II
                       ----------------------------------

     On November 8, 2006, contracts for the sales of the Villa Mirage I and Villa Mirage II properties were signed. Due to the possible sale of the properties related to Villa Mirage I and Villa Mirage II, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

purchase property costs, which both totaled $0 as of March 31, 2008 and December 31, 2007, respectively, have been reclassified to asset held for sale or transfer in the accompanying balance sheets. Net capitalized acquisition fees and property purchase costs were reduced to zero at December 31, 2007. At December 31, 2007, the Partnership accrued transaction fees payable relating to the sale of the properties of $255,000. The sales are scheduled to close during the third quarter of 2008. There is no assurance that the sales of the properties will occur.

e.   Summarized financial information
     --------------------------------

     Combined statements of operations for the four and five Local Partnerships in which the Partnership was invested as of March 31, 2008 and 2007, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued


                                                   COMBINED STATEMENTS OF OPERATIONS

                                                              (Unaudited)

                                                               For the three months ended
                                                                        March 31,
                                                    --------------------------------------------------------
                                                            2008                             2007
                                                    ------------------------       -------------------------
                                                    Equity                           Equity
                                                    Method       Suspended           Method       Suspended
                                                  ----------     ----------        ----------     ----------
         Number of Local Partnerships                  1              3                 2             3
                                                       =              =                 =             =

         Revenue:
           Rental                                 $  182,720     $  903,837        $  312,244     $  916,807
           Other                                      31,698         55,676            35,263         43,960
                                                  ----------     ----------        ----------     ----------

             Total revenue                           214,418        959,513           347,507        960,767
                                                  ----------     ----------        ----------     ----------

         Expenses:
           Operating                                 147,772        596,776           228,594        587,727
           Interest                                   (8,733)       264,853            34,021        273,128
           Depreciation and amortization              47,405        203,162            78,629        194,556
                                                  ----------     ----------        ----------     ----------

             Total expenses                          186,444      1,064,791           341,244      1,055,411
                                                  ----------     ----------        ----------     ----------

         Net income (loss)                        $   27,974     $ (105,278)       $    6,263     $  (94,644)
                                                  ==========     ==========        ==========     ==========

         Partnership's share of Local
           Partnership net income                     27,415           --               6,141           --
                                                  -------------------------        -------------------------

         Share of income from
           partnerships                                   $27,415                             $6,141
                                                          =======                             ======


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of March 31, 2008 and 2007, the Partnership's share of cumulative losses to date for three of four and three of five Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $8,935,705 and $8,969,224, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


4. RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. For the three month periods ended March 31, 2008 and 2007, the Partnership paid $61,775 and $68,710, respectively. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended March 31, 2008 and 2007.

     Until January 22, 2006, when the Liquidation Proxy authorized an increased disposition fee to the Managing General Partner under the terms set forth therein, the Managing General Partner and/or its affiliates had been authorized to receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee had been subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership, which was approved on January 20, 2006, by holders of a majority of the Units of Limited Partner Interest, the Managing General Partner may receive property disposition fees from the Partnership on the same basis as such fees may be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons. In addition, the Managing General Partner may receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 48 months from the date the liquidation is approved [January 20, 2006], in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness. In March 2006 after the increased disposition fee was approved, the Managing General Partner was paid a disposition fee of $975,000 related to the sale of the Partnership's interest in Arboretum Village in March 2006, which was netted against the related gain on disposition of investment in partnerships. In July 2006, the Managing General Partner was paid a disposition fee of $810,000 related to the sales of Village Squire I & II and Village Squire III, which was netted against the related gain on disposition of investment in partnerships.

Cash concentration risk
-----------------------

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains three cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2008, the uninsured portion of the cash balances was $5,839,786.

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

                          Critical Accounting Policies
                          -----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2007. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships. The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

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

     As of March 31, 2008, the carrying amount of the Partnership's investment in the Local Partnership with a Section 8 HAP contract expiring in the next 12 months and which was not sold on or before May 14, 2008, was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $5,684,655 as of March 31, 2008, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 14, 2008, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The purchase money note related to Victorian Towers Associates (Victorian Towers), in the original principal amount of $900,000, matured on January 1, 1999, and was extended during 2003 to January 1, 2007. The Partnership transferred its interest in Victorian Towers to the noteholder effective January 2, 2007 in full satisfaction of the purchase money note.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2008, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $142,928 during the three month period ended March 31, 2008, primarily due to cash used in operating activities.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss for the three month period ended March 31, 2008, compared to net income during the corresponding period in 2007, primarily due to decreases in gain from extinguishment of debt, gain on

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


disposition of investment in partnerships and interest revenue, and increased professional fees, partially offset by an increase in share of income from partnerships and decreases in general and administrative expenses and other expense. Interest revenue decreased due to lower cash and cash equivalent balances in 2008. Professional fees increased due to higher audit costs. Share of income from partnerships increased primarily as one Local Partnership has cumulative losses in excess of the amount of the Partnership's investment in 2008, but did not in 2007. General and administrative expenses decreased primarily due to lower reimbursed payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2008 and 2007, did not include losses of $103,879 and $94,578, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2008.

     Certain states may assert claims against the Partnership for failure to withhold and remit state income tax on operating profit or where the sale(s) of property in which the Partnership was invested failed to produce sufficient cash proceeds with which to pay the state tax and/or to pay statutory partnership filing fees. The Partnership is unable to quantify the amount of such potential claims at this time. The Partnership has consistently advised its Partners that they should consult with their tax advisors as to the necessity of filing non-resident returns in such states with respect to their proportional taxes due.


Item 4. Controls and Procedures

     In April, 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures - Continued


officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2008, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2008.

     There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.


Item 6.  Exhibits

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


                               CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                               ------------------------------------------------
                               (Registrant)

                               by:  C.R.I., Inc.
                                    -------------------------------------------
                                    Managing General Partner




May 14, 2008                        by:  /s/ H. William Willoughby
------------                             ---------------------------------------
DATE                                     H. William Willoughby
                                         Director, President, Secretary,
                                           Principal Financial Officer and
                                           Principal Account Officer