Form 10-Q
period 2008-06-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2008-08-11
CIK 722833

--------------------------------------------------------------------------------



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------



                                    FORM 10-Q


                               ------------------



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2008


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

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  |_|          No  |X|



--------------------------------------------------------------------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2008



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2008 and December 31, 2007............................  1

         Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2008 and 2007......  2

         Statements of Cash Flows
           - for the six months ended June 30, 2008 and 2007................  3

         Notes to  Financial Statements
           - June 30, 2008 and 2007.........................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 12

Item 4.  Controls and Procedures............................................ 14


Part II - OTHER INFORMATION

Item 5.  Other Information.................................................. 15

Item 6.  Exhibits........................................................... 15

Signature................................................................... 16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2008            2007
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $  2,469,213    $  2,502,406
Investment in partnerships held for sale or transfer ..............................              0               0
Cash and cash equivalents .........................................................      5,448,136       5,827,583
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $64,561 and $63,275, respectively ............         12,594          13,880
Property purchase costs,
  net of accumulated amortization of $38,724 and $37,916, respectively ............          9,758          10,566
Other assets ......................................................................         11,427          24,035
                                                                                      ------------    ------------

      Total assets ................................................................   $  7,951,128    $  8,378,470
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' DEFICIT


Due on investment in partnership ..................................................   $    119,544    $    119,544
Accrued interest payable ..........................................................         33,976          33,976
Accounts payable and accrued expenses .............................................        364,796         440,732
                                                                                      ------------    ------------

      Total liabilities ...........................................................        518,316         594,252
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (26,573,905)    (26,573,905)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (19,839,850)    (19,488,444)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      7,432,812       7,784,218
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  7,951,128    $  8,378,470
                                                                                      ============    ============



                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)





                                                     For the three months ended       For the six months ended
                                                              June 30,                         June 30,
                                                    ----------------------------    ----------------------------
                                                        2008             2007           2008            2007
                                                    ------------    ------------    ------------    ------------
Share of loss from partnerships .................   $    (51,948)   $    (67,256)   $    (24,533)   $    (61,115)
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................         38,444          79,720          95,594         161,986
    Gain from extinguishment of debt ............           --              --              --         3,096,290
    Other .......................................           --            12,239            --           (86,447)
                                                    ------------    ------------    ------------    ------------

                                                          38,444          91,959          95,594       3,171,829
                                                    ------------    ------------    ------------    ------------

  Expenses:
    General and administrative ..................         77,240          78,955         169,745         182,341
    Management fee ..............................         75,000          75,000         150,000         150,000
    Professional fees ...........................         50,588          43,744         100,628          87,488
    Amortization of deferred costs ..............          1,047           1,048           2,094           2,093
    Interest ....................................           --              --              --               232
                                                    ------------    ------------    ------------    ------------

                                                         203,875         198,747         422,467         422,154
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (165,431)       (106,788)       (326,873)      2,749,675
                                                    ------------    ------------    ------------    ------------

(Loss) income before gain on disposition
  of investment in partnership ..................       (217,379)       (174,044)       (351,406)      2,688,560

Gain on disposition of investment
  in partnerships ...............................           --              --              --           198,642
                                                    ------------    ------------    ------------    ------------

Net (loss) income ...............................       (217,379)       (174,044)       (351,406)      2,887,202

Accumulated losses, beginning of period .........    (19,622,471)    (18,930,287)    (19,488,444)    (21,991,533)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(19,839,850)   $(19,104,331)   $(19,839,850)   $(19,104,331)
                                                    ============    ============    ============    ============


Net (loss) income allocated
  to General Partners (1.51%) ...................   $     (3,282)   $     (2,628)   $     (5,306)   $     43,597
                                                    ============    ============    ============    ============

Net (loss) income allocated
  to Initial and Special Limited Partners (1.49%)   $     (3,239)   $     (2,593)   $     (5,236)   $     43,019
                                                    ============    ============    ============    ============

Net (loss) income allocated
  to Additional Limited Partners (97%) ..........   $   (210,858)   $   (168,823)   $   (340,864)   $  2,800,586
                                                    ============    ============    ============    ============

Net (loss) income per unit of
  Additional Limited Partner Interest,
  based on 59,882 units outstanding .............   $      (3.52)   $      (2.82)   $      (5.69)   $      46.77
                                                    ============    ============    ============    ============



                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                               For the six months ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                 2008           2007
                                                                             ------------   ------------
Cash flows from operating activities:
  Net (loss) income ......................................................   $  (351,406)   $ 2,887,202

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of loss income from partnerships ...............................        24,533         61,115
    Gain from extinguishment of debt .....................................          --       (3,096,290)
    Gain on disposition of investment in partnerships,
      net of disposition fee .............................................          --         (198,642)
    Amortization of deferred costs .......................................         2,094          2,093

    Changes in assets and liabilities:
      Decrease in other assets ...........................................        12,608        205,793
      Increase in accrued interest payable ...............................          --              232
      Increase in accrued interest on advances ...........................          --             (275)
      Decrease in accounts payable and accrued expenses ..................       (75,936)      (503,304)
                                                                             -----------    -----------

        Net cash used in operating activities ............................      (388,107)      (642,076)
                                                                             -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships .............................         8,660           --
  Proceeds from disposition of investment in partnerships ................          --          198,642
  Collection of sales proceeds ...........................................          --          132,873
  Advances to Local Partnerships .........................................       (35,745)
                                                                             -----------    -----------

        Net cash provided by investing activities ........................         8,660        295,770
                                                                             -----------    -----------

Cash flows from financing activities:
  Distribution to Limited Partners .......................................          --              341
                                                                             -----------    -----------

Net decrease in cash and cash equivalents ................................      (379,447)      (345,965)

Cash and cash equivalents, beginning of period ...........................     5,827,583      6,294,862
                                                                             -----------    -----------

Cash and cash equivalents, end of period .................................   $ 5,448,136    $ 5,948,897
                                                                             ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of June 30, 2008, and the results of its operations for the three and six month periods ended June 30, 2008 and 2007, and its cash flows for the six month periods ended June 30, 2008 and 2007. The results of operations for the interim periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

                             June 30, 2008 and 2007

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

     Due on investment in partnership includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both June 30, 2008 and December 31, 2007; accrued interest payable thereon was $33,976 at both June 30, 2008 and December 31, 2007. These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

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

                             June 30, 2008 and 2007

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

d.   Assets held for sale or transfer
     ---------------------------------

                       Villa Mirage I and Villa Mirage II
                       ----------------------------------

     On November 8, 2006, contracts for the sales of the Villa Mirage I and Villa Mirage II properties were signed. Due to the possible sale of the properties related to Villa Mirage I and Villa Mirage II, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

fees and purchase property costs, which both totaled $0 as of June 30, 2008 and December 31, 2007, respectively, have been reclassified to asset held for sale or transfer in the accompanying balance sheets. Net capitalized acquisition fees and property purchase costs were reduced to zero at December 31, 2007. At December 31, 2007, the Partnership accrued transaction fees payable relating to the sale of the properties of $255,000. The sales are scheduled to close during the fourth quarter of 2008. There is no assurance that the sales of the properties will occur.

e.   Summarized financial information
     --------------------------------

     Combined statements of operations for the four and five Local Partnerships in which the Partnership was invested as of June 30, 2008 and 2007, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                               For the three months ended
                                                                        June 30,
                                                  ----------------------------------------------------------
                                                            2008                             2007
                                                  -------------------------        -------------------------
                                                    Equity                           Equity
                                                    Method       Suspended           Method       Suspended
                                                  ----------     ----------        ----------     ----------
         Number of Local Partnerships                  1             3                  2             3
                                                       =             =                  =             =

         Revenue:
           Rental                                 $  143,088     $  903,837        $  286,659     $  916,807
           Other                                     (20,414)        55,676           (21,650)        43,960
                                                  ----------     ----------        ----------     ----------

             Total revenue                           122,674        959,513           265,009        960,767
                                                  ----------     ----------        ----------     ----------

         Expenses:
           Operating                                 137,011        596,776           184,227        587,727
           Interest                                   (8,733)       264,853            34,021        273,128
           Depreciation and amortization              47,405        203,162            78,629        194,556
                                                  ----------     ----------        ----------     ----------

             Total expenses                          175,683      1,064,791           296,877      1,055,411
                                                  ----------     ----------        ----------     ----------

         Net loss                                 $  (53,009)    $ (105,278)       $  (31,868)    $  (94,644)
                                                  ==========     ==========        ==========     ==========

         Cash distributions                       $    8,660     $       --        $       --     $       --
                                                  ==========     ==========        ==========     ==========

         Partnership's share of Local
           Partnership net loss                      (51,948)            --             (31,236)     (36,020)
                                                  -------------------------        -------------------------

         Share of loss from partnerships                  $(51,948)                         $(67,256)
                                                          ========                          ========


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                                  For the six months ended
                                                                           June 30,
                                                  ----------------------------------------------------------
                                                            2008                             2007
                                                  ------------------------         -------------------------
                                                    Equity                           Equity
                                                    Method       Suspended           Method       Suspended
                                                  ----------     ----------        ----------     ----------
         Number of Local Partnerships                 1              3                 2              3
                                                      =              =                 =              =

         Revenue:
           Rental                                 $  325,808     $1,807,674        $  598,903     $1,833,615
           Other                                      11,284        111,351            13,613         87,920
                                                  ----------     ----------        ----------     ----------

             Total revenue                           337,092      1,919,025           612,516      1,921,535
                                                  ----------     ----------        ----------     ----------

         Expenses:
           Operating                                 284,782      1,193,553           412,821      1,175,453
           Interest                                  (17,466)       529,707            68,043        546,256
           Depreciation and amortization              94,810        406,324           157,258        389,113
                                                  ----------     ----------        ----------     ----------

             Total expenses                          362,126      2,129,584           638,122      2,110,822
                                                  ----------     ----------        ----------     ----------

         Net loss                                 $  (25,034)    $ (210,559)       $  (25,606)    $ (189,287)
                                                  ==========     ==========        ==========     ==========

         Cash distributions                       $    8,660     $       --        $       --     $       --
                                                  ==========     ==========        ==========     ==========

         Partnership's share of Local
           Partnership net loss                      (24,533)            --           (25,095)       (36,020)
                                                  -------------------------        -------------------------

         Share of loss from partnerships                 $(24,533)                        $(61,115)
                                                         ========                         ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of June 30, 2008 and 2007, the Partnership's share of cumulative losses to date for three of four and three of five Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,039,583 and $9,062,539, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. The Partnership paid $79,943 and $141,718 for the three and six month periods ended June 30, 2008, respectively, and $71,505 and $140,215 for the three and six month periods ended June 30, 2007, respectively. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended June 30, 2008 and 2007, and $150,000 for each of the six month periods ended June 30, 2008 and 2007.

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

Cash concentration risk
-----------------------

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains three cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2008, the uninsured portion of the cash balances was $5,616,271.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2007. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships. The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

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

     As of June 30, 2008, the carrying amount of the Partnership's investment in the Local Partnership with a Section 8 HAP contract expiring in the next 12 months and which was not sold on or before August 11, 2008, was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $5,448,136 as of June 30, 2008, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 11, 2008, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The purchase money note related to Victorian Towers Associates (Victorian Towers), in the original principal amount of $900,000, matured on January 1, 1999, and was extended during 2003 to January 1, 2007. The Partnership transferred its interest in Victorian Towers to the noteholder effective January 2, 2007 in full satisfaction of the purchase money note.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2008, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $379,447 during the three month period ended June 30, 2008, primarily due to cash used in operating activities.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended June 30, 2008 increased from the corresponding period in 2007, primarily due to decreases in interest and other revenue and increased professional fees, partially offset by a decrease in share of loss from partnerships and decreases in general and administrative expenses. Interest revenue decreased due to lower cash and cash equivalent balances in 2008. Professional fees increased due to higher audit costs. Share of loss from partnerships decreased primarily due to an advance which was made in May 2007, partially offset by one Local Partnership that has cumulative losses in excess of the amount of the Partnership's investment in 2008, but did not in 2007.

     The Partnership recognized net loss for the six month period ended June 30, 2008, compared to net income during the corresponding period in 2007, primarily due to decreases in gain from extinguishment of debt, gain on disposition of investment in partnerships and interest revenue, and increased professional fees, partially offset by decreases in share of loss from partnerships, other revenue and general and administrative expenses. Interest revenue decreased due to lower cash and cash equivalent balances in 2008. Professional fees increased due to higher audit costs. Share of loss from partnerships decreased due to an advance made and reduced to zero for financial statement purposes in 2007. Other revenue increased due to a distribution paid in April 2007. General and administrative fees decreased primarily due to lower reimbursed payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2008, did not include losses of $103,878 and $207,757, respectively, compared to exclude losses of $94,578 and $189,157 for the three and six month periods ended June 30, 2007, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2008.

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


Item 4. Controls and Procedures
        -----------------------

     In July, 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures - Continued


future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2008, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2008.

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


                                  CAPITAL REALTY INVESTORS-III LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




August 11, 2008                        by:  /s/ H. William Willoughby
---------------                             ------------------------------------
DATE                                        H. William Willoughby
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Account Officer