Form 10-Q
period 2008-09-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2008-11-10
CIK 722833

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


                For the quarterly period ended September 30, 2008


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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2008



                                                                          Page
                                                                          ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2008 and December 31, 2007....................    1

         Statements of Operations and Accumulated Losses
           - for the three and nine months ended
             September 30, 2008 and 2007.................................    2

         Statements of Cash Flows
           - for the nine months ended September 30, 2008 and 2007.......    3

         Notes to  Financial Statements
           - September 30, 2008 and 2007.................................    4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   11

Item 4.  Controls and Procedures.........................................   13


Part II - OTHER INFORMATION

Item 5.  Other Information...............................................   14

Item 6.  Exhibits........................................................   14

Signature................................................................   15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                      September 30,    December 31,
                                                                                          2008            2007
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $  2,445,060    $  2,502,406
Cash and cash equivalents .........................................................      5,334,595       5,827,583
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $65,204 and $63,275, respectively ............         11,951          13,880
Property purchase costs,
  net of accumulated amortization of $39,128 and $37,916, respectively ............          9,354          10,566
Other assets ......................................................................         11,140          24,035
                                                                                      ------------    ------------

      Total assets ................................................................   $  7,812,100    $  8,378,470
                                                                                      ============    ============




                                                  LIABILITIES AND PARTNERS' DEFICIT


Due on investment in partnership ..................................................   $    119,544    $    119,544
Accrued interest payable ..........................................................         33,976          33,976
Accounts payable and accrued expenses .............................................        367,657         440,732
                                                                                      ------------    ------------

      Total liabilities ...........................................................        521,177         594,252
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (26,573,905)    (26,573,905)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (19,981,739)    (19,488,444)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      7,290,923       7,784,218
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  7,812,100    $  8,378,470
                                                                                      ============    ============



                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                     For the three months ended      For the nine months ended
                                                            September 30,                  September 30,
                                                    ----------------------------    ----------------------------
                                                        2008            2007            2008            2007
                                                    ------------    ------------    ------------    ------------
Share of (loss) income from partnerships ........   $    (24,153)   $      9,490    $    (48,686)   $    (51,625)
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................         34,652          78,964         130,247         240,949
    Gain from extinguishment of debt ............           --              --              --         3,096,290
    Other .......................................           --             8,044            --           (78,403)
                                                    ------------    ------------    ------------    ------------

                                                          34,652          87,008         130,247       3,258,836
                                                    ------------    ------------    ------------    ------------

  Expenses:
    General and administrative ..................         65,123          92,873         234,869         275,212
    Management fee ..............................         75,000          75,000         225,000         225,000
    Professional fees ...........................         11,218          50,743         111,846         138,231
    Amortization of deferred costs ..............          1,047           1,047           3,141           3,141
    Interest ....................................           --              --              --               232
                                                    ------------    ------------    ------------    ------------

                                                         152,388         219,663         574,856         641,816
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (117,736)       (132,655)       (444,609)      2,617,020
                                                    ------------    ------------    ------------    ------------

(Loss) income before gain on disposition
  of investment in partnership ..................       (141,889)       (123,165)       (493,295)      2,565,395

Gain on disposition of investment
  in partnerships ...............................           --              --              --           198,642
                                                    ------------    ------------    ------------    ------------

Net (loss) income ...............................       (141,889)       (123,165)       (493,295)      2,764,037

Accumulated losses, beginning of period .........    (19,839,850)    (19,104,331)    (19,488,444)    (21,991,533)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(19,981,739)   $(19,227,496)   $(19,981,739)   $(19,227,496)
                                                    ============    ============    ============    ============


Net (loss) income allocated
  to General Partners (1.51%) ...................   $     (2,143)   $     (1,860)   $     (7,449)   $     41,737
                                                    ============    ============    ============    ============

Net (loss) income allocated
  to Initial and Special Limited Partners (1.49%)   $     (2,114)   $     (1,835)   $     (7,350)   $     41,184
                                                    ============    ============    ============    ============

Net (loss) income allocated
  to Additional Limited Partners (97%) ..........   $   (137,632)   $   (119,470)   $   (478,496)   $  2,681,116
                                                    ============    ============    ============    ============

Net (loss) income per unit of
  Additional Limited Partner Interest,
  based on 59,882 units outstanding .............   $      (2.30)   $      (2.00)   $      (7.99)   $      44.77
                                                    ============    ============    ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                              For the nine months ended
                                                                                    September 30,
                                                                             ----------------------------
                                                                                  2008          2007
                                                                             ------------   ------------
Cash flows from operating activities:
  Net (loss) income ......................................................   $  (493,295)   $ 2,764,037

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of loss income from partnerships ...............................        48,686         51,625
    Gain from extinguishment of debt .....................................          --       (3,096,290)
    Gain on disposition of investment in partnerships,
      net of disposition fee .............................................          --         (198,642)
    Amortization of deferred costs .......................................         3,141          3,141

    Changes in assets and liabilities:
      Decrease in other assets ...........................................        12,895        205,819
      Increase in accrued interest payable ...............................          --              232
      Increase in accrued interest on advances ...........................          --             (712)
      Decrease in accounts payable and accrued expenses ..................       (73,075)      (429,365)
                                                                             -----------    -----------

        Net cash used in operating activities ............................      (501,648)      (700,155)
                                                                             -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships .............................         8,660         11,533
  Proceeds from disposition of investment in partnerships ................          --          198,642
  Collection of sales proceeds ...........................................          --          132,873
  Advances to Local Partnerships .........................................          --          (35,745)
                                                                             -----------    -----------

        Net cash provided by investing activities ........................         8,660        307,303
                                                                             -----------    -----------

Cash flows from financing activities:
  Distribution to Limited Partners .......................................          --              341
                                                                             -----------    -----------

Net decrease in cash and cash equivalents ................................      (492,988)      (392,511)

Cash and cash equivalents, beginning of period ...........................     5,827,583      6,294,862
                                                                             -----------    -----------

Cash and cash equivalents, end of period .................................   $ 5,334,595    $ 5,902,351
                                                                             ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of September 30, 2008, and the results of its operations for the three and nine month periods ended September 30, 2008 and 2007, and its cash flows and partners' capital for the nine month periods ended September 30, 2008 and 2007. The results of operations for the interim periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2007 annual report on Form 10-KSB.


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

                           September 30, 2008 and 2007

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

     Due on investment in partnership includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both September 30, 2008 and December 31, 2007; accrued interest payable thereon was $33,976 at both September 30, 2008 and December 31, 2007. These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

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

                           September 30, 2008 and 2007

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

                          Village Squire I & II and III
                          -----------------------------

     On June 27, 2006, the properties related to Village Squire I & II and Village Squire III were sold. Gross cash proceeds distributed to the Partnership at December 31, 2006 totaled $2,990,786. The sale resulted in gain on disposition of investments in partnerships of $1,948,765 for financial statement purposes in 2006 and $12,425,791 for federal income tax purposes. In accordance with the terms of the Partnership Agreement, in July 2006, the Managing General Partner was paid a disposition fee of $810,000 related to the sales. The fee was accrued and netted against the related gain on disposition of investment in partnerships at June 30, 2006. At December 31, 2006, the Partnership accrued $132,873 for additional proceeds received in March 2007, which was recorded as gain on disposition of investment in partnerships for financial statement purposes, and which increased the gain mentioned above. During the first quarter of 2007, the Partnership reduced gain on disposition of investments in partnerships by $97,358 for additional expenses relating to the sales. During the third quarter of 2007, the Partnership received $8,044, which is included in other income in the accompanying financial statements at September 30, 2007.

                                 Windham Village
                                 ---------------

     On October 31,  2007,  the  Partnership's  interest in Windham  Village was sold. The sale resulted in net gain on disposition of investments in partnerships of $61,567 for financial statement purposes and gain of $1,510,419 for federal tax purposes. The Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $7,660 as of December 31, 2006, was reclassified to investment in partnerships held for sale or transfer in the balance sheet at that date.

d.   Assets held for sale or transfer
     --------------------------------

                       Villa Mirage I and Villa Mirage II
                       ----------------------------------

     On November 8, 2006, contracts for the sales of the Villa Mirage I and Villa Mirage II properties were signed. The contracts have been extended to January 30, 2009. Due to the possible sale of the properties owned by Villa

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

Mirage I and Villa Mirage II, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and purchase property costs, which both totaled $0 as of September 30, 2008 and December 31, 2007, respectively, have been reclassified to asset held for sale or transfer in the accompanying balance sheets. Net capitalized acquisition fees and property purchase costs were reduced to zero at December 31, 2007. At December 31, 2007, the Partnership accrued transaction fees payable relating to the sale of the properties of $255,000. There is no assurance that the sales of the properties will occur.

e.   Summarized financial information

     Combined statements of operations for the four and five Local Partnerships in which the Partnership was invested as of September 30, 2008 and 2007, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.


                                     COMBINED STATEMENTS OF OPERATIONS

                                                (Unaudited)


                                                             For the three months ended
                                                                     September 30,
                                              ----------------------------------------------------------
                                                        2008                             2007
                                              -------------------------        -------------------------
                                                Equity                           Equity
                                                Method       Suspended           Method       Suspended
                                              ----------     ----------        ----------     ----------
     Number of Local Partnerships                  1             3                  2             3
                                                   =             =                  =             =

     Revenue:
       Rental                                 $  158,812     $  903,837        $  307,119     $  916,807
       Other                                      (3,069)        55,676             7,799         43,960
                                              ----------     ----------        ----------     ----------

         Total revenue                           155,743        959,513           314,918        960,767
                                              ----------     ----------        ----------     ----------

     Expenses:
       Operating                                 141,717        596,776           192,139        587,727
       Interest                                   (8,733)       264,853            34,021        273,128
       Depreciation and amortization              47,405        203,162            78,629        194,556
                                              ----------     ----------        ----------     ----------

         Total expenses                          180,389      1,064,791           304,789      1,055,411
                                              ----------     ----------        ----------     ----------

     Net (loss) income                        $  (24,646)    $ (105,278)       $   10,129     $  (94,644)
                                              ==========     ==========        ==========     ==========

     Cash distributions                       $       --     $       --        $   11,533     $       --
                                              ==========     ==========        ==========     ==========

     Partnership's share of Local
       Partnership net (loss) income          $  (24,153)    $       --        $    9,927     $       --

     Accrued interest on advance                      --             --                --           (437)
                                              -------------------------        -------------------------

     Share of (loss) income from
       partnerships                                   $(24,153)                           $9,490
                                                      ========                            ======

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                             For the nine months ended
                                                                    September 30,
                                               ----------------------------------------------------------
                                                         2008                             2007
                                               ------------------------         -------------------------
                                                 Equity                           Equity
                                                 Method       Suspended           Method       Suspended
                                               ----------     ----------        ----------     ----------
      Number of Local Partnerships                 1              3                 2              3
                                                   =              =                 =              =

      Revenue:
        Rental                                 $  484,620     $2,711,510        $  906,022     $2,750,422
        Other                                       8,215        167,027            21,412        131,879
                                               ----------     ----------        ----------     ----------

          Total revenue                           492,835      2,878,537           927,434      2,882,301
                                               ----------     ----------        ----------     ----------

      Expenses:
        Operating                                 426,499      1,790,329           604,960      1,763,180
        Interest                                  (26,198)       794,560           102,064        819,384
        Depreciation and amortization             142,214        609,485           235,886        583,669
                                               ----------     ----------        ----------     ----------

          Total expenses                          542,515      3,194,374           942,910      3,166,233
                                               ----------     ----------        ----------     ----------

      Net loss                                 $  (49,680)    $ (315,837)       $  (15,476)    $ (283,932)
                                               ==========     ==========        ==========     ==========

      Cash distributions                       $    8,660     $       --        $   11,533     $       --
                                               ==========     ==========        ==========     ==========

      Partnership's share of Local
        Partnership net loss                   $  (48,686)    $       --        $  (15,168)    $       --

      Advance to Local Partnership                     --             --                --        (36,457)
                                               -------------------------        -------------------------

      Share of loss from partnerships                 $(48,686)                          $(51,625)
                                                      ========                           ========



     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of September 30, 2008 and 2007, the Partnership's share of cumulative losses to date for three of four and three of five Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,143,461 and $9,155,853, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. The Partnership paid $50,451 and $192,169 for the three and nine month periods ended September 30, 2008, respectively, and $69,048 and $209,263 for the three and nine month periods ended September 30, 2007, respectively. Such expenses are included in
general  and   administrative   expenses  in  the  accompanying   statements  of
operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended September 30, 2008 and 2007, and $225,000 for each of the nine month periods ended September 30, 2008 and 2007.

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

Cash concentration risk
-----------------------

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains three cash accounts with the same bank. As of September 30, 2008, the uninsured portion of the cash balances was $5,559,853.

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


Section 8, the government pays to the applicable apartment partnership the difference between market rental rates (determined in accordance with government procedures) and the rate the government deems residents can afford. Under
Section 236, the government provides interest subsidies directly to the applicable apartment partnership through a reduction in the property's mortgage interest rate. In turn, the partnership provides a corresponding reduction in resident rental rates. In compliance with the requirements of Section 8 and of
Section 236, residents are screened for eligibility under HUD guidelines. Subsidies are provided under contracts between the federal government and the apartment partnerships.

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

     Villa Mirage I has a Section 8 HAP contract which expires December 19, 2008. The Section 8 HAP contract covers all of the apartment units in Villa Mirage I. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period.

     As of September 30, 2008, the carrying amount of the Partnership's investment in the Local Partnership with a Section 8 HAP contract expiring in the next 12 months and which was not sold on or before November 10, 2008, was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $5,334,595 as of September 30, 2008, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 10, 2008, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The purchase money note related to Victorian Towers Associates (Victorian Towers), in the original principal amount of $900,000, matured on January 1, 1999, and was extended during 2003 to January 1, 2007. The Partnership transferred its interest in Victorian Towers to the noteholder effective January 2, 2007 in full satisfaction of the purchase money note.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2008, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $492,988 during the nine month period ended September 30, 2008, primarily due to cash used in operating activities.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended September 30, 2008 increased from the corresponding period in 2007, primarily due to increased share of loss from partnerships and decreased interest revenue, partially offset by decreases in general and administrative expenses and professional fees. Share of loss from partnerships increased primarily due to lower rental revenue at one property. Interest revenue decreased due to lower cash and cash equivalent balances and rates in 2008. General and administrative expenses decreased primarily due to lower reimbursed payroll costs. Professional fees are lower due to a reduction in audit fee expense associated with the timing of services provided.

     The Partnership recognized net loss for the nine month period ended September 30, 2008, compared to net income during the corresponding period in 2007, primarily due to decreases in gain from extinguishment of debt and gain on disposition of investment in partnerships. Contributing to net loss was decreased interest revenue, partially offset by decreases in general and administrative expenses and professional fees, all as stated above. Share of loss from partnerships decreased due to an advance made and reduced to zero for financial statement purposes in 2007, partially offset by a decrease in rental revenue at one property.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2008, did not include losses of $103,878 and $311,635, respectively, compared to exclude losses of $94,578 and $283,735 for the three and nine month periods ended September 30, 2007, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2008.

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


Item 4. Controls and Procedures

     In October, 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures - Continued


can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2008, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2008.

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


                               CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                               -------------------------------------------------
                               (Registrant)

                               by:  C.R.I., Inc.
                                    --------------------------------------------
                                    Managing General Partner




November 10, 2008                   by:  /s/ H. William Willoughby
-----------------                        ---------------------------------------
DATE                                     H. William Willoughby
                                         Director, President, Secretary,
                                           Principal Financial Officer and
                                           Principal Account Officer