Form 10-K
period 2008-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2009-04-01
CIK 722833

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-K

                           ---------------------------



|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-11962

                           ---------------------------

                          CAPITAL REALTY INVESTORS-III
                               LIMITED PARTNERSHIP

         Maryland                                        52-1311532
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                        UNITS OF LIMITED PARTNER INTEREST

                           ---------------------------

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes      |_|      No       |X|

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes      |_|      No       |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      |X|      No       |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer    |_|         Accelerated filer           |_|
Non-accelerated filer      |_|         Smaller reporting company   |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      |_|      No     |X|

The units of limited partner interest of the Registrant are not traded in any market. Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price.

                       DOCUMENTS INCORPORATED BY REFERENCE
 -------------------------------------------------------------------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                         2008 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS





                                                                         Page
                                                                         ----

                                     PART I

Item 1.   Business......................................................  I-1
Item 2.   Properties....................................................  I-3
Item 3.   Legal Proceedings.............................................  I-3
Item 4.   Submission of Matters to a Vote of Security Holders...........  I-4


                                     PART II

Item 5.   Market for the Registrant's Partnership Interests
            and Related Partnership Matters ............................  II-1
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................  II-2
Item 8.   Financial Statements..........................................  II-5
Item 9.   Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure......................  II-5
Item 9A.  Controls and Procedures.......................................  II-5
Item 9B.  Other Information.............................................  II-6


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant............  III-1
Item 11.  Executive Compensation........................................  III-1
Item 12.  Security Ownership of Certain Beneficial Owners and Management. III-2
Item 13.  Certain Relationships and Related Transactions................  III-3
Item 14.  Principal Accountant Fees and Services........................  III-3


                                     PART IV

Item 15.  Exhibits and Financial Statements.............................  IV-1

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

     Capital Realty Investors-III Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983. On November 7, 1983, the Partnership commenced offering 60,000 units of additional limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering in January 1984 when it became fully subscribed. As of December 31, 2008, 118 units of limited partner interest had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 37 Local Partnerships. As of December 31, 2008, the Partnership retained investments in four Local Partnerships. Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

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

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 31 (four remaining as of December 31,
2008)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. In another six (zero remaining as of December 31, 2008) Local Partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2008, follows.


                                SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                 IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
                                                   HAS AN INVESTMENT (1)

                                                                                   Number         Units
                              Mortgage                                               of       Authorized for     Expiration
 Name and Location           Payable at         Financed and/or Insured            Rental       Low Income           of
of Apartment Complex        12/31/08 (2)        and/or Subsidized Under            Units        Subsidies       HAP Contract
--------------------        ------------    -------------------------------      ---------    --------------    ------------
Meadow Lanes Apts.          $  822,686      Michigan State Housing Develop-           118             0                 --
 Holland, MI                                 ment Authority/Section 236 of
                                             the National Housing Act (NHA)

Monterey/Hillcrest           13,105,921     Section 221(d)(4) of the NHA/             300            60           04/23/24 (3)
 Waukesha, WI                                Federal Housing Administration

Villa Mirage I                1,444,324     California Housing Finance                 50            50           12/19/09 (3)(4)
 Rancho Mirage, CA                            Agency (CHFA)/Section 8

Villa Mirage II               1,472,043     CHFA/Section 8                             48            48           12/14/15
 Rancho Mirage, CA
                            -----------                                            ------          ----
Totals (4 Properties)       $16,844,974                                               516           158
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


                                                                                    Average Effective Annual
                                       Units Occupied As                                Rental Per Unit
                                  Percentage of Total Units                           for the Years Ended
                                      As of December 31,                                   December 31,
 Name and Location           -----------------------------------     -------------------------------------------------------
of Apartment Complex         2008    2007    2006   2005    2004      2008       2007         2006        2005        2004
--------------------         ----    ----    ----   ----    ----     -------   --------     --------    --------    --------
Meadow Lanes Apts.            85%     89%     82%    96%     96%     $ 5,995   $ 6,194      $ 6,302     $ 6,257     $ 6,326
 Holland, MI

Monterey/Hillcrest            89%     91%     91%    95%     97%       8,982     8,816        8,785       8,461       8,490
 Waukesha, WI

Villa Mirage I               100%     97%    100%    98%     98%      10,413    10,157       10,106      10,087      10,030
 Rancho Mirage, C

Villa Mirage II              100%     95%     98%   100%    100%      10,499     9,642       10,083       9,960      10,011
 Rancho Mirage, CA
                             ---     ---     ---    ---     ---      -------   -------      -------     -------     -------
Totals (4 Properties) (5)     94%     93%     93%    97%     98%     $ 8,972   $ 8,702      $ 8,819     $ 8,691     $ 8,714
                             ===     ===     ===    ===     ===      =======   =======      =======     =======     =======


     (1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
     (2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2008.
     (3) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
     (4) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.
     (5) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

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

                               FOR                     AGAINST                ABSTAIN                    TOTAL
                       --------------------     --------------------     -------------------       -------------------
                       Units of                 Units of                 Units of                  Units of
                       limited                  limited                  limited                   limited
                       partner                  partner                  partner                   partner
Description            interest     Percent     interest     Percent     interest     Percent      interest    Percent
-----------            --------     -------     --------     -------     --------     -------      --------    -------
Sale, dissolution
  and increased
  Disposition Fee       34,464       57.55%      1,778        2.97%         250        0.42%        36,492     60.94%

$500,000 Partnership
  Liquidation Fee       30,535       50.99%      5,087        8.49%         860        1.44%        36,482     60.92%



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

         (b) As of April 1, 2009 there were approximately 3,824 registered holders of Units in the Partnership.

         (c)      No distributions were declared in the years 2008 and 2007.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-K at December 31, 2008. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships. The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

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

     Villa Mirage I has a Section 8 HAP contract which expires December 19, 2009. The Section 8 HAP contract covers all of the apartment units in Villa Mirage. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at expiration.

     As of December 31, 2008, the carrying amount of the Partnership's investment in the Local Partnership with a Section 8 HAP contract expiring in 2009 was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2008, the Partnership had approximately 3,844 investors who held a total of 59,882 units of additional limited partner interest which were originally sold for the aggregate amount of $59,882,000. The Partnership originally made investments in 37 Local Partnerships, of which four remain at

                                     PART II
                                     -------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

December 31, 2008. The Partnership's liquidity, with unrestricted cash resources of $5,229,267 as of December 31, 2008, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 31, 2009, there were no material commitments for capital expenditures.

     During 2008 and 2007, the Partnership received cash distributions of $8,660 and $11,533, respectively, from the Local Partnerships.

     The purchase money note related to Victorian Towers Associates (Victorian Towers), in the original principal amount of $900,000, matured on January 1, 1999, and was extended during 2003 to January 1, 2007. The Partnership transferred its interest in Victorian Towers to the noteholder effective January 2, 2007 in full satisfaction of the purchase money note.

     Due on investments in partnerships includes $119,544 due to a previous owner related to Meadow Lanes II Associates Ltd. Dividend Associates (Meadow Lanes Apartments) at December 31, 2008 and 2007; accrued interest payable thereon was $33,976 at December 31, 2008 and 2007. These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2008, existing cash resources were adequate to support net cash used in operating activities. Cash and cash equivalents decreased $598,316 during 2008, primarily due to cash used in operating activities. For the years ended December 31, 2008 and December 31, 2007, distributions of $8,660 and $11,533, respectively, were received from Local Partnerships. The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years.

     The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

                              Results of Operations
                              ---------------------

2008 Versus 2007
----------------

     The Partnership recognized net loss for the year ended December 31, 2008, compared to net income in 2007, primarily due to decreases in gain from extinguishment of debt, gain on disposition of investment in partnerships and interest revenue, partially offset by an increase in share of income from partnerships and decreases in general and administrative expenses and professional fees. Interest revenue decreased due to lower cash and cash equivalent balances and rates in 2008. Share of income from partnerships increased due to higher rental revenue and lower operating expenses at one property and an advance made and reduced to zero for financial statement purposes in 2007, partially offset by higher operating expenses at one property. General and administrative expenses decreased primarily due to lower reimbursed payroll costs. Professional fees are lower due to a reduction in audit fee expense associated with the timing of services provided.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2008 and 2007, did not include losses of $349,189 and $380,095, respectively.

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

     The combined rental revenues for the Partnership's remaining four properties for the five years ended December 31, 2008, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2008 and in prior years.

                                                         For the years ended December 31,
                               -----------------------------------------------------------------------------
                                  2008              2007             2006            2005            2004
                               -----------       ----------       ---------       ----------      ----------
Combined Rental
  Revenue                      $4,426,527        $4,346,226       $4,368,345      $4,259,139      $4,275,322

Annual Percentage
  Increase (Decrease)                      1.8%             (0.5)%           2.6%           (0.4)%



ITEM 8. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part IV.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

     In January 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that

                                     PART II
                                     -------


ITEM 9A. CONTROLS AND PROCEDURES - Continued
         -----------------------

as of December 31, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2008, but not reported, whether or not otherwise required by this Form 10-K at December 31, 2008.

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

William B. Dockser, 72, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 62, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

     (c) There is no family relationship between any of the foregoing directors and executive officers.

     (d)  Involvement in certain legal proceedings.

          None.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

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

                                      III-1

                                    PART III
                                    --------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at April 1, 2009.

                                                                 % of Total
           Name and Address           Amount and Nature         Units Issued
          of Beneficial Owner      of Beneficial Ownership     and Outstanding
          -------------------      -----------------------     ---------------

          Equity Resource                 12,376 Units              20.7%
            Investments, LLC
          44 Brattle Street
          Cambridge, MA 02138

          Peachtree Partners
            & Affiliates
          P. O. Box 47638
          Phoenix, AZ 85068                3,567 Units              6.0%

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 31, 2009, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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

                                      III-2

                                    PART III
                                    --------


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2008 and 2007, the Partnership retained Grant Thornton LLP to provide services as follows.

                                            Year Ended December 31,
                                          ---------------------------
                                            2008               2007
                                          --------           --------

      Audit fees                          $112,900           $150,644
      Audit-related fees                        --                 --
      Tax fees (1)                          16,000             32,950
      All other fees                            --                 --
                                          --------           --------
          Total billed                    $128,900           $183,594
                                          ========           ========

     (1)  Preparation of Partnership federal and state tax returns.

     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2008 and 2007, which services it was determined did not compromise Grant Thornton LLP's independence.

                                      III-3

                                     PART IV
                                     -------


ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS
         ---------------------------------

1.   Financial Statements

     a.   The following documents are included as part of this report:

          (1)  Financial Statements

               Report of Independent Registered Public Accounting Firm Balance Sheets
               Statements of Operations
               Statements of Changes in Partners' (Deficit) Capital Statements of Cash Flows
               Notes to Financial Statements

          (2)  Financial Statement Schedules

               None.

          (3)  Exhibits

               Index of Exhibits (Listed according to the number assigned in the table in Item 601 of Regulation S-K.)

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

                                     PART IV
                                     -------


ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS - Continued
         ---------------------------------

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



April 1, 2009                         by:  /s/ William B. Dockser
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


March 31, 2009                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Account Officer

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----

Financial Statements of Capital Realty Investors-III Limited Partnership

Report of Independent Registered Public Accounting Firm..................  IV-5
Balance Sheets as of December 31, 2008 and 2007..........................  IV-6
Statements of Operations for the Years Ended
  December 31, 2008, 2007 and 2006.......................................  IV-7
Statements of Changes in Partners' Deficit for the Years Ended
  December 31, 2008, 2007 and 2006.......................................  IV-8
Statements of Cash Flows for the Years Ended
  December 31, 2008, 2007 and 2006.......................................  IV-9
Notes to Financial Statements............................................  IV-10

Report of Independent Registered Public Accounting Firm


The Partners
Capital Realty Investors-III Limited Partnership


We have audited the accompanying balance sheets of Capital Realty Investors-III Limited Partnership (a Maryland limited partnership) (the Partnership) as of December 31, 2008 and 2007, and the related statements of operations, partners' (deficit) capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-III Limited Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the Partnership has received limited partner approval of the Partnership's plan to sell all of the Partnership's assets and dissolve the Partnership pursuant to a Plan of Liquidation and Dissolution. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


/s/ Grant Thornton LLP


McLean, Virginia
March 31, 2009

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2008             2007
                                                                                      ------------    ------------
Investments in partnerships .......................................................   $  2,543,918    $  2,502,406
Cash and cash equivalents .........................................................      5,229,267       5,827,583
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $65,847 and $63,275, respectively ............         11,308          13,880
Property purchase costs,
  net of accumulated amortization of $39,532 and $37,916, respectively ............          8,950          10,566
Other assets ......................................................................          5,645          24,035
                                                                                      ------------    ------------

      Total assets ................................................................   $  7,799,088    $  8,378,470
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $    119,544    $    119,544
Accrued interest payable ..........................................................         33,976          33,976
Accounts payable and accrued expenses .............................................        339,199         440,732
                                                                                      ------------    ------------

      Total liabilities ...........................................................        492,719         594,252
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (26,573,905)    (26,573,905)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (19,966,293)    (19,488,444)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      7,306,369       7,784,218
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  7,799,088    $  8,378,470
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                                 For the years ended
                                                                                      December 31,
                                                                     --------------------------------------------
                                                                         2008            2007            2006
                                                                     ------------    ------------    ------------
Share of income from partnerships ................................   $     59,468    $     37,785    $     95,628
                                                                     ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt .............................           --         3,096,290      13,610,976
    Interest and other ...........................................        156,074         237,275         568,938
                                                                     ------------    ------------    ------------

                                                                          156,074       3,333,565      14,179,914
                                                                     ------------    ------------    ------------

  Expenses:
    General and administrative ...................................        267,577         358,376         447,941
    Management fee ...............................................        300,000         300,000         300,000
    Professional fees ............................................        112,330         190,080         184,852
    Amortization of deferred costs ...............................          4,188          17,192          10,484
    Interest .....................................................           --               232         104,696
                                                                     ------------    ------------    ------------

                                                                          684,095         865,880       1,047,973
                                                                     ------------    ------------    ------------

      Total other revenue and expenses ...........................       (528,021)      2,467,685      13,131,941
                                                                     ------------    ------------    ------------

(Loss) income before gain on disposition of investment in
  partnerships and impairment loss ...............................       (468,553)      2,505,470      13,227,569

Gain on disposition of investment in partnerships,
  net of disposition fees ........................................           --           260,209       7,617,744

Impairment loss ..................................................         (9,296)       (262,590)           --
                                                                     ------------    ------------    ------------

Net (loss) income ................................................   $   (477,849)   $  2,503,089    $ 20,845,313
                                                                     ============    ============    ============


Net (loss) income allocated to General Partners (1.51%) ..........   $     (7,216)   $     37,797    $    314,764
                                                                     ============    ============    ============

Net (loss) income allocated to Initial and
  Special Limited Partners (1.49%) ...............................   $     (7,120)   $     37,296    $    310,595
                                                                     ============    ============    ============

Net (loss) income allocated to Additional Limited Partners (97%) .   $   (463,513)   $  2,427,996    $ 20,219,954
                                                                     ============    ============    ============

Net (loss) income per unit of Additional Limited Partner Interest,
  based on 59,882 units outstanding ..............................   $      (7.74)   $      40.55    $     337.66
                                                                     ============    ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                                 Initial and
                                                                   Special        Additional
                                                   General         Limited         Limited
                                                   Partners        Partners        Partners         Total
                                                 ------------    ------------    ------------    ------------
Partner's deficit, January 1, 2006 ...........   $   (773,609)   $   (763,968)   $ (6,721,344)   $ (8,258,921)

  Net income .................................        314,764         310,595      20,219,954      20,845,313

  Distribution of $122.00 per unit
    of Additional Limited Partner Interest ...           --              --        (7,305,604)     (7,305,604)
                                                 ------------    ------------    ------------    ------------

Partners' (deficit) capital, December 31, 2006       (458,845)       (453,373)      6,193,006       5,280,788
                                                 ------------    ------------    ------------    ------------

  Net income .................................         37,797          37,296       2,427,996       2,503,089

  Abandoned units ............................           --              --               341             341
                                                 ------------    ------------    ------------    ------------

Partners' (deficit) capital, December 31, 2007       (421,048)       (416,077)      8,621,343       7,784,218

  Net loss ...................................         (7,216)         (7,120)       (463,513)       (477,849)
                                                 ------------    ------------    ------------    ------------

Partners' (deficit) capital, December 31, 2008   $   (428,264)   $   (423,197)   $  8,157,830    $  7,306,369
                                                 ============    ============    ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                         For the years ended
                                                                                             December 31,
                                                                             --------------------------------------------
                                                                                 2008            2007           2006
                                                                             ------------    ------------    ------------
Cash flows from operating activities:
  Net (loss) income ......................................................   $   (477,849)   $  2,503,089    $ 20,845,313

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships ....................................        (59,468)        (37,785)        (95,628)
    Amortization of deferred costs .......................................          4,188          17,192          10,484
    Gain from extinguishment of debt .....................................           --        (3,096,290)    (13,610,976)
    Gain on disposition of investment in partnerships,
      net of disposition fees ............................................           --          (260,209)     (7,617,744)
    Impairment loss ......................................................          9,296         262,590            --

    Changes in assets and liabilities:
      Decrease (increase) in other assets ................................         18,390         207,064        (225,039)
      Increase in accrued interest payable ...............................           --               232         104,696
      Payment of purchase money note interest ............................           --              --           (12,818)
      (Decrease) increase in accounts payable and accrued expenses .......       (101,533)       (184,321)        447,488
                                                                             ------------    ------------    ------------

        Net cash used in operating activities ............................       (606,976)       (588,438)       (154,224)
                                                                             ------------    ------------    ------------

Cash flows from investing activities:
  Proceeds from disposition of investment in partnerships ................           --           231,412       9,373,376
  Collection of sales proceeds receivable ................................           --           132,873          15,900
  Receipt of distributions from partnerships .............................          8,660          11,533          84,010
  Disposition fees paid to related party .................................           --              --        (1,785,000)
  Sale transaction fees payable ..........................................           --          (255,000)           --
  Advance to Local Partnership ...........................................           --           (35,745)       (150,000)
  Collection of advance to Local Partnership .............................           --            35,745         150,000
                                                                             ------------    ------------    ------------

        Net cash provided by investing activities ........................          8,660         120,818       7,688,286
                                                                             ------------    ------------    ------------


Cash flows from financing activities:
  Distributions to Additional Limited Partners ...........................           --               341      (7,305,604)
                                                                             ------------    ------------    ------------


Net (decrease) increase in cash and cash equivalents .....................       (598,316)       (467,279)        228,458

Cash and cash equivalents, beginning of year .............................      5,827,583       6,294,862       6,066,404
                                                                             ------------    ------------    ------------

Cash and cash equivalents, end of year ...................................   $  5,229,267    $  5,827,583    $  6,294,862
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

          The Partnership sold 60,000 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated in January 1984. As of December 31, 2008, 118 units of limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in partnerships
          ---------------------------

          The investments in Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2008 and 2007, the Partnership's share of cumulative losses for two and two of the Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $9,181,015 and $8,831,826, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
     ------------------------------------------

     d.   Investment in partnerships held for sale or transfer
          ----------------------------------------------------

          Due to the possible sales of the properties related to Villa Mirage I and Villa Mirage II, as further discussed in Note 2.e., the Partnership's investments in these Local Partnerships have been reclassified to asset held for sale or transfer in the accompanying balance sheets at December 31, 2008 and December 31, 2007. When investments are reclassifed to investment in partnerships held for sale or transfer, amortization of the acquisition fees and property purchase costs are discontinued. Assets held for sale or transfer are not recorded in excess of their estimated net realizable value.

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

     h.   Fair value of financial instruments
          -----------------------------------

          In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under US GAAP. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008. The adoption did not have a material impact on our financial position, results of operations or cash flows. In accordance with FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157", we are required to adopt the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009 and do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

          SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value as follows:

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     1. Level 1 Inputs -- quoted prices in active markets for identical assets of liabilities.
     2. Level 2 Inputs -- observe inputs other than quoted prices in active markets for identical assets and liabilities.
     3.   Level 3 Inputs -- unobservable inputs.

          In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

          The balance sheet carrying amount for cash and cash equivalents approximates their fair value.

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

          The record date for voting was November 1, 2005, and the final voting deadline was January 20, 2006. The Managing General Partner has received

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     consent from a majority of the Limited Partners for the liquidation of the Partnership. A tabulation of votes received by the voting deadline follows.

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

     l.   New accounting pronouncement
          ----------------------------

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. We did not make this fair value election when we adopted SFAS No. 159 effective January 1, 2008, and, therefore, it did not have an impact on our financial position, results of operations, or cash flows.


2.   INVESTMENTS IN PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2008 and 2007, the Partnership held limited partner interests in four Local Partnerships which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income.

          Due on investments in partnerships includes $119,544 due to a previous owner related to Meadow Lanes at December 31, 2008 and 2007; accrued interest payable thereon was $33,976 at December 31, 2008 and 2007. These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

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

          Interest expense on the Partnership's purchase money note for the years ended December 31, 2008, 2007 and 2006, was $0, $232 and $104,696,
     respectively.

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

          In April 2003, the Managing General Partner and the purchase money noteholders agreed to extend the maturity dates of the purchase money notes related to Heritage Estates I and Heritage Estates II to January 1, 2004. In conjunction therewith, on April 4, 2003, documents transferring the Partnership's interests in Heritage Estates I and Heritage Estates II were placed in escrow, to be released to the noteholders in the event of non-payment at maturity. The noteholders obtained regulatory consents for the transfers and the conveyance instruments were released from escrow as of February 8, 2006. The transfer resulted in gain from extinguishment of debt of $13,610,976 for financial statement purposes in 2006, and gain of $13,034,619 for federal tax purposes in 2006. At December 31, 2006, the Partnership accrued $116,595 for a cash distribution received in January 2007 which was recorded as other income for financial statement purposes, and which increased the gain mentioned above. At March 31, 2007, the Partnership accrued $98,686 and reduced other income for a cash distribution paid to the noteholders in April 2007.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2. INVESTMENTS IN PARTNERSHIPS - Continued

     b.   Interests  in  profits,  losses and cash  distributions  made by
          ----------------------------------------------------------------
             Local Partnerships
             ------------------

          The Partnership has a 98.00% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the "Agencies") of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2008 and 2007, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $8,660 and $11,533, respectively. As of December 31, 2008 and 2007, three of four and three and five, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $103,976 and $133,828, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

     d.   Assets held for sale or transfer
          --------------------------------

                       Villa Mirage I and Villa Mirage II
                       ----------------------------------

          On November 8, 2006, contracts for the sales of the Villa Mirage I and Villa Mirage II properties were signed. The contracts have been extended to June 30, 2009. Due to the possible sale of the properties related to Villa Mirage I and Villa Mirage II, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and purchase property costs, which totaled $0 as of both December 31, 2008 and December

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     31, 2007, have been reclassified to assets held for sale or transfer. Net capitalized acquisition fees and property purchase costs were reduced to zero at December 31, 2007. At December 31, 2007, the Partnership accrued transaction fees payable relating to the sale of the properties of $255,000 which are included in impairment loss in the accompanying statement of operations at December 31, 2007. There is no assurance that the sales of the properties will occur.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     f.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the four Local Partnerships in which the Partnership is invested as of December 31, 2008, follow. The information is presented separately for one Local Partnership which has investment basis (equity method), and for three Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                         COMBINED BALANCE SHEETS
                                            December 31, 2008

                                                          Equity
                                                          Method          Suspended           Total
                                                       ------------      ------------      ------------
     Number of Local Partnerships                           1                 3                 4
                                                            =                 =                 =

     Rental property, at cost, net of
       accumulated depreciation of
       $3,691,830 $19,142,608, and
       $22,834,438, respectively                       $  1,423,564      $  3,633,812      $  5,057,376
     Land                                                   168,760         2,108,943         2,277,703
     Other assets                                         1,858,873         1,795,775         3,654,648
                                                       ------------      ------------      ------------

         Total assets                                  $  3,451,197      $  7,538,530      $ 10,989,727
                                                       ============      ============      ============


     Mortgage notes payable                            $    822,686      $ 16,022,288      $ 16,844,974
     Other liabilities                                       78,000         1,398,701         1,476,701
     Due to general partners                                     --         2,429,270         2,429,270
                                                       ------------      ------------      ------------

         Total liabilities                                  900,686        19,850,259        20,750,945

     Partners' capital (deficit)                          2,550,511       (12,311,729)       (9,761,218)
                                                       ------------      ------------      ------------

         Total liabilities and partners'
           capital (deficit)                           $  3,451,197      $  7,538,530      $ 10,989,727
                                                       ============      ============      ============

                                       COMBINED STATEMENTS OF OPERATIONS
                                     For the year ended December 31, 2008

                                                          Equity
                                                          Method          Suspended           Total
                                                       ------------      ------------      ------------
     Number of Local Partnerships                           1                 3                 4
                                                            =                 =                 =

     Revenue:
       Rental                                          $    707,396      $  3,719,131      $  4,426,527
       Other                                                129,588           215,564           345,152
                                                       ------------      ------------      ------------

         Total revenue                                      836,984         3,934,695         4,771,679
                                                       ------------      ------------      ------------

     Expenses:
       Operating and other                                  636,645         2,415,147         3,051,792
       Interest                                             (42,225)        1,014,252           972,027
       Depreciation and amortization                        191,368           848,625         1,039,993
                                                       ------------      ------------      ------------

         Total expenses                                     785,788         4,278,024         5,063,812
                                                       ------------      ------------      ------------

     Net income (loss)                                 $     51,196      $   (343,329)     $   (292,133)
                                                       ============      ============      ============

     Cash distributions                                $      8,660      $         --      $      8,660
                                                       ============      ============      ============

     Share of income from partnerships                 $     50,172      $      9,296      $     59,468
                                                       ============      ============      ============

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          Combined balance sheets and combined statements of operations for the four Local Partnerships in which the Partnership was invested as of December 31, 2007, follow. The information is presented separately for one Local Partnerships which has investment basis (equity method), and for three Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

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

     g.   Reconciliation of the Local Partnerships' financial
          ---------------------------------------------------
            statement loss income to taxable income
            ---------------------------------------

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

                                                             For the years ended
                                                                  December 31,
                                                ---------------------------------------------
                                                   2008               2007            2006
                                                ----------        ----------       ----------
     Financial statement net loss               $ (292,133)       $ (309,218)      $ (392,355)

     Differences between financial statement
       and tax depreciation, amortization,
       and miscellaneous differences               814,671           704,399        1,001,215
                                                ----------        ----------       ----------

     Taxable income                             $  522,538        $  395,181       $  608,860
                                                ==========        ==========       ==========



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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. For the years ended December 31, 2008, 2007 and 2006, the Partnership paid $232,958, $284,844 and
$350,154, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

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

For each of the years ended December 31, 2008, 2007 and 2006, the Partnership paid the Managing General Partner a Management Fee of $300,000.

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

     As defined in the Partnership Agreement, after the payment of distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2008 and 2007. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.


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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE INCOME - Continued

     A reconciliation of the Partnership's financial statement net income to taxable income follows.

                                                                            For the years ended
                                                                                December 31,
                                                              ----------------------------------------------
                                                                  2008              2007             2006
                                                              -----------       -----------      -----------
Financial statement net (loss) income                         $  (477,849)      $ 2,503,089      $20,845,313

Adjustments:
  Differences between financial statement net income
    and taxable income related to the Partnership's
    equity in the Local Partnerships' income or losses
    and accrued expenses                                          472,365           315,721         (264,377)

  Differences between financial statement
    gain and taxable gain from the sale or
    transfer of properties                                             --         5,258,931       19,890,296

  Costs amortized over a shorter period
    for income tax purposes                                         4,188            16,767           10,484
                                                              -----------       -----------      -----------
Taxable (loss) income                                         $    (1,296)      $ 8,094,508      $40,481,716
                                                              ===========       ===========      ===========



6.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains six cash accounts. As of December 31, 2008, the uninsured portion of the cash balances was $5,450,830.


                             Number of      Bank Balance     Insured      Uninsured
        Bank                 Accounts         12/31/08       12/31/08      12/31/08
----------------------       --------       ------------     --------     ----------
Dreyfus Inst Preferred
  Money Market Fund              2          $5,348,000       $0           $5,348,000

Dreyfus Inst Preferred
  Prime Shares                   1          $101,256         $0           $101,256

SunTrust Bank                    3          $21,719          $20,145      $1,574


                                      # # #