Form 10-Q
period 2009-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2009-05-11
CIK 722833

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-Q

                           ---------------------------



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2009

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From                         to

                         COMMISSION FILE NUMBER 0-11962

                           ---------------------------

                          CAPITAL REALTY INVESTORS-III
                               LIMITED PARTNERSHIP


           Maryland                                      52-1311532
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                  20852
(Address of principal executive offices)                (Zip Code)

                                 (301) 468-9200
              (Registrant's telephone number, including area code)


                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    |X|        No       |_|

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer    |_|     Accelerated filer             |_|
Non-accelerated filer      |_|     Smaller reporting company     |X|

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    |_|        No       |X|



--------------------------------------------------------------------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2009



                                                                          Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2009 and December 31, 2008......................... 1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2009 and 2008........... 2

         Statements of Cash Flows
           - for the three months ended March 31, 2009 and 2008........... 3

         Notes to  Financial Statements
           - March 31, 2009 and 2008...................................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 9

Item 4.  Controls and Procedures.......................................... 11


Part II - OTHER INFORMATION

Item 5.  Other Information................................................ 12

Item 6.  Exhibits......................................................... 12

Signature................................................................. 13

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        March 31,     December 31,
                                                                                          2009            2008
                                                                                      ------------    ------------
                                                                                      (Unaudited)
Investments in partnerships .......................................................   $  2,556,461    $  2,543,918
Cash and cash equivalents .........................................................      5,015,614       5,229,267
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $66,490 and $65,847, respectively ............         10,665          11,308
Property purchase costs,
  net of accumulated amortization of $39,936 and $39,532, respectively ............          8,546           8,950
Other assets ......................................................................          1,519           5,645
                                                                                      ------------    ------------

      Total assets ................................................................   $  7,592,805    $  7,799,088
                                                                                      ============    ============




                                                  LIABILITIES AND PARTNERS' DEFICIT


Due on investment in partnership ..................................................   $    119,544    $    119,544
Accrued interest payable ..........................................................         33,976          33,976
Accounts payable and accrued expenses .............................................        311,452         339,199
                                                                                      ------------    ------------

      Total liabilities ...........................................................        464,972         492,719
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (26,573,905)    (26,573,905)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (20,144,829)    (19,966,293)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      7,127,833       7,306,369
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  7,592,805    $  7,799,088
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                     For the three months ended
                                                                              March 31,
                                                                     ----------------------------
                                                                        2009             2008
                                                                     -----------     ------------
Share of income from partnerships ................................   $     14,867    $     27,415
                                                                     ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .....................................................          9,634          57,150
                                                                     ------------    ------------

                                                                            9,634          57,150
                                                                     ------------    ------------

  Expenses:
    General and administrative ...................................         83,872          92,505
    Management fee ...............................................         75,000          75,000
    Professional fees ............................................         40,794          50,040
    Impairment loss ..............................................          2,324            --
    Amortization of deferred costs ...............................          1,047           1,047
                                                                     ------------    ------------

                                                                          203,037         218,592
                                                                     ------------    ------------

      Total other revenue and expenses ...........................       (193,403)       (161,442)
                                                                     ------------    ------------

Net loss .........................................................       (178,536)       (134,027)

Accumulated losses, beginning of period ..........................    (19,966,293)    (19,488,444)
                                                                     ------------    ------------

Accumulated losses, end of period ................................   $(20,144,829)   $(19,622,471)
                                                                     ============    ============


Net loss allocated to General Partners (1.51%) ...................   $     (2,696)   $     (2,024)
                                                                     ============    ============

Net loss allocated to Initial and Special Limited Partners (1.49%)   $     (2,660)   $     (1,997)
                                                                     ============    ============

Net loss allocated to Additional Limited Partners (97%) ..........   $   (173,180)   $   (130,006)
                                                                     ============    ============

Net loss per unit of Additional Limited Partner Interest,
  based on 59,882 units outstanding ..............................   $      (2.89)   $      (2.17)
                                                                     ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                For the three months ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                    2009           2008
                                                                                ------------   -----------
Cash flows from operating activities:
  Net loss ..................................................................   $  (178,536)   $  (134,027)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of income from partnerships .......................................       (14,867)       (27,415)
    Amortization of deferred costs ..........................................         1,047          1,047
    Impairment loss .........................................................         2,324           --

    Changes in assets and liabilities:
      Decrease in other assets ..............................................         4,126          7,763
      (Decrease) increase in accounts payable and accrued expenses ..........       (27,747)         9,704
                                                                                -----------    -----------

        Net cash used in operating activities ...............................      (213,653)      (142,928)
                                                                                -----------    -----------

Net decrease in cash and cash equivalents ...................................      (213,653)      (142,928)

Cash and cash equivalents, beginning of period ..............................     5,229,267      5,827,583
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $ 5,015,614    $ 5,684,655
                                                                                ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of March 31, 2009, and the results of its operations and its cash flows for the three month periods ended March 31, 2009 and 2008. The results of operations for the interim period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2008.


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

                             March 31, 2009 and 2008

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


3.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                                      Notes
                                      -----

     Due on investment in partnership includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both March 31, 2009 and December 31, 2008; accrued interest payable thereon was $33,976 at both March 31, 2009 and December 31, 2008. These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

b.   Assets held for sale or transfer
     --------------------------------

                       Villa Mirage I and Villa Mirage II
                       ----------------------------------

     On November 8, 2006, contracts for the sales of the Villa Mirage I and Villa Mirage II properties were signed. The contracts have been extended to June 30, 2009. Due to the possible sale of the properties related to Villa Mirage I and Villa Mirage II, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and purchase property costs, which both totaled $0 as of March 31, 2009 and December 31, 2008, respectively, have been reclassified to asset held for sale or transfer in the accompanying balance sheets. Net capitalized acquisition fees and property purchase costs were reduced to zero at December 31, 2007. At December 31, 2007, the Partnership accrued transaction fees payable relating to the sale of the properties of $255,000.There is no assurance that the sales of the properties will occur.

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of March 31, 2009 and 2008, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from Local Partnerships.


                                         COMBINED STATEMENTS OF OPERATIONS

                                                    (Unaudited)

                                                                For the three months ended
                                                                         March 31,
                                               ---------------------------------------------------------
                                                         2009                            2008
                                               ------------------------        -------------------------
                                                 Equity                          Equity
                                                 Method       Suspended          Method       Suspended
                                               ----------     ----------       ----------     ----------
     Number of Local Partnerships                   1             3                 1              3
                                                    =             =                 =              =

     Revenue:
       Rental                                  $  176,849     $  929,783       $  182,720     $  903,837
       Other                                       32,397         53,891           31,698         55,676
                                               ----------     ----------       ----------     ----------

         Total revenue                            209,246        983,674          214,418        959,513
                                               ----------     ----------       ----------     ----------

     Expenses:
       Operating                                  159,161        603,787          147,772        596,776
       Interest                                   (10,556)       253,563           (8,733)       264,853
       Depreciation and amortization               47,842        212,156           47,405        203,162
                                               ----------     ----------       ----------     ----------

         Total expenses                           196,447      1,069,506          186,444      1,064,791
                                               ----------     ----------       ----------     ----------

     Net income (loss)                         $   12,799     $  (85,832)      $   27,974     $ (105,278)
                                               ==========     ==========       ==========     ==========

     Partnership's share of Local
       Partnership net income                      12,543          2,324 (1)       27,415             --
                                               -------------------------       -------------------------

     Share of income from partnerships                 $14,867                           $27,415
                                                       =======                           =======

     (1) For financial reporting purposes, share of Local Partnership net income has been reduced to zero due to impairment.


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of March 31, 2009 and 2008, the Partnership's share of cumulative losses to date for two of four and three of four Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,268,313 and $8,935,705, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


4. RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. For the three month periods ended March 31, 2009 and 2008, the Partnership paid $47,696 and $61,775, respectively. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended March 31, 2009 and 2008.

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


5.   CASH CONCENTRATION RISK

         Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains four cash accounts. As of March 31, 2009, the uninsured portion of the cash balances was $5,238,079.


                           Number of    Bank Balance   Insured     Uninsured
        Bank               Accounts       03/31/09     03/31/09     03/31/09
----------------------     --------     ------------   --------    ----------

Dreyfus Inst Preferred
  Money Market Fund            2        $5,237,000     $0          $5,237,000

SunTrust Bank                  2        $21,079        $20,000     $1,079

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-K at December 31, 2008. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships. The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

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

     As of March 31, 2009, the carrying amount of the Partnership's investment in the Local Partnership with a Section 8 HAP contract expiring in the next 12 months and which was not sold on or before May 11, 2009, was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $5,015,614 as of March 31, 2009, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 11, 2009, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2009, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $213,653 during the three month period ended March 31, 2009, primarily due to cash used in operating activities.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended March 31, 2009 increased compared to 2008, primarily due to decreases in interest revenue and share of income from partnerships, partially offset by decreases in general and administrative expenses and professional fees. Interest revenue decreased due to lower cash and cash equivalent balances and rates in 2009. Share of income from partnerships decreased primarily due to lower rental income and higher operating costs at one property. General and administrative expenses decreased primarily due to lower reimbursed payroll costs. Professional fees decreased primarily due to lower audit costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2009 and 2008, did not include losses of $87,298 and $103,879, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2009.

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


Item 4. Controls and Procedures
        -----------------------

     In April, 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures - Continued


specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2009, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2009.

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




May 11, 2009                           by:  /s/ H. William Willoughby
------------                                ------------------------------------
DATE                                        H. William Willoughby
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Account Officer