Form 10-Q
period 2009-06-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2009-08-11
CIK 722833

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

     For the Quarterly Period Ended June 30, 2009

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

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    |_|        No       |X|



--------------------------------------------------------------------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2009


                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2009 and December 31, 2008...........................  1

         Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2009 and 2008.....  2

         Statements of Cash Flows
           - for the six months ended June 30, 2009 and 2008...............  3

         Notes to  Financial Statements
           - June 30, 2009 and 2008........................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  10

Item 4.  Controls and Procedures...........................................  13


Part II - OTHER INFORMATION

Item 5. Other Information..................................................  13

Item 6. Exhibits...........................................................  14

Signature..................................................................  15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2009            2008
                                                                                      ------------    ------------
                                                                                      (Unaudited)
Investments in partnerships .......................................................   $  2,525,084    $  2,543,918
Cash and cash equivalents .........................................................      4,847,980       5,229,267
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $67,133 and $65,847, respectively ............         10,022          11,308
Property purchase costs,
  net of accumulated amortization of $40,340 and $39,532, respectively ............          8,142           8,950
Other assets ......................................................................          1,409           5,645
                                                                                      ------------    ------------

      Total assets ................................................................   $  7,392,637    $  7,799,088
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' CAPITAL


Due on investment in partnership ..................................................   $    119,544    $    119,544
Accrued interest payable ..........................................................         33,976          33,976
Accounts payable and accrued expenses .............................................        298,105         339,199
                                                                                      ------------    ------------

      Total liabilities ...........................................................        451,625         492,719
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (26,573,905)    (26,573,905)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (20,331,650)    (19,966,293)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      6,941,012       7,306,369
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  7,392,637    $  7,799,088
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                     For the three months ended       For the six months ended
                                                              June 30,                        June 30,
                                                    ----------------------------    ----------------------------
                                                        2009             2008           2009            2008
                                                    ------------    ------------    ------------    ------------
Share of loss from partnerships .................   $    (31,377)   $    (51,948)   $    (18,834)   $    (24,533)
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................          4,652          38,444          14,286          95,594
                                                    ------------    ------------    ------------    ------------

                                                           4,652          38,444          14,286          95,594
                                                    ------------    ------------    ------------    ------------

  Expenses:
    General and administrative ..................         67,799          77,240         151,671         169,745
    Management fee ..............................         75,000          75,000         150,000         150,000
    Professional fees ...........................         16,250          50,588          57,044         100,628
    Amortization of deferred costs ..............          1,047           1,047           2,094           2,094
                                                    ------------    ------------    ------------    ------------

                                                         160,096         203,875         360,809         422,467
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (155,444)       (165,431)       (346,523)       (326,873)
                                                    ------------    ------------    ------------    ------------

Net loss ........................................       (186,821)       (217,379)       (365,357)       (351,406)

Accumulated losses, beginning of period .........    (20,144,829)    (19,622,471)    (19,966,293)    (19,488,444)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(20,331,650)   $(19,839,850)   $(20,331,650)   $(19,839,850)
                                                    ============    ============    ============    ============


Net loss allocated
  to General Partners (1.51%) ...................   $     (2,821)   $     (3,282)   $     (5,517)   $     (5,306)
                                                    ------------    ============    ============    ============

Net loss allocated
  to Initial and Special Limited Partners (1.49%)   $     (2,784)   $     (3,239)   $     (5,444)   $     (5,236)
                                                    ============    ============    ============    ============

Net loss allocated
  to Additional Limited Partners (97%) ..........   $   (181,216)   $   (210,858)   $   (354,396)   $   (340,864)
                                                    ============    ============    ============    ============

Net loss per unit of
  Additional Limited Partner Interest,
  based on 59,882 units outstanding .............   $      (3.03)   $      (3.52)   $      (5.92)   $      (5.69)
                                                    ============    ============    ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                 For the six months ended
                                                                                         June 30,
                                                                                ---------------------------
                                                                                    2009           2008
                                                                                ------------   ------------
Cash flows from operating activities:
  Net loss ..................................................................   $  (365,357)   $  (351,406)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of loss from partnerships .........................................        18,834         24,533
    Amortization of deferred costs ..........................................         2,094          2,094

    Changes in assets and liabilities:
      Decrease in other assets ..............................................         4,236         12,608
      Decrease in accounts payable and accrued expenses .....................       (41,094)       (75,936)
                                                                                -----------    -----------

        Net cash used in operating activities ...............................      (381,287)      (388,107)
                                                                                -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ................................          --            8,660
                                                                                -----------    -----------

        Net cash provided by investing activities ...........................          --            8,660
                                                                                -----------    -----------

Net decrease in cash and cash equivalents ...................................      (381,287)      (379,447)

Cash and cash equivalents, beginning of period ..............................     5,229,267      5,827,583
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $ 4,847,980    $ 5,448,136
                                                                                ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of June 30, 2009, and the results of its operations for the three and six month periods ended June 30, 2009 and 2008, and its cash flows for the six month periods ended June 30, 2009 and 2008. The results of operations for the interim periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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


2.   NEW ACCOUNTING PRONOUNCEMENTS

     FASB Statement No. 165 Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the company issues financial statements or has them available to issue. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for periods ending after June 15, 2009. Subsequent events have been evaluated through August 11, 2009, which is the issue date of the financial statements. The adoption of SFAS 165 did not have a material impact on the results of operations or financial position.

     In April 2009, FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" was issued which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted the FSP during the quarter ended June 30, 2009.

     In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under US GAAP. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008. The adoption did not have a material impact on our financial position, results of operations or cash flows. In accordance with FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157", we adopted the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009 the adoption did not have a material impact on our financial position, results of operations or cash flows.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


2.   NEW ACCOUNTING PRONOUNCEMENTS

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

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


3. PLAN OF LIQUIDATION AND DISSOLUTION - Continued


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


4.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investment in partnership and accrued interest payable
     -------------------------------------------------------------

                                      Notes
                                      -----

     Due on investment in partnership includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both June 30, 2009 and December 31, 2008; accrued interest payable thereon was $33,976 at both June 30, 2009 and December 31, 2008. These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

b.   Assets held for sale or transfer
     --------------------------------

                       Villa Mirage I and Villa Mirage II
                       ----------------------------------

     On November 8, 2006, contracts for the sales of the Villa Mirage I and Villa Mirage II properties were signed. The contracts have been extended through December 31, 2009 on each of the properties. Due to the possible sale of the properties related to Villa Mirage I and Villa Mirage II, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and purchase property costs, which both totaled $0 as of June 30, 2009 and December 31, 2008, respectively, have been reclassified to asset held for sale or transfer in the accompanying balance sheets. Net capitalized acquisition fees and property purchase costs were reduced to zero at December 31, 2007. At December 31, 2007, the Partnership accrued transaction fees payable relating to the sale of the properties of $255,000.There is no assurance that the sales of the properties will occur.

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of June 30, 2009 and 2008, respectively, follow. The combined statements have been compiled from information supplied by the

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


4.   INVESTMENTS IN PARTNERSHIPS - Continued

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

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                               For the three months ended
                                                                        June 30,
                                               ----------------------------------------------------------
                                                         2009                              2008
                                               ------------------------         -------------------------
                                                 Equity                           Equity
                                                 Method       Suspended           Method       Suspended
                                               ----------     ----------        ----------     ----------
     Number of Local Partnerships                   1             3                  1              3
                                                    =             =                  =              =

     Revenue:
       Rental                                  $  170,675     $  905,658        $  143,088     $  903,837
       Other                                      (26,190)        53,999           (20,414)        55,676
                                               ----------     ----------        ----------     ----------

         Total revenue                            144,485        959,657           122,674        959,513
                                               ----------     ----------        ----------     ----------

     Expenses:
       Operating                                  139,217        601,503           137,011        596,776
       Interest                                   (10,556)       253,563            (8,733)       264,853
       Depreciation and amortization               47,842        212,156            47,405        203,162
                                               ----------     ----------        ----------     ----------

         Total expenses                           176,503      1,067,222           175,683      1,064,791
                                               ----------     ----------        ----------     ----------

     Net loss                                  $  (32,018)    $ (107,565)       $  (53,009)    $ (105,278)
                                               ==========     ==========        ==========     ==========

     Cash distributions                        $       --     $       --        $    8,660     $       --
                                               ==========     ==========        ==========     ==========

     Partnership's share of Local
       Partnership net loss                       (31,377)            --           (51,948)            --
                                               -------------------------        -------------------------

     Share of loss from partnerships                   $(31,377)                        $(51,948)
                                                       ========                         ========

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


4. INVESTMENTS IN PARTNERSHIPS - Continued

                                                                For the six months ended
                                                                        June 30,
                                               ---------------------------------------------------------
                                                         2009                             2008
                                               ------------------------         ------------------------
                                                 Equity                           Equity
                                                 Method       Suspended           Method       Suspended
                                               ----------     ----------        ----------     ----------
     Number of Local Partnerships                  1              3                 1              3
                                                   =              =                 =              =

     Revenue:
       Rental                                  $  347,524     $1,835,441        $  325,808     $1,807,674
       Other                                        6,207        107,890            11,284        111,351
                                               ----------     ----------        ----------     ----------

         Total revenue                            353,731      1,943,331           337,092      1,919,025
                                               ----------     ----------        ----------     ----------

     Expenses:
       Operating                                  298,378      1,205,290           284,782      1,193,553
       Interest                                   (21,113)       507,126           (17,466)       529,707
       Depreciation and amortization               95,684        424,313            94,810        406,324
                                               ----------     ----------        ----------     ----------

         Total expenses                           372,949      2,136,729           362,126      2,129,584
                                               ----------     ----------        ----------     ----------

     Net loss                                  $  (19,218)    $ (193,398)       $  (25,034)    $ (210,559)
                                               ==========     ==========        ==========     ==========

     Cash distributions                        $       --     $       --        $    8,660     $       --
                                               ==========     ==========        ==========     ==========

     Partnership's share of Local
       Partnership net loss                       (18,834)            --           (24,533)            --
                                               -------------------------        -------------------------

     Share of loss from partnerships                   $(18,834)                        $(24,533)
                                                       ========                         ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of June 30, 2009 and 2008, the Partnership's share of cumulative losses to date for three of four and three of four Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,372,260 and $9,039,583, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


5.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. The Partnership paid $68,601 and $116,297 for the three and six month periods ended June 30, 2009, respectively, and $79,943 and $141,718 for the three and six month periods ended June 30, 2008. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


5.   RELATED PARTY TRANSACTIONS - Continued

Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended June 30, 2009 and 2008, and $150,000 for each of the six month periods ended June 30, 2009 and 2008.

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


6.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains four cash accounts. As of June 30, 2009, the uninsured portion of the cash balances was $5,066,000.


                            Number of   Bank Balance   Insured    Uninsured
        Bank                Accounts      06/30/09     06/30/09    06/30/09
----------------------      --------    ------------   --------   ----------

Dreyfus Inst Preferred
  Money Market Fund             2       $5,066,000     $0         $5,066,000

SunTrust Bank                   2       $21,491        $21,491    $0

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

                          New Accounting Pronouncements
                          -----------------------------

     FASB Statement No. 165 Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the company issues financial statements or has them available to issue. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for periods ending after June 15, 2009. Subsequent events have been evaluated through August 11, 2009, which is the issue date of the financial statements. The adoption of SFAS 165 did not have a material impact on the results of operations or financial position.

     In April 2009, FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" was issued which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted the FSP during the quarter ended June 30, 2009, and have included the additional disclosures in Note 2 to the financial statements.

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

     As of June 30, 2009, the carrying amount of the Partnership's investment in the Local Partnership with a Section 8 HAP contract expiring in the next 12 months and which was not sold on or before August 11, 2009, was $0.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,847,980 as of June 30, 2009, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 11, 2009, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2009, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $381,287 during the six month period ended June 30, 2009, primarily due to cash used in operating activities.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended June 30, 2009 decreased compared to 2008, primarily due to decreases in share of loss from partnerships, general and administrative expenses and professional fees, partially offset by lower interest revenue. Share of loss from partnerships decreased primarily due to higher rental revenue at one property. General and administrative expenses decreased primarily due to lower reimbursed payroll costs. Professional fees decreased due to lower accrued audit costs. Interest revenue decreased due to lower rates in 2009.

     The Partnership's net loss for the six month period ended June 30, 2009 increased compared to 2008, primarily due to decreased interest revenue, partially offset by decreases in general and administrative expenses and professional fees. Interest revenue decreased due to lower interest rates in 2009. General and administrative expenses decreased primarily due to lower reimbursed payroll costs. Professional fees decreased due to lower accrued audit costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2009, did not include losses of $103,947 and $191,245, respectively, compared to excluded losses of $103,878 and $207,757 for the three and six month periods ended June 30, 2008, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2009.

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

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures


     In June, 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2009, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2009.

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




August 11, 2009                        by:  /s/ H. William Willoughby
---------------                             ------------------------------------
DATE                                        H. William Willoughby
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Account Officer