Form 10-Q
period 2009-09-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2009-11-12
CIK 722833

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

       For the Quarterly Period Ended September 30, 2009

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

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    |_|        No       |X|



--------------------------------------------------------------------------------

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2009

                                                                          Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2009 and December 31, 2008...................... 1

         Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2009
             and 2008...................................................... 2

         Statements of Cash Flows
           - for the nine months ended September 30, 2009 and 2008......... 3

         Notes to  Financial Statements
           - September 30, 2009 and 2008................................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 10

Item 4.  Controls and Procedures........................................... 13


Part II - OTHER INFORMATION

Item 5.  Other Information................................................. 13

Item 6.  Exhibits.......................................................... 14

Signature.................................................................. 15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2009            2008
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $  2,530,517    $  2,543,918
Cash and cash equivalents .........................................................      4,714,490       5,229,267
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $67,776 and $65,847, respectively ............          9,379          11,308
Property purchase costs,
  net of accumulated amortization of $40,744 and $39,532, respectively ............          7,738           8,950
Other assets ......................................................................           --             5,645
                                                                                      ------------    ------------

      Total assets ................................................................   $  7,262,124    $  7,799,088
                                                                                      ============    ============




                                                  LIABILITIES AND PARTNERS' CAPITAL


Due on investment in partnership ..................................................   $    119,544    $    119,544
Accrued interest payable ..........................................................         33,976          33,976
Accounts payable and accrued expenses .............................................        312,078         339,199
                                                                                      ------------    ------------

      Total liabilities ...........................................................        465,598         492,719
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid-in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     60,001,500      60,001,500
                                                                                      ------------    ------------

                                                                                        60,003,500      60,003,500

  Less:
    Accumulated distributions to partners .........................................    (26,573,905)    (26,573,905)
    Offering costs ................................................................     (6,156,933)     (6,156,933)
    Accumulated losses ............................................................    (20,476,136)    (19,966,293)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      6,796,526       7,306,369
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  7,262,124    $  7,799,088
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                     For the three months ended      For the nine months ended
                                                            September 30,                  September 30,
                                                    ----------------------------    ----------------------------
                                                        2009            2008            2009            2008
                                                    ------------    ------------    ------------    ------------
Share of income (loss) from partnerships ........   $     16,967    $    (24,153)   $     (1,867)   $    (48,686)
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................          1,082          34,652          15,369         130,247
                                                    ------------    ------------    ------------    ------------

                                                           1,082          34,652          15,369         130,247
                                                    ------------    ------------    ------------    ------------

  Expenses:
    Management fee ..............................         75,000          75,000         225,000         225,000
    General and administrative ..................         64,938          65,123         216,610         234,869
    Professional fees ...........................         21,550          11,218          78,594         111,846
    Amortization of deferred costs ..............          1,047           1,047           3,141           3,141
                                                    ------------    ------------    ------------    ------------

                                                         162,535         152,388         523,345         574,856
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (161,453)       (117,736)       (507,976)       (444,609)
                                                    ------------    ------------    ------------    ------------

Net loss ........................................       (144,486)       (141,889)       (509,843)       (493,295)

Accumulated losses, beginning of period .........    (20,331,650)    (19,839,850)    (19,966,293)    (19,488,444)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(20,476,136)   $(19,981,739)   $(20,476,136)   $(19,981,739)
                                                    ============    ============    ============    ============


Net loss allocated
  to General Partners (1.51%) ...................   $     (2,182)   $     (2,143)   $     (7,699)   $     (7,449)
                                                    ============    ============    ============    ============

Net loss allocated
  to Initial and Special Limited Partners (1.49%)   $     (2,153)   $     (2,114)   $     (7,597)   $     (7,350)
                                                    ============    ============    ============    ============

Net loss allocated
  to Additional Limited Partners (97%) ..........   $   (140,151)   $   (137,632)   $   (494,547)   $   (478,496)
                                                    ============    ============    ============    ============

Net loss per unit of
  Additional Limited Partner Interest,
  based on 59,882 units outstanding .............   $      (2.34)   $      (2.30)   $      (8.26)   $      (7.99)
                                                    ============    ============    ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                 For the nine months ended
                                                                                       September 30,
                                                                                ---------------------------
                                                                                    2009           2008
                                                                                ------------   ------------
Cash flows from operating activities:
  Net loss ..................................................................   $  (509,843)   $  (493,295)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of loss from partnerships .........................................         1,867         48,686
    Amortization of deferred costs ..........................................         3,141          3,141

    Changes in assets and liabilities:
      Decrease in other assets ..............................................         5,645         12,895
      Decrease in accounts payable and accrued expenses .....................       (27,121)       (73,075)
                                                                                -----------    -----------

        Net cash used in operating activities ...............................      (526,311)      (501,648)
                                                                                -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ................................        11,534          8,660
                                                                                -----------    -----------

        Net cash provided by investing activities ...........................        11,534          8,660
                                                                                -----------    -----------

Net decrease in cash and cash equivalents ...................................      (514,777)      (492,988)

Cash and cash equivalents, beginning of period ..............................     5,229,267      5,827,583
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $ 4,714,490    $ 5,334,595
                                                                                ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of September 30, 2009, and the results of its operations for the three and nine month periods ended September 30, 2009 and 2008, and its cash flows for the nine month periods ended September 30, 2009 and 2008. The results of operations for the interim periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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


2.   NEW ACCOUNTING PRONOUNCEMENTS

     On July 1, 2009, the Partnership adopted Financial Accounting Standards Board Accounting Standards Codification ("ASC"), which establishes the ASC as the source of authoritative accounting principles to be applied in preparation of financial statements in conformity with US GAAP. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows.

     On January 1, 2009, the Partnership adopted the new accounting standard which requires adoption of the fair value standards in the ASC for nonfinancial assets and nonfinancial liabilities. The adoption did not have a material impact on the financial position, results of operations or cash flows.

     During the quarter ended June 30, 2009, the Partnership adopted the new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements.

     The ASC establishes a hierarchy for inputs used in measuring fair value as follows:

     1. Level 1 Inputs -- quoted prices in active markets for identical assets of liabilities.
     2. Level 2 Inputs -- observable inputs other than quoted prices in active markets for identical assets and liabilities.
     3.   Level 3 Inputs -- unobservable inputs.

     In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


2.   NEW ACCOUNTING PRONOUNCEMENTS - Continued

     The  balance  sheet   carrying   amount  for  cash  and  cash   equivalents
approximates their fair value.

     The ASC establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the Partnership issues financial statements or has them available to issue. The ASC defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The guidance became effective for periods ending after June 15, 2009. Subsequent events have been evaluated through November 12, 2009, which is the issue date of the financial statements. The adoption of the guidance did not have a material impact on the financial position, results of operations or cash flows.


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

                           September 30, 2009 and 2008

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


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investment in partnership and accrued interest payable
     -------------------------------------------------------------

                                      Notes
                                      -----

     Due on investment in partnership includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both September 30, 2009 and December 31, 2008; accrued interest payable thereon was $33,976 at both September 30, 2009 and December 31, 2008. These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

b.   Assets held for sale or transfer
     --------------------------------

                       Villa Mirage I and Villa Mirage II
                       ----------------------------------

     On November 8, 2006, contracts for the sales of the Villa Mirage I and Villa Mirage II properties were signed. The contracts have been extended through December 31, 2009 on each of the properties. Due to the possible sale of the properties related to Villa Mirage I and Villa Mirage II, the Partnership's basis in the Local Partnerships, which totaled $0 as of both September 30, 2009 and December 31, 2008, have been reclassified to asset held for sale or transfer in the accompanying balance sheets. Net capitalized acquisition fees and property purchase costs were reduced to zero at December 31, 2007. At December 31, 2007, the Partnership accrued transaction fees payable relating to the sale of the properties of $255,000.There is no assurance that the sales of the properties will occur.

c.   Advances to Local Partnerships
     ------------------------------

     On October 23, 2009, the Partnership advanced $66,300 to Villa Mirage II for operating expenses. For financial statement purposes, the loan will be reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     On October 23, 2009, the Partnership advanced $56,681 to Monterey/Hillcrest (Pebble Valley Housing Partners Ltd. Partnership) for withholding taxes. For financial statement purposes, the loan will be reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of September 30, 2009 and 2008, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from Local Partnerships.

                                         COMBINED STATEMENTS OF OPERATIONS

                                                    (Unaudited)


                                                                   For the three months ended
                                                                          September 30,
                                                   ---------------------------------------------------------
                                                             2009                             2008
                                                   ------------------------           ----------------------
                                                     Equity                           Equity
                                                     Method       Suspended           Method       Suspended
                                                   ----------     ----------        ----------     ----------
         Number of Local Partnerships                   1             3                  1             3
                                                        =             =                  =             =

         Revenue:
           Rental                                  $  174,668     $  925,375        $  158,812     $  903,837
           Other                                        4,595         54,720            (3,069)        55,676
                                                   ----------     ----------        ----------     ----------

             Total revenue                            179,263        980,095           155,743        959,513
                                                   ----------     ----------        ----------     ----------

         Expenses:
           Operating                                  124,664        597,295           141,717        596,776
           Interest                                   (10,556)       253,563            (8,733)       264,853
           Depreciation and amortization               47,842        212,156            47,405        203,162
                                                   ----------     ----------        ----------     ----------

             Total expenses                           161,950      1,063,014           180,389      1,064,791
                                                   ----------     ----------        ----------     ----------

         Net income (loss)                         $   17,313     $  (82,919)       $  (24,646)    $ (105,278)
                                                   ==========     ==========        ==========     ==========

         Cash distributions                        $   11,534     $       --        $       --     $       --
                                                   ==========     ==========        ==========     ==========

         Partnership's share of Local
           Partnership net income (loss)           $   16,967             --        $  (24,153)            --
                                                   -------------------------        -------------------------

         Share of income (loss) from
           partnerships                                    $16,967                          $(24,153)
                                                           =======                          ========

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                   For the nine months ended
                                                                          September 30,
                                                   ---------------------------------------------------------
                                                             2009                              2008
                                                   ------------------------         ------------------------
                                                     Equity                           Equity
                                                     Method       Suspended           Method       Suspended
                                                   ----------     ----------        ----------     ----------
         Number of Local Partnerships                  1              3                 1              3
                                                       =              =                 =              =

         Revenue:
           Rental                                  $  522,192     $2,760,816        $  484,620     $2,711,510
           Other                                       10,802        162,610             8,215        167,027
                                                   ----------     ----------        ----------     ----------

             Total revenue                            532,994      2,923,426           492,835      2,878,537
                                                   ----------     ----------        ----------     ----------

         Expenses:
           Operating                                  423,042      1,802,585           426,499      1,790,329
           Interest                                   (31,669)       760,689           (26,198)       794,560
           Depreciation and amortization              143,526        636,469           142,214        609,485
                                                   ----------     ----------        ----------     ----------

             Total expenses                           534,899      3,199,743           542,515      3,194,374
                                                   ----------     ----------        ----------     ----------

         Net loss                                  $   (1,905)    $ (276,317)       $  (49,680)    $ (315,837)
                                                   ==========     ==========        ==========     ==========

         Cash distributions                        $   11,534     $       --        $    8,660     $       --
                                                   ==========     ==========        ==========     ==========

         Partnership's share of Local
           Partnership net loss                    $   (1,867)            --        $  (48,686)            --
                                                   -------------------------        -------------------------

         Share of loss from partnerships                  $(1,867)                          $(48,686)
                                                          =======                           ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of September 30, 2009 and 2008, the Partnership's share of cumulative losses to date for three of four Local Partnerships, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,454,378 and $9,143,461, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


5.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. The Partnership paid $46,855 and $163,152 for the three and nine month periods ended September 30, 2009, respectively, and $50,451 and $192,169 for the three and nine month periods ended September 30, 2008. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

                CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


5.   RELATED PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended September 30, 2009 and 2008, and $225,000 for each of the nine month periods ended September 30, 2009 and 2008.

     Until January 22, 2006, when the Liquidation Proxy authorized an increased disposition fee to the Managing General Partner under the terms set forth therein, the Managing General Partner and/or its affiliates had been authorized to receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee had been subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership, which was approved on January 20, 2006, by holders of a majority of the Units of Limited Partner Interest, the Managing General Partner may receive property disposition fees from the Partnership on the same basis as such fees may be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons. In addition, the Managing General Partner may receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 48 months from the date the liquidation is approved January 20, 2006, in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness. In March 2006 after the increased disposition fee was approved, the Managing General Partner was paid a disposition fee of $975,000 related to the sale of the Partnership's interest in Arboretum Village in March 2006, which was netted against the related gain on disposition of investment in partnerships. In July 2006, the Managing General Partner was paid a disposition fee of $810,000 related to the sales of Village Squire I & II and Village Squire III, which was netted against the related gain on disposition of investment in partnerships.


6.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts with the same bank. As of September 30, 2009, the uninsured portion of the cash balances was $0.

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

                          New Accounting Pronouncements
                          -----------------------------

     On July 1, 2009, the Partnership adopted Financial Accounting Standards Board Accounting Standards Codification ("ASC"), which establishes the ASC as the source of authoritative accounting principles to be applied in preparation of financial statements in conformity with US GAAP. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows.

     On January 1, 2009, the Partnership adopted the new accounting standard which requires adoption of the fair value standards in the ASC for nonfinancial assets and nonfinancial liabilities. The adoption did not have a material impact on the financial position, results of operations or cash flows.

     During the quarter ended June 30, 2009, the Partnership adopted the new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements.

     The ASC establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the Partnership issues financial statements or has them available to issue. The ASC defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The guidance became effective for periods ending after June 15, 2009.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Subsequent events have been evaluated through November 12, 2009, which is the issue date of the financial statements. The adoption of the guidance did not have a material impact on the financial position, results of operations or cash flows.

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

     As of September 30, 2009, the carrying amount of the Partnership's investment in the Local Partnership with a Section 8 HAP contract expiring in the next 12 months and which was not sold on or before November 12, 2009, was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,714,490 as of September 30, 2009, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 12, 2009, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2009, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $514,777 during the nine month period ended September 30, 2009, primarily due to cash used in operating activities.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended September 30, 2009 increased compared to 2008, primarily due to decreased interest revenue as a result of lower rates in 2009, partially offset by increased share of income
(loss) from partnerships. Share of income (loss) from partnership increased due to higher rental revenue and lower operating expenses at one property.

     The Partnership's net loss for the nine month period ended September 30, 2009 increased compared to 2008, primarily due to decreased interest revenue, as stated above, partially offset by decreases in share of income (loss), also as stated above, general and administrative expenses and professional fees. General and administrative expenses decreased primarily due to lower reimbursed payroll costs. Professional fees decreased due to lower accrued audit costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2009, did not include losses of $82,118 and $273,363, respectively, compared to excluded losses of $103,878 and $311,635 for the three and nine month periods ended September 30, 2008, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2009.

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

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures


     In October, 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2009, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2009.

     There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

     On or about July 10, 2009, Peachtree Partners (Peachtree) initiated a unregistered tender offer to purchase up to 4.9% of the outstanding Units in the Partnership at a price of $50 per Unit. The offer expired on or about August 10, 2009. Peachtree is not affiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and did not necessarily represent the fair market value of each Unit.

     In response to the Peachtree tender offer, on July 30, 2009, the Managing General Partner issued a press release. In the press release, the Managing
General Partner recommended that Limited Partners reject the Peachtree offer because it viewed the offer price as inadequate.

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


                          CAPITAL REALTY INVESTORS-III LIMITED
                            PARTNERSHIP
                          ------------------------------------------------------
                          (Registrant)

                           by:  C.R.I., Inc.
                                ------------------------------------------------
                                Managing General Partner




November 12, 2009               by:  /s/ H. William Willoughby
-----------------                    -------------------------------------------
DATE                                 H. William Willoughby
                                     Director, President, Secretary,
                                       Principal Financial Officer and
                                       Principal Account Officer