Form 10-K
period 2009-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2010-03-25
CIK 722833

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-11962

CAPITAL REALTY INVESTORS-III
LIMITED PARTNERSHIP

 (Exact Name of Issuer as Specified in its Charter)

Maryland	52-1311532
(State of Incorporation)	(I.R.S. Employer Identification No.)

11200 Rockville Pike
Rockville, MD	20852
(Address of Principal Executive Offices)	(ZIP Code)

(301) 468-9200
(Issuer’s Telephone Number, Including Area Code)
_____________________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes           9           No           :

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes           9           No           :

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           :           No           9

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of Aaccelerated filer and large accelerated filer@ in Rule 12b-2 of the Exchange Act.
Large accelerated filer          9               Accelerated filer         9                   Non-accelerated filer           9       Smaller reporting company    :

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes            9          No           :

The units of limited partner interest of the Registrant are not traded in any market.  Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price.

DOCUMENTS INCORPORATED BY REFERENCE

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

2009 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Page Number
PART I

Item 1.	Business	I-1
Item 2.	Properties	I-3
Item 3.	Legal Proceedings	I-3
Item 4.	Submission of Matters to a Vote of Security Holders	I-4

PART II

Item 5.	Market for the Registrant’s Partnership Interests
	and Related Partnership Matters	II-1
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results or Operations	II-2
Item 8.	Financial Statements	II-6
Item 9.	Changes In and Disagreements With Accountants
	on Accounting and Financial Disclosure	II-6
Item 9A.	Controls and Procedures	II-7
Item 9B.	Other Information	II-7

PART III

Item 10.	Directors and Executive Officers of the Registrant	III-1
Item 11.	Executive Compensation	III-2
Item 12.	Security Ownership of Certain Beneficial Owners and Management	III-2
Item 13.	Certain Relationships and Related Transactions	III-3
Item 14.	Principal Accountant Fees and Services	III-4

PART IV

Item 15.	Exhibits and Financial Statements	IV-1

PART I

ITEM 1.                      BUSINESS

Capital Realty Investors-III Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983.  On November 7, 1983, the Partnership commenced offering 60,000 units of additional limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated.  The Partnership closed the offering in January 1984 when it became fully subscribed.  As of December 31, 2009, 118 units of limited partner interest had been abandoned.

The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships).  The Partnership originally made investments in 37 Local Partnerships.  As of December 31, 2009, the Partnership retained investments in four Local Partnerships.  Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex.  The original objectives of these investments, not necessarily in order of importance, were to:

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

PART I

ITEM 1.                      BUSINESS - Continued

As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 31 (four remaining as of December 31, 2009) Local Partnerships.  As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment.  In another six (zero remaining as of December 31, 2009) Local Partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2009, follows.

SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
HAS AN INVESTMENT (1)

				Units
	Mortgage		Number of	Authorized for	Expiration
Name and Location	Payable at	Financed and/or Insured	Rental	Low Income	of
of Apartment Complex	12/31/09 (2)	and/or Subsidized Under	Units	Subsidies	HAP Contract

Meadow Lanes Apts. Holland, MI	$ 693,193	Michigan State Housing Development Authority/	118	0	--
		Section 236 of the National Housing Act (NHA)

Monterey/Hillcrest Waukesha, WI	12,857,743	Section 221(d)(4) of the NHA/ Federal Housing Administration	300	60	04/23/24 (3)

Villa Mirage I Rancho Mirage, CA	1,323,931	California Housing Finance Agency (CHFA)/Section 8	50	50	12/19/10 (3)(4)

Villa Mirage II	1,347,910	CHFA/Section 8	48	48	12/14/15
Rancho Mirage, CA

Totals (4 Properties)	$16,222,777		516	158

(continued)

PART I

ITEM 1.                      BUSINESS - Continued

SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
HAS AN INVESTMENT (1) - Continued

						Average Effective Annual
	Units Occupied As					Rental Per Unit
	Percentage of Total Units					for the Years Ended
	As of December 31,					December 31,
Name and Location
of Apartment Complex	2009	2008	2007	2006	2005	2009	2008	2007	2006	2005

Meadow Lanes Apts.	86%	85%	89%	82%	96%	$6,085	$5,995	$6,194	$6,302	$6,257
Holland, MI

Monterey/Hillcrest	85%	89%	91%	91%	95%	8,725	8,982	8,816	8,785	8,461
Waukesha, WI

Villa Mirage I	94%	100%	97%	100%	98%	10,051	10,413	10,157	10,106	10,087
Rancho Mirage, CA

Villa Mirage II	98%	100%	95%	98%	100%	10,440	10,499	9,642	10,083	9,960
Rancho Mirage, CA

Totals (4 Properties) (5)	91%	94%	93%	93%	97	$8,825	$8,972	$8,702	$8,819	$8,691

(1)
All properties are multifamily housing complexes.  No single tenant rents 10% or more of the rentable square footage.  Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2)	The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2009.
(3)	The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
(4)	It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.
(5)	The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

ITEM 2.                      PROPERTIES

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

PART I

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

On November 21, 2005, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to limited partners to solicit consents for approval of the following:

(1)
the sale of all of the Partnership’s assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution, and the amendment of the Partnership’s Limited Partnership Agreement to permit the Managing General Partner, CRI, to be eligible to receive an increased property disposition fee from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests, to the extent that CRI markets and sells the Partnership’s assets instead of such persons (a “Disposition Fee”); and

(2)
the amendment of the Partnership’s Limited Partnership Agreement to permit CRI to be eligible to receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership’s investments within 48 months from the date the liquidation is approved [January 20, 2006], in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness (the “Partnership Liquidation Fee”).

The matters for which consent was solicited are collectively referred to as the “Liquidation.”

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

PART I

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Partnership was not liquidated within the 48 months from the approved liquidation date of January 20, 2006, therefore no liquidation fee was taken by the Partnership.  The Managing General Partner is continuing towards liquidation of all the Partnership’s investments.

There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

PART II

ITEM 5.                      MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
AND RELATED PARTNERSHIP MATTERS

(a)
There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services may exist.  Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

On or about July 10, 2009, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase up to 4.9% of the outstanding Units in the Partnership at a price of $50 per Unit.  The offer expired on or about August 10, 2009.  Peachtree is not affiliated with the Partnership or the Managing General Partner.  The price offered was determined solely at the discretion of Peachtree and did not necessarily represent the fair market value of each Unit.

In response to the Peachtree tender offer, on July 30, 2009, the Managing General Partner issued a press release.  In the press release, the Managing General Partner recommended that Limited Partners reject the Peachtree offer because it viewed the offer price as inadequate.

(b)	As of March 25, 2010 there were approximately 3,796 registered holders of Units in the Partnership.

(c)	No distributions were paid in the years 2009 and 2008.

PART II

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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-K at December 31, 2009.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.  The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

New Accounting Pronouncements

On July 1, 2009, the Partnership adopted Financial Accounting Standards Board Accounting Standards Codification (“ASC”), which establishes the ASC as the source of authoritative accounting principles to be applied in preparation of financial statements in conformity with US GAAP.  The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows.

On January 1, 2009, the Partnership adopted the new accounting standard which requires adoption of the fair value standards in the ASC for nonfinancial assets and nonfinancial liabilities.  The adoption did not have a material impact on the financial position, results of operations or cash flows.

PART II

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

During the quarter ended June 30, 2009, the Partnership adopted the new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements.

The ASC establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the Partnership issues financial statements or has them available to issue. The ASC defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The guidance became effective for periods ending after June 15, 2009. Subsequent events have been evaluated through March 25, 2010, which is the issue date of the financial statements.  The adoption of the guidance did not have a material impact on the financial position, results of operations or cash flows.

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

PART II

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

The U. S. Department of Housing and Urban Development (HUD) subsidies are provided principally under Sections 8 and 236 of the National Housing Act.  Under Section 8, the government pays to the applicable apartment partnership the difference between market rental rates (determined in accordance with government procedures) and the rate the government deems residents can afford.  Under Section 236, the government provides interest subsidies directly to the applicable apartment partnership through a reduction in the property’s mortgage interest rate.  In turn, the partnership provides a corresponding reduction in resident rental rates.  In compliance with the requirements of Section 8, and Section 236, residents are screened for eligibility under HUD guidelines.  Subsidies are provided under contracts between the federal government and the apartment partnerships.

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

Villa Mirage I has a Section 8 HAP contract which expires December 19, 2010.  The Section 8 HAP contract covers all of the apartment units in Villa Mirage.  It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at expiration.

As of December 31, 2009, the carrying amount of the Partnership’s investment in the Local Partnership with a Section 8 HAP contract expiring in 2010 was $0.

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

PART II

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

Financial Condition/Liquidity

As of December 31, 2009, the Partnership had approximately 3,866 investors who held a total of 59,882 units of additional limited partner interest which were originally sold for the aggregate amount of $59,882,000.  The Partnership originally made investments in 37 Local Partnerships, of which four remain at December 31, 2009.  The Partnership's liquidity, with unrestricted cash resources of $4,442,208 as of December 31, 2009, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of March 25, 2010, there were no material commitments for capital expenditures.

  During 2009 and 2008, the Partnership received cash distributions of $11,534 and $8,660, respectively, from the Local Partnerships.

Due on investments in partnerships includes $119,544 due to a previous owner related to Meadow Lanes II Associates Ltd. Dividend Associates (Meadow Lanes Apartments)  at December 31, 2009 and 2008; accrued interest payable thereon was $33,976 at December 31, 2009 and 2008.  These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the year ended December 31, 2009, existing cash resources were adequate to support net cash used in operating activities and investing activities.  Cash and cash equivalents decreased $787,059 during 2009, primarily due to cash used in operating activities.

The Managing General Partner currently intends to retain all of the Partnership’s remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

Results of Operations

2009 Versus 2008

The Partnership’s net loss for the year ended December 31, 2009, increased compared to 2008, primarily due to share of loss from partnerships and decreased interest revenue, partially offset by decreases in general and administrative expenses and professional fees.  Share of loss from partnerships was recognized in 2009 as a result of advances made to local partnerships which were reduced to zero by the Partnership due to losses at the local partnership level, partially offset by lower operating expenses at one property.  Interest revenue decreased due to lower interest rates in 2009.  General and administrative expenses decreased primarily due to lower reimbursed payroll costs.  Professional fees decreased due to lower accrued audit costs.

PART II

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the years ended December 31, 2009 and 2008, did not include losses of $395,418 and $349,189, respectively.

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

The combined rental revenues for the Partnership’s remaining properties for the five years ended December 31, 2009, follow.  Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2009 and in prior years.

	For the years ended December 31,
	2009		2008		2007		2006		2005

Combined Rental
Revenue	$4,339,145		$4,426,527		$4,346,226		$4,368,345		$4,259,139

Annual Percentage
Increase		(2.0)%		1.8%		(0.5)%		2.6%

ITEM 8.                      FINANCIAL STATEMENTS

The information required by this item is contained in Part IV.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART II

ITEM 9A.                      CONTROLS AND PROCEDURES

In February, 2010, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15.  The Managing General Partner does not expect that the Partnership’s disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC’s rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  In addition, there have been no significant changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2009, but not reported, whether or not otherwise required by this Form 10-K at December 31, 2009.

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b)

The Partnership has no directors, executive officers or employees of its own.

(a) and  (b)

The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, follow.

William B. Dockser, 73, has been the Chairman of the Board and a Director of CRI since 1974.  Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties.  Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs.  Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts.  He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 63, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989.  Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI.  He is principally responsible for the financial management of CRI and its associated partnerships.  Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing.  Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co.  He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

(c)	There is no family relationship between any of the foregoing directors and executive officers.

(d)	Involvement in certain legal proceedings.

            None.

III-1

PART III

ITEM 11.                      EXECUTIVE COMPENSATION

(a), (b), (c), (d), (e), (f), (g), and (h)

The Partnership has no officers or directors.  However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates.  Additional information required by this Item 11 is incorporated herein by reference to Notes 3 and 4 of the notes to financial statements contained in Part IV.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

(a)           Security ownership of certain beneficial owners.

The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at March 25, 2010.

		% of Total
Name and Address	Amount and Nature	Units Issued
of Beneficial Owner	of Beneficial Ownership	and Outstanding

Equity Resource	12,506 Units	20.88%
Investments, LLC
44 Brattle Street
Cambridge, MA 02138

Peachtree Partners	3,817 Units	6.37%
& Affiliates
P. O. Box 47638
Phoenix, AZ 85068

(b)           Security ownership of management.

The following table sets forth certain information concerning all Units beneficially owned, as of March 25, 2010, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

III-2

PART III

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT - Continued

		% of Total
Name of	Amount and Nature	Units Issued
Beneficial Owner	of Beneficial Ownership	and Outstanding

William B. Dockser	None	0.0%
H. William Willoughby	None	0.0%
All Directors and Officers	None	0.0%
as a Group (2 persons)

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

The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI.  Item 11 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference.  Note 3 of the notes to financial statements contained in Part IV, which contains disclosure of related party transactions, is also incorporated herein by reference.

(c)	Certain business relationships.

The Partnership's response to Item 13(a) is incorporated herein by reference.  In addition, the Partnership has no business relationship with entities of which the officers and directors of the Managing General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 13(a).

(d)	Transactions with promoters.

Not applicable.
III-3

PART III

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the years ended December 31, 2009 and 2008, the Partnership retained Grant Thornton LLP to provide services as follows.

	Year Ended December 31
	2009	2008

Audit fees	$112,500	$112,900
Audit-related fees	--	--
Tax fees (1)	16,000	16,000
All other fees	--	--

Total billed	$128,500	$128,900

(1) Preparation of Partnership federal and state tax returns.

The Partnership has no directors or officers.  The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP.  Prior to approving Grant Thornton LLP’s providing any non-audit services, the Board of Directors of the Managing General Partner of the Partnership would assess whether the provision of those services would compromise Grant Thornton LLP’s independence.  Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2009 and 2008, which services it was determined did not compromise Grant Thornton LLP’s independence.

III-4

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENTS

1.           Financial Statements

a.           The following documents are included as part of this report:

(1)           Financial Statements

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Changes in Partners’ (Deficit) Capital
Statements of Cash Flows
Notes to Financial Statements

(2)           Financial Statement Schedules

None.

(3)           Exhibits

Index of Exhibits  (Listed according to the number assigned in the table in Item 601 of Regulation S-K.)

               Exhibit No. 2 - Plan of acquisition, reorganization, arrangement, liquidation, or succession.

a.	Definitive Proxy Statement. (Incorporated by reference to Registrant’s Definitive Proxy Statement dated November 21, 2005.)

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

Exhibit No. 10 - Material Contracts.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENTS - Continued

a.
Management Services Agreement between CRI and Capital Realty Investors-III Limited Partnership.  (Incorporated by reference to Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

Exhibit No. 31.1 -Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2 -Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CAPITAL REALTY INVESTORS-III.
LIMITED PARTNERSHIPS
(Registrant)

March 25, 2010	By: /s/ William B. Dockser
DATE	William B. Dockser
Director, Chairman of the Board,
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 25, 2010	By: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements of Capital Realty Investors, Ltd.

Report of Independent Registered Public Accounting Firm	IV-5
Balance Sheets as of December 31, 2009 and 2008	IV-6
Statements of Operations for the Years Ended
December 31, 2009, 2008 and 2007	IV-7
Statements of Changes in Partners’ (Deficit) Capital for the Years Ended
December 31, 2009, 2008 and 2007	IV-8
Statements of Cash Flows for the Years Ended
December 31, 2009, 2008 and 2007	IV-9
Notes to Financial Statements	IV-10

Report of Independent Registered Public Aaccounting Firm

The Partners
Capital Realty Investors- III Limited Partnership

We have audited the accompanying balance sheets of Capital Realty Investors- III Limited Partnership (a Maryland limited partnership) (the Partnership) as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ (deficit) capital, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors- III Limited Partnership as of December 31, 2009 and 2008, and the results of its operations, changes in partners’ (deficit) capital and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the Partnership has received limited partner approval of the Partnership’s plan to sell all of the Partnership’s assets and dissolve the Partnership pursuant to a Plan of Liquidation and Dissolution. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

/s/ GRANT THORNTON LLP

McLean, Virginia
March 25, 2010

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS

	December 31,
	2009	2008

Investments in partnerships	$2,620,011	$2,543,918
Cash and cash equivalents	4,442,208	5,229,267
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $68,419 and $65,847, respectively	8,736	11,308
Property purchase costs,
net of accumulated amortization of $41,148 and $39,532, respectively	7,334	8,950
Other assets	--	5,645

Total assets	$7,078,289	$7,799,088

LIABILITIES AND PARTNERS' CAPITAL

Due on investments in partnerships	$119,544	$119,544
Accrued interest payable	33,976	33,976
Accounts payable and accrued expenses	279,311	339,199

Total liabilities	432,831	492,719

Commitments and contingencies

Partners' deficit:

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	60,001,500	60,001,500

	60,003,500	60,003,500

Less:
Accumulated distributions to partners	(26,573,905)	(26,573,905)
Offering costs	(6,156,933)	(6,156,933)
Accumulated losses	(20,627,204)	(19,966,293)

Total partners' capital	6,645,458	7,306,369

Total liabilities and partners' capital	$7,078,289	$7,799,088

The accompanying notes are the integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2009	2008	2007

Share of (loss) income from partnerships	$(40,353)	$59,468	$37,785

Other revenue and expenses:

Revenue:
Gain from extinguishment of debt	--	--	3,096,290
Interest and other	15,369	156,074	237,275

	15,369	156,074	3,333,565

Expenses:
General and administrative	246,195	267,577	358,376
Management fee	300,000	300,000	300,000
Professional fees	85,544	112,330	190,080
Amortization of deferred costs	4,188	4,188	17,192
Interest	--	--	232

	635,927	684,095	865,880

Total other revenue and expenses	(620,558)	(528,021)	2,467,685

(Loss) income before gain on disposition of investment in
partnerships and impairment loss	(660,911)	(468,553)	2,505,470

Gain on disposition of investment in partnerships,
net of disposition fees	--	--	260,209

Impairment loss	--	(9,296)	(262,590)

Net (loss) income	$(660,911)	$(477,849)	$2,503,089

Net (loss) income allocated to General Partners (1.51%)	$(9,980)	$(7,216)	$37,797

Net (loss) income allocated to Initial and
Special Limited Partners (1.49%)	$(9,848)	$(7,120)	$37,296

Net (loss) income allocated to Additional Limited Partners (97%)	$(641,083)	$(463,513)	$2,427,996

Net (loss) income per unit of Additional Limited Partner Interest,
based on 59,882 units outstanding	$(10.71)	$(7.74)	$40.55

The accompanying notes are the integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

		Initial and
		Special	Additional
	General	Limited	Limited
	Partners	Partners	Partners	Total

Partners’ (deficit) capital, January 1, 2007	$(458,845)	$(453,373)	$6,193,006	$5,280,788

Net income	37,797	37,296	2,427,996	2,503,089

Abandoned units	--	--	341	341

Partners’ (deficit) capital, December 31, 2007	(421,048)	(416,077)	8,621,343	7,784,218

Net loss	(7,216)	(7,120)	(463,513)	(477,849)

Partners’ (deficit) capital, December 31, 2008	(428,264)	(423,197)	8,157,830	7,306,369

Net loss	(9,980)	(9,848)	(641,083)	(660,911)

Partner’s (deficit) capital, December 31, 2009	$(438,244)	$(433,045)	$7,516,747	$6,645,458

The accompanying notes are the integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2009	2008	2007

Cash flows from operating activities:
Net (loss) income	$(660,911)	$(477,849)	$2,503,089

Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Share of loss (income) from partnerships	40,353	(59,468)	(37,785)
Amortization of deferred costs	4,188	4,188	17,192
Gain from extinguishment of debt	--	--	(3,096,290)
Gain on disposition of investment in partnerships,
net of disposition fees	--	--	(260,209)
Impairment loss		9,296	262,590

Changes in assets and liabilities:
Decrease in other assets	5,645	18,390	207,064
Increase in accrued interest payable	--	--	232
Decrease in accounts payable and accrued expenses	(59,888)	(101,533)	(184,321)

Net cash used in operating activities	(670,613)	(606,976)	(588,438)

Cash flows from investing activities:
Proceeds from disposition of investment in partnerships	--	--	231,412
Collection of sales proceeds receivable	--	--	132,873
Receipt of distributions from partnerships	11,534	8,660	11,533
Sale transaction fees payable	--	--	(255,000)
Advance to Local Partnership	(127,980)	--	(35,745)
Collection of advance to Local Partnership	--	--	35,745

Net (used in) cash provided by investing activities	(116,446)	8,660	120,818

Cash flows from financing activities:
Distributions to Additional Limited Partners	--	--	341

Net decrease in cash and cash equivalents	(787,059)	(598,316)	(467,279)

Cash and cash equivalents, beginning of year	5,229,267	5,827,583	6,294,862

Cash and cash equivalents, end of year	$4,442,208	$5,229,267	$5,827,583

The accompanying notes are the integral part
of these financial statements.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Organization

Capital Realty Investors-III Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983, and shall continue until December 31, 2037, unless sooner dissolved in accordance with the terms of the Partnership Agreement. (See Note 1.j., below, for discussion of the Partnership’s Plan of Liquidation and Dissolution.)  The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) that own and operate federal or state government-assisted apartment properties, which provide housing principally to the elderly or to individuals and families of low or moderate income, or conventionally financed apartment properties, located throughout the United States.

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

The Partnership sold 60,000 units at $1,000 per unit of additional limited partner interest through a public offering.  The offering period was terminated in January 1984.  As of December 31, 2009, 118 units of limited partner interest had been abandoned.

b.           Method of accounting

The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

c.           Investments in partnerships

The investments in Local Partnerships are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships.  Under this method, the carrying amount of the investments in Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships.  As of December 31, 2009 and 2008, the Partnership's share of cumulative losses for three and two of the Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $9,576,433 and $9,181,015, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

d.	Investment in partnerships held for sale or transfer

When investments are reclassified to investment in partnerships held for sale or transfer, amortization of the acquisition fees and property purchase costs are discontinued.  Assets held for sale or transfer are recorded at the lower of the carrying amount or expected sales price less costs to sell.

e.           Cash and cash equivalents

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

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

g.           Use of estimates

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

h.           Fair value of financial instruments

On January 1, 2009, the Partnership adopted the new accounting standard which requires adoption of the fair value standards in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) for nonfinancial assets and nonfinancial liabilities.  The adoption did not have a material impact on the financial position, results of operations or cash flows.

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

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

i.           Impairment analysis

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

(1)
the sale of all of the Partnership’s assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution, and the amendment of the Partnership’s Limited Partnership Agreement to permit the Managing General Partner, CRI, to be eligible to receive an increased property disposition fee from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests, to the extent that CRI markets and sells the Partnership’s assets instead of such persons (a “Disposition Fee”); and

(2)
the amendment of the Partnership’s Limited Partnership Agreement to permit CRI to be eligible to receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership’s investments within 48 months from the date the liquidation is approved [January 20, 2006], in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness (the “Partnership Liquidation Fee”).

The matters for which consent was solicited are collectively referred to as the “Liquidation.”

The record date for voting was November 1, 2005, and the final voting deadline was January 20, 2006.  The Managing General Partner has received consent from a majority of the Limited Partners for the liquidation of the Partnership.  A tabulation of votes received by the voting deadline follows.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	FOR		AGAINST		ABSTAIN		TOTAL
	Units of		Units of		Units of		Units of
	limited		Limited		Limited		limited
	partner		Partner		Partner		partner
Description	interest	Percent	Interest	Percent	Interest	Percent	interest	Percent

Sale, dissolution
and increased
Disposition Fee	34,464	57.55%	1,778	2.97%	250	0.42%	36,492	60.94%

$500,000 Partnership
Liquidation Fee	30,535	50.99%	5,087	8.49%	860	1.44%	36,482	60.92%

The Partnership was not liquidated with the 48 months from the approved liquidation date of January 20, 2006, therefore no liquidation fee was taken by the Partnership.  The Managing General Partner is continuing towards liquidation of all the Partnership’s investments.

There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

k.           Allocation of net income (loss)

Net income (loss) is allocated based on respective partnership interest or units outstanding.  The Partnership has no dilutive interests.

l.           New accounting pronouncements

On July 1, 2009, the Partnership adopted Financial Accounting Standards Board Accounting Standards Codification, which establishes the ASC as the source of authoritative accounting principles to be applied in preparation of financial statements in conformity with US GAAP.  The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows.

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

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The ASC establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the Partnership issues financial statements or has them available to issue. The ASC defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The guidance became effective for periods ending after June 15, 2009. Subsequent events have been evaluated through March 25, 2010, which is the issue date of the financial statements.  The adoption of the guidance did not have a material impact on the financial position, results of operations or cash flows.

2.           INVESTMENTS IN PARTNERSHIPS

a.           Due on investments in partnerships and accrued interest payable

As of December 31, 2009 and 2008, the Partnership held limited partner interests in four Local Partnerships which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income.

Due on investments in partnerships includes $119,544 due to a previous owner related to Meadow Lanes at December 31, 2009 and 2008; accrued interest payable thereon was $33,976 at December 31, 2009 and 2008.  These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

b.           Interests in profits, losses and cash distributions made by Local Partnerships

The Partnership has a 98.00% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the “Agencies”) of each Local Partnership.  An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership.  As stipulated by the Local Partnerships’ partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any.  During 2009, 2008 and 2007, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $11,534, $8,660 and $11,533, respectively.  As of December 31, 2009, 2008 and 2007, two, three and three, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $78,431, $103,976 and $133,828, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

The cash distributions to the Partnership from the operations of the Local Partnerships may be limited by the Agencies’ regulations.  Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property.  Funds in excess of those which may be distributed to owners are generally required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.  In addition, local general partners have the authority to withhold funds if needed for property repairs, improvements or other property needs.

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

On October 23, 2009, the Partnership advanced $66,300 to Villa Mirage II for operating expenses.  For financial statement purposes, the loan was charged off by the Partnership as a result of losses at the Local Partnership level during prior years.

On October 23, 2009, the Partnership advanced $56,680 to Pebble Valley Housing Partners Ltd. Partnership (Monterey/Hillcrest) for certain taxes. On November 5, 2009, the Partnership advanced $2,000 to Monterey/Hillcrest for certain taxes. On September 15, 2009, the Partnership advanced $3,000 to Monterey/Hillcrest for certain taxes.  For financial statement purposes, the loans were charged off by the Partnership as a result of losses at the Local Partnership level during prior years.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

d.           Assets held for sale or transfer

Villa Mirage I and Villa Mirage II

On November 8, 2006, contracts for the sales of the Villa Mirage I and Villa Mirage II properties were signed.  The contracts were extended through December 31, 2009 on each of the properties.  On February 4, 2010, the purchaser changed the structure of the deal to a purchase of the partnership interests of the Partnership in each of Villa Mirage I and Villa Mirage II by executing a Partnership Interest Purchase Agreement.  Due to the possible sale of the partnership interests in Villa Mirage I and Villa Mirage II, the Partnership’s basis in the Local Partnerships, which totaled $0 as of both December 31, 2009 and December 31, 2008, have been reclassified to asset held for sale or transfer in the accompanying balance sheets.  Net capitalized acquisition fees and property purchase costs were reduced to zero at December 31, 2007.  At December 31, 2007, the Partnership accrued transaction fees payable relating to the sale of the properties of $255,000. There is no assurance that a transfer will occur.

e.           Completed sales and transfer

Arboretum Village

On March 1, 2006, the Partnership’s interest in Arboretum Village Limited Partnership (Arboretum Village) was sold.  Gross cash proceeds received by the Partnership totaled $6,988,753.  The sale resulted in net gain on disposition of investments in partnerships of $5,677,535 for financial statement purposes in 2006 and $15,031,712 for federal income tax purposes.  In accordance with the terms of the Partnership Agreement, in March 2006, the Managing General Partner was paid a disposition fee of $975,000 related to the sale.  The fee was netted against the related gain on disposition of investment in partnerships. During the first quarter of 2007, the Partnership recorded gain on disposition of investment in partnerships of $296,000 for financial statement purposes for funds which had been held in reserve during 2006.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

Victorian Towers

The Partnership defaulted on its purchase money note related to Victorian Towers on January 1, 1999, when the note matured and was not paid.  The default amount included principal and accrued interest of $900,000 and $1,710,560, respectively.  Subsequent thereto, the parties extended the maturity date to January 1, 2004.  In June 2003, the Managing General Partner and the purchase money noteholder agreed to further extend the maturity date of the purchase money note related to Victorian Towers to January 1, 2007, and to reduce its interest rate effective as of January 1, 2003.  At the time of the agreement, the Partnership made a $125,000 payment to the purchase money noteholder to be applied to the purchase money note principal.  On January 1, 2007, the purchase money note was not paid. The noteholder accepted the assignment of the Partnership=s interest in the Local Partnership effective January 2, 2007 in full satisfaction of the note.  The transfer resulted in gain from extinguishment of debt of $3,096,290 for financial statement purposes in 2007 and gain of $6,728,601 for federal tax purposes.

Village Squire I & II and III

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

Windham Village

On October 31, 2007, the Partnership’s interest in Windham Village was sold.  The sale resulted in net gain on disposition of investments in partnerships of $61,567 for financial statement purposes and gain of $1,510,419 for federal tax purposes.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

f.           Summarized financial information

Combined balance sheets and combined statements of operations for the four Local Partnerships in which the Partnership is invested as of December 31, 2009, follow.  The information is presented separately for one Local Partnership which has investment basis (equity method), and for three Local Partnerships for which the Partnership’s carrying value is zero (equity method suspended).

COMBINED BALANCE SHEETS
December 31, 2009

	Equity
	Method	Suspended	Total

Number of Local Partnerships	1	3	4

Rental property, at cost, net of accumulated
depreciation of $3,858,076, $19,998,718, and
and $23,856,794, respectively	$1,360,934	$2,841,215	$4,202,149
Land	168,760	2,108,943	2,277,703
Other assets	1,834,673	1,878,352	3,713,025

Total assets	$3,364,367	$6,828,510	$10,192,877

Mortgage notes payable	$693,193	$15,529,584	$16,222,777
Other liabilities	43,018	1,510,240	1,553,258
Due to general partners	--	2,500,877	2,500,877

Total liabilities	736,211	19,540,701	20,276,912

Partners' capital (deficit)	2,628,156	(12,712,191)	(10,084,035)

Total liabilities and partners' capital (deficit)	$3,364,367	$6,828,510	$10,192,877

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2009

	Equity
	Method	Suspended		Total

Number of Local Partnerships	1		3		4

Revenue:	$	$		$
Rental	718,064		3,621,081		4,339,145
Other	131,747		218,378		350,125

Total revenue	849,811		3,839,459		4,689,270

Expenses:
Operating and other	599,096		2,394,794		2,993,890
Interest	(49,562)		986,173		936,611
Depreciation and amortization	210,862		858,954		1,069,816

Total expenses	760,396		4,239,921		5,000,317

Net income (loss)	$89.415		$(400,462)		$(311,047)

Cash Distributions	$11,535		$--		$11,535

Cash distribution recorded as reduction of
investments in partnerships	$11,535		$--		$11,535

Partnership’s share of Local Partnership net income	87,627		--		87,627

Advances to Local Partnerships	--		(127,980)		(127,980)

Share of income (loss) partnerships	$87,627		$(127,980)		$(40,353)

Combined balance sheets and combined statements of operations for the four Local Partnerships in which the Partnership was invested as of December 31, 2008, follow.  The information is presented separately for one Local Partnerships which has investment basis (equity method), and for three Local Partnerships for which the Partnership’s carrying value is zero (equity method suspended).

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED BALANCE SHEETS
December 31, 2008

	Equity
	Method	Suspended	Total

Number of Local Partnerships	1	3	4

Rental property, at cost, net of accumulated depreciation of $3,691,830 $19,142,608, and
$22,834,438, respectively	$1,423,564	$3,633,812	$5,057,376

Land	168,760	2,108,943	2,277,703
Other assets	1,858,873	1,795,775	3,654,648

Total assets	$3,451,197	$7,538,530	$10,989,727

Mortgage notes payable	$822,686	$16,022,288	$16,844,974
Other liabilities	78,000	1,398,701	1,476,701
Due to general partners	--	2,429,270	2,429,270

Total liabilities	900,686	19,850,259	20,750,945

Partners' capital (deficit)	2,550,511	(12,311,729)	(9,761,218)

Total liabilities and partners' capital (deficit)	$3,451,197	$7,538,530	$10,989,727

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2008

	Equity
	Method	Suspended	Total

Number of Local Partnerships	1	3	4

Revenue:
Rental	$707,396	$3,719,131	$4,426,527
Other	129,588	215,564	345,152

Total revenue	836,984	3,934,695	4,771,679

Expenses:
Operating and other	636,645	2,415,147	3,051,792
Interest	(42,225)	1,014,252	972,027
Depreciation and amortization	191,368	848,625	1,039,993

Total expenses	785,788	4,278,024	5,063,812

Net income (loss)	$51,196	$(343,329)	$(292,133)

Cash distributions	$8,660	$--	$8,660

Share of income from partnerships	$50,172	$9,296	$59,468

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

Combined balance sheets and combined statements of operations for the four Local Partnerships in which the Partnership was invested as of December 31, 2007, follow.  The information is presented separately for one Local Partnerships which has investment basis (equity method), and for three Local Partnerships for which the Partnership’s carrying value is zero (equity method suspended).

COMBINED BALANCE SHEETS
December 31, 2007

	Equity
	Method	Suspended	Total

Number of Local Partnerships	1	3	4

Rental property, at cost, net of accumulated
depreciation of $3,551,542 $18,296,826, and
$21,848,368, respectively	$1,456,474	$4,450,817	$5,907,291
Land	168,760	1,833,799	2,002,559
Other assets	1,874,668	2,059,022	3,933,690

Total assets	$3,499,902	$8,343,638	$11,843,540

Mortgage notes payable	$944,841	$16,513,189	$17,458,030
Other liabilities	46,909	1,441,187	1,488,096
Due to general partners	--	2,357,662	2,357,662

Total liabilities	991,750	20,312,038	21,303,788

Partners' capital (deficit)	2,508,152	(11,968,400)	(9,460,248)

Total liabilities and partners' capital (deficit)	$3,499,902	$8,343,638	$11,843,540

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2007

	Equity
	Method	Suspended		Total

Number of Local Partnerships	1	3		4

Revenue:
Rental	$730,879	$3,615,347		$4,346,226
Other	126,793	222,702		349,495

Total revenue	857,672	3,838,049		4,695,721

Expenses:
Operating and other	591,086	2,387,105		2,978,191
Interest	(34,931)	1,059,413		1,024,482
Depreciation and amortization	189,619	812,647		1,002,266

Total expenses	745,774	4,259,165		5,004,939

Net income (loss)	$111,898	$(421,116)		$(309,218)

Cash distributions	$11,535	$--		$11,535

Cash distributions recorded as reduction
of investments in partnerships	$11,535	$--		$11,535

Partnership’s share of Local Partnership
net income (loss)	$109,660	$(35,418)		$74,242

Advance to Local Partnership	--	(36,457	)(1)	(36,457	)(1)

Share of income (loss) from partnerships	$109,660	$(71,875)		$37,785

(1)Windham Village sold October 2007.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

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

g.           Reconciliation of the Local Partnerships' financial statement loss income to taxable income

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

A reconciliation of the Local Partnerships' financial statement net loss reflected above to taxable income follows.

	For the years ended
	December 31,
	2009	2008	2007

Financial statement net loss	$(311,047)	$(292,133)	$(309,218)

Differences between financial statement
and tax depreciation, amortization,
and miscellaneous differences	756,313	814,671	704,399

Taxable income	$445,266	$522,538	$395,181

3.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the original interests in the Local Partnerships.  The fee amounted to $1,200,000, which is equal to two percent of the Additional Limited Partners' capital contributions to the Partnership.  The acquisition fee was capitalized and is being amortized over a 30-year period using the straight-line method.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

3.           RELATED PARTY TRANSACTIONS - Continued

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership.  For the years ended December 31, 2009, 2008 and 2007, the Partnership paid $207,418, $232,958 and $284,844, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership.  Such expenses are included in general and administrative expenses in the accompanying statements of operations.

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

For each of the years ended December 31, 2009, 2008 and 2007, the Partnership paid the Managing General Partner a Management Fee of $300,000.

    Until January 22, 2006, when the Liquidation Proxy authorized an increased disposition fee to the Managing General Partner under the terms set forth therein, the Managing General Partner and/or its affiliates had been authorized to receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns.  The payment of the fee has been subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners.  In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership, which was approved on January 20, 2006, by holders of a majority of the Units of Limited Partner Interest, the Managing General Partner may receive property disposition fees from the Partnership on the same basis as such fees may be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership’s properties instead of such persons.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

3.           RELATED PARTY TRANSACTIONS

In March 2006 after the increased disposition fee was approved, the Managing General Partner was paid a disposition fee of $975,000 related to the sale of the Partnership’s interest in Arboretum Village in March 2006, which was netted against the related gain on disposition of investment in partnerships.  In July 2006, the Managing General Partner was paid a disposition fee of $810,000 related to the sales of Village Squire I & II and Village Squire III, which was netted against the related gain on disposition of investment in partnerships. In addition, the Managing General Partner sought a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner was successful in liquidating all of the Partnership’s investments within 48 months from the date the liquidation was approved, January 20, 2006, in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness. The Partnership was not liquidated within the 48 months from the approved liquidation date of January 20, 2006, therefore no liquidation fee was taken by the Partnership.  The Managing General Partner is continuing towards liquidation of all the Partnership’s investments.

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

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

4.           PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

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

Until January 22, 2006, when the Liquidation Proxy authorized an increased disposition fee to the Managing General Partner under the terms set forth therein, the Managing General Partner and/or its affiliates had been authorized to receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns.  The payment of the fee has been subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners.  In accordance with the terms of a Definitive Proxy Statement

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

4.           PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

for the Liquidation and Dissolution of the Partnership, which was  approved on  January 20, 2006, by holders of a majority of  the Units of Limited Partner Interest, the Managing General Partner may receive property disposition fees from the Partnership on the same basis as such fees may be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership’s properties instead of such persons.  In addition, the Managing General Partner may receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership’s investments within 48 months from the date the liquidation is approved [January 20, 2006], in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness.  In March 2006, after the increased disposition fee was approved, the Managing General Partner was paid a disposition fee of $975,000 related to the sale of the Partnership’s interest in Arboretum Village in March 2006, which was netted against the related gain on disposition of investment in partnerships.  In July 2006, the Managing General Partner was paid a disposition fee of $810,000 related to the sales of Village Squire I & II and Village Squire III, which was netted against the related gain in disposition of investment in partnerships.

Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement.

As defined in the Partnership Agreement, after the payment of distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2009, 2008 and 2007.  The Managing General Partner currently intends to retain all of the Partnership’s remaining undistributed cash for operating cash reserves.

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

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

5.           RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
INCOME TO TAXABLE INCOME - Continued

A reconciliation of the Partnership's financial statement net (loss) income to taxable income follows.

	For the years ended
	December 31,
	2009	2008	2007

Financial statement net (loss) income	$(660,911)	$(477,849)	$2,503,089

Adjustments:
Differences between financial statement net income and
taxable income related to the Partnership’s equity in
the Local Partnerships' income or losses and
accrued expenses	485,621	472,365	315,721

Differences between financial statement
gain and taxable gain from the sale or
transfer of properties	--	--	5,258,931

Costs amortized over a shorter period
for income tax purposes	4,188	4,188	16,767

Taxable (loss) income	$(171,102)	$(1,296)	$8,094,508

6.            CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts with the same bank. As of December 31, 2009, the uninsured portion of the cash balances was $0.

#  #  #