Form 10-Q
period 2010-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2010-06-09
CIK 722833

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-11962

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
Yes ☒                                No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                                   ☐             Accelerated filer      ☐
Non-accelerated filer (Do not check if a smaller reporting company)                   ☐                     Smaller reporting company   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No ☒

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	- March 31, 2010 and December 31, 2009	1
	Statements of Operations and Accumulated Losses
	- for the three months ended March 31, 2010 and 2009	2
	Statements of Cash Flows
	- for the three months ended March 31, 2010 and 2009	3
	Notes to Financial Statements
	- March 31, 2010 and 2009	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 4.	Controls and Procedures	14

Part II	OTHER INFORMATION

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signature		16

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

Investments in partnerships	$2,641,918	$2,620,011
Cash and cash equivalents	4,218,416	4,442,208
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $69,062 and $68,419, respectively	8,093	8,736
Property purchase costs,
net of accumulated amortization of $41,552 and $41,148, respectively	6,930	7,334

Total assets	$6,875,357	$7,078,289

LIABILITIES AND PARTNERS' CAPITAL

Due on investment in partnership	$119,544	$119,544
Accrued interest payable	33,976	33,976
Accounts payable and accrued expenses	317,933	279,311

Total liabilities	471,453	432,831

Commitments and contingencies

Partners' capital:

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	60,001,500	60,001,500

	60,003,500	60,003,500

Less:
Accumulated distributions to partners	(26,573,905)	(26,573,905)
Offering costs	(6,156,933)	(6,156,933)
Accumulated losses	(20,868,758)	(20,627,204)

Total partners' capital	6,403,904	6,645,458

Total liabilities and partners' capital	$6,875,357	$7,078,289

The accompanying notes are an integral part
of these financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

AND ACCUMULATED LOSSES

(Unaudited)

	For the three months ended
	March 31,
	2010	2009

Share of income from partnerships	$21,907	$14,867

Other revenue and expenses:

Revenue:
Interest	4,661	9,634

	4,661	9,634

Expenses:
General and administrative	96,899	83,872
Management fee	75,000	75,000
Professional fees	95,176	40,794
Impairment loss	--	2,324
Amortization of deferred costs	1,047	1,047

	268,122	203,037

Total other revenue and expenses	(263,461)	(193,403)

Net loss	(241,554)	(178,536)

Accumulated losses, beginning of period	(20,627,204)	(19,966,293)

Accumulated losses, end of period	$(20,868,758)	$(20,144,829)

Net loss allocated to General Partners (1.51%)	$(3,647)	$(2,696)

Net loss allocated to Initial and Special Limited Partners (1.49%)	$(3,599)	$(2,660)

Net loss allocated to Additional Limited Partners (97%)	$(234,308)	$(173,180)

Net loss per unit of Additional Limited Partner Interest,
based on 59,882 units outstanding	$(3.91)	$(2.89)

The accompanying notes are an integral part
of these financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(241,554)	$(178,536)

Adjustments to reconcile net loss to net cash
used in operating activities:
Share of income from partnerships	(21,907)	(14,867)
Amortization of deferred costs	1,047	1,047
Impairment loss	--	2,324

Changes in assets and liabilities:
Decrease in other assets	--	4,126
(Decrease) increase in accounts payable and accrued expenses	38,622	(27,747)

Net cash used in operating activities	(223,792)	(213,653)

Net decrease in cash and cash equivalents	(223,792)	(213,653)

Cash and cash equivalents, beginning of period	4,442,208	5,229,267

Cash and cash equivalents, end of period	$4,218,416	$5,015,614

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

1.           BASIS OF PRESENTATION

In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of March 31, 2010, and the results of its operations and its cash flows for the three month periods ended March 31, 2010 and 2009.  The results of operations for the interim period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2009.

2.           PLAN OF LIQUIDATION AND DISSOLUTION

On November 21, 2005, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to limited partners to solicit consents for approval of the following:

(1)
The sale of all of the Partnership’s assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution, and the amendment of the Partnership’s Limited Partnership Agreement to permit the Managing General Partner, CRI, to be eligible to receive an increased property disposition fee from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests, to the extent that CRI markets and sells the Partnership’s assets instead of such persons (a “Disposition Fee”); and

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

2.           PLAN OF LIQUIDATION AND DISSOLUTION

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

The Partnership was not liquidated within the 48 months from the approved liquidation date of January 20, 2006, therefore no liquidation fee was taken by CRI.  The Managing General Partner is continuing towards liquidation of all the Partnership’s investments.

There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS

a.           Due on investments in partnerships and accrued interest payable

Notes

Due on investment in partnership includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both March 31, 2010 and December 31, 2009; accrued interest payable thereon was $33,976 at both March 31, 2010 and December 31, 2009.  These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement. The fair value of the note approximates its carrying value.

b.           Assets held for sale or transfer

Villa Mirage I and Villa Mirage II

On November 8, 2006, contracts for the sales of the Villa Mirage I and Villa Mirage II properties were signed.  The contracts were extended through December 31, 2009 on each of the properties.  On February 4, 2010, the purchaser changed the structure of the deal to a purchase of the partnership interests of the Partnership in each of Villa Mirage I and Villa Mirage II by executing a Partnership Interest Purchase Agreement.  Due to the possible sale of the partnership interests in Villa Mirage I and Villa Mirage II, the Partnership’s basis in the Local Partnerships, which totaled $0 as of both March 31, 2010 and December 31, 2009, have been reclassified to asset held for sale or transfer in the accompanying balance sheets.  Net capitalized acquisition fees and property purchase costs were reduced to zero at December 31, 2007.  At December 31, 2007, the Partnership accrued transaction fees payable relating to the sale of the properties of $255,000. There is no assurance that a purchase will occur.

c.           Advances to Local Partnerships

On October 23, 2009, the Partnership advanced $66,300 to Villa Mirage II for operating expenses.  For financial statement purposes, the loan was charged off by the Partnership as a result of losses at the Local Partnership level during prior years.

On October 23, 2009, the Partnership advanced $56,680 to Pebble Valley Housing Partners Ltd. Partnership (Monterey/Hillcrest) for certain taxes. On November 5, 2009, the Partnership advanced $2,000 to Monterey/Hillcrest for certain taxes. On September 15, 2009, the Partnership advanced $3,000 to Monterey/Hillcrest for certain taxes. On April 14, 2010, the Partnership advanced $13,686 to Monterey/Hillcrest for certain taxes. For financial statement purposes, the loans were charged off by the Partnership as a result of losses at the Local Partnership level during prior years.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

d.           Summarized financial information

Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of March 31, 2010 and 2009, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from Local Partnerships.

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,
	2010			2009
	Equity			Equity
	Method	Suspended		Method	Suspended

Number of Local Partnerships	1	3		1	3

Revenue:
Rental	$179,516	$905,270		$176,849	$929,783
Other	32,937	54,595		32,397	53,891

Total revenue	212,453	959,865		209,246	983,674

Expenses:
Operating	149,774	598,699		159,161	603,787
Interest	(12,391)	246,543		(10,556)	253,563
Depreciation and amortization	52,716	214,739		47,842	212,156

Total expenses	190,099	1,059,981		196,447	1,069,506

Net income (loss)	$22,354	$(100,116)		$12,799	$(85,832)

Partnership’s share of Local
Partnership net income	$21,907	$--	(1)	$12,543	$2,324	(1)

Share of income from partnerships	$21,907			$14,867

(1) For financial reporting purposes, share of Local Partnership net income has been reduced to zero due to impairment.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets.  As of March 31, 2010 and 2009, the Partnership's share of cumulative losses to date for three of four and two of four Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,675,287 and $9,268,313, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership.  For the three month periods ended March 31, 2010 and 2009, the Partnership paid $54,637 and $47,696, respectively.  Such expenses are included in general and administrative expenses in the accompanying statements of operations.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended March 31, 2010 and 2009.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

4.           RELATED PARTY TRANSACTIONS - Continued

Until January 22, 2006, when the Liquidation Proxy authorized an increased disposition fee to the Managing General Partner under the terms set forth therein, the Managing General Partner and/or its affiliates had been authorized to receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns.  The payment of the fee has been subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners.  In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership, which was approved on January 20, 2006, by holders of a majority of the Units of Limited Partner Interest, the Managing General Partner may receive property disposition fees from the Partnership on the same basis as such fees may be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership’s properties instead of such persons.  In March 2006 after the increased disposition fee was approved, the Managing General Partner was paid a disposition fee of $975,000 related to the sale of the Partnership’s interest in Arboretum Village in March 2006, which was netted against the related gain on disposition of investment in partnerships.  In July 2006, the Managing General Partner was paid a disposition fee of $810,000 related to the sales of Village Squire I & II and Village Squire III, which was netted against the related gain on disposition of investment in partnerships. In addition, the Managing General Partner sought a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner was successful in liquidating all of the Partnership’s investments within 48 months from the date the liquidation was approved, January 20, 2006, in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness. The Partnership was not liquidated within the 48 months from the approved liquidation date of January 20, 2006, therefore no liquidation fee was taken by CRI.  The Managing General Partner is continuing towards liquidation of all the Partnership’s investments.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO  FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

5.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts with SunTrust Bank. As of March 31, 2010, the uninsured portion of the cash balances was $4,203,247.

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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership’s annual report on Form 10-K at December 31, 2009.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.  The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

Plan of Liquidation and Dissolution

On November 21, 2005, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, to solicit consent for, among other things, the sale of all the Partnership’s assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution.  As of the voting deadline, January 20, 2006, the holders of 34,464 units of limited partner interest (57.6%) voted “for” such sale and dissolution.

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

As of March 31, 2010, the carrying amount of the Partnership's investment in the Local Partnership with a Section 8 HAP contract expiring in the next 12 months and which was not sold on or before June 9, 2010, was $0.

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

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $4,218,416 as of March 31, 2010, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of June 9, 2010, there were no material commitments for capital expenditures.  The Managing General Partner currently intends to retain all of the Partnership’s remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the three month period ended March 31, 2010, existing cash resources were adequate to support operating cash requirements.  Cash and cash equivalents decreased during the three month period ended March 31, 2010, primarily due to cash used in operating activities.

Results of Operations

The Partnership’s net loss for the three month period ended March 31, 2010 increased compared to 2009, primarily due to increased general and administrative expense not an increase in income from partnerships or interest revenue.  Interest revenue decreased due to lower interest rates earned in 2010.  Share of income from partnerships increased primarily due to lower operating expenses.  General and administrative expenses increased primarily due to higher payroll costs.  Professional fees increased primarily due to higher audit costs.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2010 and 2009, did not include losses of $98,854 and $87,298, respectively.

No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2010.

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

In February 2010, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15.  The Managing General Partner does not expect that the Partnership’s disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC’s rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  In addition, there have been no significant changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.         OTHER INFORMATION
Item 5.          Other Information

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2010, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2010.

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

CAPITAL REALTY INVESTORS-III LIMITED
PARTNERSHIP
(Registrant)

by: C.R.I., Inc.
Managing General Partner

June 9, 2010	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer