Form 10-Q/A
period 2010-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2010-09-01
CIK 722833

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

Large accelerated filer                                                                                                   ☐           Accelerated filer         ☐
Non-accelerated filer (Do not check if a smaller reporting company)                   ☐            Smaller reporting company☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No ☒

EXPLANATORY NOTE

Capital Realty Investors-III Limited Partnership (the “Partnership”) filed its quarterly report on Form 10-Q (the “Form 10-Q”) with the Securities and Exchange Commission (the “Commission”) on June 9, 2010. This Amendment No. 1 to Form 10-Q (this “Amendment”) is being filed in response to a comment letter received from the Securities and Exchange Commission dated July 1, 2010 requesting changes and corrections to certain portions of the original Form 10-Q as listed below:

•	Amendment to Part I, Item 4, Controls and Procedures
•	Corrected Exhibits 31.1 and 31.2.

The purpose of this Quarterly Report on Form 10-Q/A is to: (1) amend Part I, Item 4, the Controls and Procedures section in the Form 10-Q; and (2) amend and file new Section 302 certifications of the principal executive officer and the principal financial officer so that the introductory portion of bullet point 4 includes the reference to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting, as well as paragraph 4(b).

Unless otherwise expressly set forth herein, this Amendment does not modify or update the disclosure in, or exhibits to, the Form 10-Q or reflect events occurring after the filing of the Form 10-Q.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

Amendment to Quarterly Report - Form 10-Q/A Filing

Table Contents

		Page

Part I	FINANCIAL INFORMATION

Item 4.	Controls and Procedures	4

Part II	OTHER INFORMATION

Item 6.	Exhibits	4

SIGNATURE		4

Part I.                                FINANCIAL INFORMATION
Item 4.                                Controls and Procedures

a)           Disclosure Controls and Procedures.

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at a reasonable assurance level as it was noted that our Annual Report for the period ending December 31, 2009, omitted Management’s Annual Report on Internal Control over Financial Reporting and certain introductory language in paragraph 4 of our certifications pursuant to Section 302 of the Sarbanes Oxley Act referring to internal control over financial reporting. We are currently reviewing our disclosure controls and procedures to correct the deficiency that lead to these omissions and expect to implement changes in the near term.

b)           Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.                               OTHER INFORMATION
Item 6.                                Exhibits

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

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
(Registrant)

by: C.R.I., Inc.
Managing General Partner

September 1, 2010	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer