Form 10-Q
period 2010-06-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2010-10-04
CIK 722833

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010
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

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	- June 30, 2010 and December 31, 2009	1
	Statements of Operations and Accumulated Losses
	- for the three and six months ended June 30, 2010 and 2009	2
	Statements of Cash Flows
	- for the six months ended June 30, 2010 and 2009	3
	Notes to Financial Statements
	- June 30, 2010 and 2009	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 4.	Controls and Procedures	12

Part II	OTHER INFORMATION

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signature		13

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)

Investments in partnerships	$2,615,109	$2,620,011
Cash and cash equivalents	4,043,873	4,442,208
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $69,704 and
$68,419, respectively	7,450	8,736
Property purchase costs,
net of accumulated amortization of $41,956 and
$41,148, respectively	6,526	7,334

Total assets	$6,672,958	$7,078,289

LIABILITIES AND PARTNERS' CAPITAL

Due on investment in partnership	$119,544	$119,544
Accrued interest payable	33,976	33,976
Accounts payable and accrued expenses	323,702	279,311

Total liabilities	477,222	432,831

Commitments and contingencies

Partners' capital:

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	60,001,500	60,001,500

	60,003,500	60,003,500

Less:
Accumulated distributions to partners	(26,573,905)	(26,573,905)
Offering costs	(6,156,933)	(6,156,933)
Accumulated losses	(21,076,926)	(20,627,204)

Total partners' capital	6,195,736	6,645,458

Total liabilities and partners' capital	$6,672,958	$7,078,289

The accompanying notes are an integral part
of these financial statements.

Part I.                     FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
AND ACCUMULATED LOSSES
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Share of loss from partnerships	$(40,495)	$(31,377)	$(18,588)	$(18,834)

Other revenue and expenses:

Revenue:
Interest	4,860	4,652	9,521	14,286

	4,860	4,652	9,521	14,286

Expenses:
General and administrative	79,409	67,799	176,308	151,671
Management fee	75,000	75,000	150,000	150,000
Professional fees	17,077	16,250	112,253	57,044
Amortization of deferred costs	1,047	1,047	2,094	2,094

	172,533	160,096	440,655	360,809

Total other revenue and expenses	(167,673)	(155,444)	(431,134)	(346,523)

Net loss	(208,168)	(186,821)	(449,722)	(365,357)

Accumulated losses, beginning of period	(20,868,758)	(20,144,829)	(20,627,204)	(19,966,293)

Accumulated losses, end of period	$(21,076,926)	$(20,331,650)	$(21,076,926)	$(20,331,650)

Net loss allocated
to General Partners (1.51%)	$(3,143)	$(2,821)	$(6,791)	$(5,517)

Net loss allocated
to Initial and Special Limited Partners (1.49%)	$(3,102)	$(2,784)	$(6,701)	$(5,444)

Net loss allocated
to Additional Limited Partners (97%)	$(201,923)	$(181,216)	$(436,230)	$(354,396)

Net loss per unit of
Additional Limited Partner Interest,
based on 59,882 units outstanding	$(3.37)	$(3.03)	$(7.28)	$(5.92)

The accompanying notes are an integral part
of these financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(449,722)	$(365,357)

Adjustments to reconcile net loss to net cash
used in operating activities:
Share of loss from partnerships	18,588	18,834
Amortization of deferred costs	2,094	2,094

Changes in assets and liabilities:
Decrease in other assets	--	4,236
Increase (decrease) in accounts payable and accrued expenses	44,391	(41,094)

Net cash used in operating activities	(384,649)	(381,287)

Cash flows from investing activities:
Advances to local partnerships	(13,686)	--

Net cash used in investing activities	(13,686)	--

Net decrease in cash and cash equivalents	(398,335)	(381,287)

Cash and cash equivalents, beginning of period	4,442,208	5,229,267

Cash and cash equivalents, end of period	$4,043,873	$4,847,980

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors-III Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in thirty-seven Local Partnerships.  As of June 30, 2010, the Partnership retained investments in four Local Partnerships.

The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

2.           BASIS OF PRESENTATION

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

In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of June 30, 2010, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2010 and 2009.  The results of operations for the interim period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

3.           PLAN OF LIQUIDATION

On November 21, 2005, the General Partners recommended that the limited partners approve a plan of liquidation and dissolution for the Partnership.  The plan of liquidation and dissolution was approved by the limited partners on January 20, 2006.  Since the approval of the plan of liquidation and dissolution, we have continued to seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, and distribute the remaining assets as set forth in the Partnership Agreement. Numerous variables, including adverse general economic conditions, as well as, partnership and regulatory restrictions, have impacted the timeframe required to accomplish the liquidation and dissolution of the Partnership.  There can be no assurance as to when the liquidation and dissolution of the Partnership will be completed.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At June 30, 2010 and 2009, the Partnership had limited partnership equity interests in four Local Partnerships, owning five apartment complexes.

A schedule of the apartment communities owned by the Local Partnerships in which the Partnership is invested is provided below:

Property	City	State	Units
Meadow Lanes	Holland	MI	118
Monterey/Hillcrest	Waukesha	WI	300
Villa Mirage	Rancho Mirage	CA	50
Villa Mirage II	Rancho Mirage	CA	48

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At June 30, 2010 and 2009, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of June 30, 2010 and 2009, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30,
	2010			2009
	Equity			Equity
	Method	Suspended		Method	Suspended

Number of Local Partnerships	1 (a)	3	(b)	1 (a)	3	(b)

Revenue:
Rental	$170,211	$926,487		$170,675	$905,658
Other	(17,292)	98,368		(26,190)	53,999

Total revenue	152,919	1,024,855		144,485	959,657

Expenses:
Operating	139,950	361,319		139,217	601,503
Interest	(12,391)	246,543		(10,556)	253,563
Depreciation and amortization	52,716	214,739		47,842	212,156

Total expenses	180,275	822,601		176,503	1,067,222

Net (loss) income	$(27,356)	$202,254		$(32,018)		$(107,565)

Cash distributions	$--	$--		$--	$--

Partnership’s share of Local
Partnership net loss	(26,809)	--		(31,377)	--	(1)
Advance to Local Partnership	--	(13,686)		--	--

Share of loss from partnerships	$(40,495)			$(31,377)

(1)	For financial reporting purposes, share of Local Partnership net income has been reduced to zero due to impairment.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)

4.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended
	June 30,
	2010			2009
	Equity			Equity
	Method	Suspended		Method	Suspended

Number of Local Partnerships	1 (a)	3	(b)	1 (a)	3	(b)

Revenue:
Rental	$349,727	$1,831,757		$347,524	$1,835,441
Other	15,645	152,962		6,207	107,890

Total revenue	365,372	1,984,719		353,731	1,943,331

Expenses:
Operating	289,724	960,016		298,378	1,205,290
Interest	(24,781)	493,087		(21,113)	507,126
Depreciation and amortization	105,431	429,477		95,684	424,313

Total expenses	370,374	1,882,580		372,949	2,136,729

Net loss	$(5,002)	$102,139		$(19,218)	$(193,398)

Cash distributions	$--	$--		$--	$--

Partnership’s share of Local
Partnership net loss	(4,902)	--		(18,834)	--
Advance to Local Partnership	--	(13,686)		--	--

Share of income from partnerships	$(18,588)			$(18,834)

        (a)           Meadow Lanes
        (b)           Monterey/Hillcrest; Villa Mirage I; Villa Mirage II

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets.  As of both June 30, 2010 and 2009, the Partnership's share of cumulative losses to date for three of four Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,475,313 and $9,372,260, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)

4.           INVESTMENTS IN PARTNERSHIPS - Continued

b.           Due on investments in partnerships and accrued interest payable

Notes

Due on investment in partnership includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both June 30, 2010 and December 31, 2009; accrued interest payable thereon was $33,976 at both June 30, 2010 and December 31, 2009.  These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement. The fair value of the note approximates its carrying value.

c.           Assets held for sale or transfer

Villa Mirage I and Villa Mirage II

On November 8, 2006, contracts for the sales of the Villa Mirage I and Villa Mirage II properties were signed.  The contracts were extended through December 31, 2009 on each of the properties.  On February 4, 2010, the purchaser changed the structure of the deal to a purchase of the partnership interests of the Partnership in each of Villa Mirage I and Villa Mirage II by executing a Partnership Interest Purchase Agreement.  The Partnership has no basis in the Local Partnership and net capitalized acquisition fees and property purchase costs were reduced to zero at December 31, 2007.

Subsequent to June 30, 2010, the contract and negotiations with the potential purchaser were terminated.  The General Partner is currently exploring alternative options for the future sale of the Villa Mirage I and Villa Mirage II properties or the sale of the Partnership’s interest in the respective Local Partnerships.

d.           Advances to Local Partnerships

On October 23, 2009, the Partnership advanced $66,300 to Villa Mirage II for operating expenses.  For financial statement purposes, the advance was charged off by the Partnership as a result of losses at the Local Partnership level during prior years.

On October 23, 2009, the Partnership advanced $56,680 to Pebble Valley Housing Partners Ltd. Partnership (Monterey/Hillcrest) for certain taxes. On November 5, 2009, the Partnership advanced $2,000 to Monterey/Hillcrest for certain taxes. On September 15, 2009, the Partnership advanced $3,000 to Monterey/Hillcrest for certain taxes. On April 14, 2010, the Partnership advanced $13,686 to Monterey/Hillcrest for certain taxes. For financial statement purposes, the advances were charged off by the Partnership as a result of losses at the Local Partnership level during prior years.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)

5.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership.  The Partnership reimbursed the Managing General Partner for direct expenses of $124,088 and $116,297 for the six month periods ended June 30, 2010 and 2009 respectively.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner management fees totaling $150,000 for each of the six month periods ended June 30, 2010 and 2009.

6.           CASH DISTRIBUTIONS

For the six month period ending June 30, 2010, the Partnership did not make a cash distribution to partners.

7.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains five cash accounts at SunTrust Bank and Eagle Bank.  As of June 30, 2010, the uninsured portion of the cash balances was $4,014,683.

	Number of	Bank Balance	Insured	Uninsured
Bank	Accounts	06/30/10	06/30/10	06/30/10

Eagle Bank	2	$0	$0	$0

SunTrust Bank	2	$4,264,683	$250,000	$4,014,683

8.           SUBSEQUENT EVENTS

On July 28, 2010, the Partnership paid a cash distribution of $898,230 ($15 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

The contract and negotiations with respect to the potential sales of Villa Mirage I and Villa Mirage II were terminated.  The General Partner is currently exploring alternative options for the future sale of the Villa Mirage I and Villa Mirage II properties or the sale of the Partnership’s interest in the respective Local Partnerships.

Part I.    FINANCIAL INFORMATION
Item 2.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations section is based on the financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations.  Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $4,043,873 as of June 30, 2010, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of October 4, 2010, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the six month period ended June 30, 2010, existing cash resources were adequate to support operating cash requirements.  Cash and cash equivalents decreased $398,335 during the six month period ended June 30, 2010, primarily due to cash used in operating activities.

Results of Operations

The Partnership’s net loss for the three month period ended June 30, 2010 increased compared to 2009, primarily due to increased general and administrative expense and an increase in loss from partnerships.  Share of loss from partnerships increased primarily due to a $13,686 advance to Monterey/Hillcrest for certain taxes.  General and administrative expenses increased primarily due to direct expenses in connection with managing the Partnership.

The Partnership’s net loss for the six month period ended June 30, 2010 increased compared to 2009, primarily due to increased general and administrative costs and professional fees and a reduction in interest revenue.  Interest revenue decreased due to lower interest rates earned in 2010.  General and administrative expenses increased primarily due to direct expenses in connection with managing the Partnership.  Professional fees increased primarily due to higher audit costs.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2010, did not include losses of $7,275 and $20,961, respectively, compared to excluded losses of $103,947 and $191,245 for the three and six month periods ended June 30, 2009, respectively.

Part I.    FINANCIAL INFORMATION
Item 2.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations - Continued

Certain taxing authorities may assert claims against the Partnership for failure to withhold and remit income tax on operating profit or where the sale(s) of property in which the Partnership was invested failed to produce sufficient cash proceeds with which to pay the tax and/or to pay statutory partnership filing fees.  The Partnership is unable to quantify the amount of such potential claims at this time. The Partnership has consistently advised its Partners that they should consult with their tax advisors as to the necessity of filing non-resident returns in such states with respect to their proportional taxes due.

The Internal Revenue Service has issued a claim against the Partnership in the amount of $335,646.08.  The claim relates to a penalty from an alleged late filing in 2003, which the Partnership has contested.  The Partnership asserts that the filing was timely as an extension for the late filing was granted by the Internal Revenue Service under IR-2003-112 issued on September 24, 2003.  The Managing General Partner believes that this matter will be resolved and that this matter will not have a material adverse impact on the financial condition of the Partnership.

No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2010.

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

Plan of Liquidation and Dissolution

On November 21, 2005, the General Partners recommended that the limited partners approve a plan of liquidation and dissolution for the Partnership.  The plan of liquidation and dissolution was approved by the limited partners on January 20, 2006.  Since the approval of the plan of liquidation and dissolution, we have continued to seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, and distribute the remaining assets as set forth in the Partnership Agreement. Numerous variables, including adverse general economic conditions, as well as, partnership and regulatory restrictions, have impacted the timeframe required to accomplish the liquidation and dissolution of the Partnership.  There can be no assurance as to when the liquidation and dissolution of the Partnership will be completed.

Part I.    FINANCIAL INFORMATION
Item 4.    Controls and procedurs

a)           Disclosure Controls and Procedures.

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective at a reasonable assurance level.

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

Part II.    OTHER INFORMATION
Item 5.    Other Information

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2010, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2010.

There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services may exist.  Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

On July 28, 2010, the Partnership paid a cash distribution of $898,230 ($15 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

Part II.    OTEHR INFORMATION
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

CAPITAL REALTY INVESTORS-III LIMITED
PARTNERSHIP
(Registrant)

by: C.R.I., Inc.
Managing General Partner

October 4, 2010	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer