Form 10-Q
period 2010-09-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2010-11-15
CIK 722833

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010
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

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	- September 30, 2010 and December 31, 2009	2
	Statements of Operations and Accumulated Losses
	- for the three and nine months ended September 30, 2010 and 2009	3
	Statements of Cash Flows
	- for the nine months ended September 30, 2010 and 2009	4
	Notes to Financial Statements
	- September 30, 2010 and 2009	5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 4.	Controls and Procedures	13

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signature		14

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)

Investments in partnerships	$2,627,509	$2,620,011
Cash and cash equivalents	2,983,328	4,442,208
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $70,347 and
$68,419, respectively	6,807	8,736
Property purchase costs,
net of accumulated amortization of $42,360 and
$41,148, respectively	6,122	7,334

Total assets	$5,623,766	$7,078,289

LIABILITIES AND PARTNERS' CAPITAL

Due on investment in partnership	$119,544	$119,544
Accrued interest payable	33,976	33,976
Accounts payable and accrued expenses	313,773	279,311

Total liabilities	467,293	432,831

Commitments and contingencies

Partners' capital:

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	60,001,500	60,001,500

	60,003,500	60,003,500

Less:
Accumulated distributions to partners	(27,472,135)	(26,573,905)
Offering costs	(6,156,933)	(6,156,933)
Accumulated losses	(21,217,959)	(20,627,204)

Total partners' capital	5,156,473	6,645,458

Total liabilities and partners' capital	$5,623,766	$7,078,289

The accompanying notes are an integral part
of these financial statements.

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
AND ACCUMULATED LOSSES
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Share of income (loss) from partnerships	$12,400	$16,967	$(6,188)	$	(1,867)

Other revenue and expenses:

Revenue:
Interest	--	1,082	9,521		15,369

	--	1,082	9,521		15,369

Expenses:
General and administrative	55,716	64,938	232,024		216,610
Management fee	75,000	75,000	225,000		225,000
Professional fees	21,670	21,550	133,923		78,594
Amortization of deferred costs	1,047	1,047	3,141		3,141

	153,433	162,535	594,088		523,345

Total other revenue and expenses	(153,433)	(161,453)	(584,567)		(507,976)

Net loss	(141,033)	(144,486)	(590,755)		(509,843)

Accumulated losses, beginning of period	(21,076,926)	(20,331,650)	(20,627,204)		(19,966,293)

Accumulated losses, end of period	$(21,217,959)	$(20,476,136)	$(21,217,959)		$(20,476,136)

Net loss allocated
to General Partners (1.51%)	$(2,130)	$(2,182)	$(8,921)		$(7,699)

Net loss allocated
to Initial and Special Limited Partners (1.49%)	$(2,101)	$(2,153)	$(8,802)		$(7,597)

Net loss allocated
to Additional Limited Partners (97%)	$(136,802)	$(140,151)	$(573,032)		$(494,547)

Net loss per unit of
Additional Limited Partner Interest,
based on 59,882 units outstanding	$(2.28)	$(2.34)	$(9.57)		$(8.26)

The accompanying notes are an integral part
of these financial statements.

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(590,755)	$(509,843)

Adjustments to reconcile net loss to net cash
used in operating activities:
Share of loss from partnerships	6,188	1,867
Amortization of deferred costs	3,141	3,141

Changes in assets and liabilities:
Decrease in other assets	--	5,645
Increase (decrease) in accounts payable and accrued expenses	34,462	(27,121)

Net cash used in operating activities	(546,964)	(526,311)

Cash flows from investing activities:
Advances to local partnerships	(13,686)	11,534

Net cash used in by investing activities	(13,686)	11,534

Cash flows from financing activities:

Distribution to Limited Partners	(898,230)	--

Net cash used in financing activities	(898,230)	--

Net decrease in cash and cash equivalents	(1,458,880)	(514,777)

Cash and cash equivalents, beginning of period	4,442,208	5,229,267

Cash and cash equivalents, end of period	$2,983,328	$4,714,490

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors-III Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in thirty-seven Local Partnerships.  As of September 30, 2010, the Partnership retained investments in four Local Partnerships.

The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

2.           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K and the amended annual report on Form 10-K/A at December 31, 2009.

In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-III Limited Partnership (the Partnership) as of September 30, 2010, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2010 and 2009.  The results of operations for the interim period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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
September 30, 2010 and 2009
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At September 30, 2010 and 2009, the Partnership had limited partnership equity interests in four Local Partnerships, owning five apartment complexes.

A schedule of the apartment communities owned by the Local Partnerships in which the Partnership is invested is provided below:

Property	City	State	Units
Meadow Lanes	Holland	MI	118
Monterey/Hillcrest	Waukesha	WI	300
Villa Mirage	Rancho Mirage	CA	50
Villa Mirage II	Rancho Mirage	CA	48

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At September 30, 2010 and 2009, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of September 30, 2010 and 2009, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,
	2010				2009
	Equity				Equity
	Method		Suspended		Method		Suspended
Number of Local Partnerships	1	(a)	3	(b)	1	(a)	3	(b)

Revenue:
Rental	$183,171		$958,111		$174,668		$925,375
Other	3,735		80,117		4,595		54,720

Total revenue	186,906		1,038,228		179,263		980,095

Expenses:
Operating	133,928		546,354		124.664		597,295
Interest	(12,391)		246,543		(10,556)		253,563
Depreciation and amortization	52,716		214,739		47,842		212,156

Total expenses	174,253		1,007,636		161,950		1,063,014

Net income (loss)	$12,653		$30,592		$17,313		$(82,919)

Cash distributions	$--		$--		$11,534		$--

Partnership’s share of Local
Partnership net income	12,400		--		16,967		--	(1)

Share of income from partnerships	$12,400				$16,967

                (1)    For financial reporting purposes, share of Local Partnership net income has been reduced to zero due to impairment.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

4.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended
	September 30,
	2010					2009
		Equity				Equity
		Method		Suspended		Method	Suspended
Number of Local Partnerships		1	(a)	3	(b)	1 (a)	3	(b)

Revenue:
Rental		$532,898		$2,789,868		$522,192	$2,760,816
Other		19,380		233,079		10,802	162,610

Total revenue		552,278		3,022,947		532,994	2,923,426

Expenses:
Operating		423,652		1,506,370		423,042	1,802,585
Interest		(37,172)		739,630		(31,669)	760,689
Depreciation and amortization		158,147		644,216		143,526	636,469

Total expenses		544,627		2,890,216		534,899	3,199,743

Net income (loss)		$7,651		$132,731		$(1,905)	$(276,317)

Cash distributions		$--		$--		$11,534	$--

Partnership’s share of Local
Partnership net income (loss)		7,498		--		(1,867)	--
Advance to Local Partnership		--		(13,686)		--	--

Share of loss from partnerships	$	$(6,188)				$(1,867)

           (a)           Meadow Lanes
           (b)           Monterey/Hillcrest; Villa Mirage I; Villa Mirage II

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets.  As of both September 30, 2010 and 2009, the Partnership's share of cumulative losses to date for three of four Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,444,944 and $9,454,378, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

4.           INVESTMENTS IN PARTNERSHIPS - Continued

b.           Due on investments in partnerships and accrued interest payable

Notes

Due on investment in partnership includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both September 30, 2010 and December 31, 2009; accrued interest payable thereon was $33,976 at both September 30, 2010 and December 31, 2009.  These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement. The fair value of the note approximates its carrying value.

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

The contract and negotiations with the potential purchaser of Villa Mirage I and Villa Mirage II were terminated during the three month period ended September 30, 2010.  The General Partner is currently exploring alternative options for the future sale of the Villa Mirage I and Villa Mirage II properties or the sale of the Partnership’s interest in the respective Local Partnerships.

d.           Advances to Local Partnerships

On October 23, 2009, the Partnership advanced $66,300 to Villa Mirage II for operating expenses.  For financial statement purposes, the advance was charged off by the Partnership as a result of losses at the Local Partnership level during prior years.

On October 23, 2009, the Partnership advanced $56,680 to Pebble Valley Housing Partners Ltd. Partnership (Monterey/Hillcrest) for non-resident withholding taxes. On November 5, 2009, the Partnership advanced $2,000 to Monterey/Hillcrest for non-resident withholding taxes. On September 15, 2009, the Partnership advanced $3,000 to Monterey/Hillcrest for non-resident withholding taxes. On April 14, 2010, the Partnership advanced $13,686 to Monterey/Hillcrest for non-resident withholding taxes. For financial statement purposes, the advances were charged off by the Partnership as a result of losses at the Local Partnership level during prior years.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

5.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership.  For the three and nine month periods ended September 30, 2010, the Partnership paid $71,752 and $195,840, respectively.  For the three and nine month periods ended September 30, 2009, the Partnership paid $46,855 and $163,152, respectively. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended September 30, 2010 and 2009, and $225,000 for each of the nine month periods ended September 30, 2010 and 2009.

6.           CASH DISTRIBUTIONS

On July 28, 2010, the Partnership paid a cash distribution of $898,230 ($15 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

7.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains three cash accounts at SunTrust Bank and two cash accounts at Eagle Bank.  As of September 30, 2010, the uninsured portion of the cash balances was $0.

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

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $2,983,328 as of September 30, 2010, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of November 15, 2010, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the nine month period ended September 30, 2010, existing cash resources were adequate to support operating cash requirements.  Cash and cash equivalents decreased $1,458,880 during the nine month period ended September 30, 2010, primarily due to the distribution paid to limited partners and due to cash used in operating activities.

Results of Operations

The Partnership’s net loss for the three month period ended September 30, 2010 decreased compared to 2009, primarily due to a decrease in general and administrative expenses and a decrease in professional fees.

The Partnership’s net loss for the nine month period ended September 30, 2010 increased compared to 2009, primarily due to increased general and administrative costs and professional fees and a reduction in interest revenue.  Interest revenue decreased primarily due to lower interest rates earned in 2010 and the decrease in cash and cash equivalents.  General and administrative expenses increased primarily due to payroll related expenses in connection with the managing of the Partnership.  Professional fees increased primarily due to higher audit costs.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2010, did not include losses of $13,813 and $34,774, respectively, compared to excluded losses of $82,118 and $273,363 for the three and nine month periods ended September 30, 2009, respectively.

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

The Internal Revenue Service has issued a claim against the Partnership in the amount of $335,646.  The claim relates to a penalty from an alleged late filing in 2003, which the Partnership has contested.  The Partnership asserts that the filing was timely as an extension for the late filing was granted by the Internal Revenue Service under IR-2003-112 issued on September 24, 2003.  The Managing General Partner believes that this matter will be resolved and that this matter will not have a material adverse impact on the financial condition of the Partnership.

No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2010.

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

Part II.    OTHER INFORMATION
Item 1.    Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment property of the Local Partnerships in which the Partnership invests that are not of a routine nature arising in the ordinary course of business or that would have a material adverse effect on the business.

Item 5.    Other Information

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2010, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2010.

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

CAPITAL REALTY INVESTORS-III LIMITED
PARTNERSHIP
(Registrant)

by: C.R.I., Inc.
Managing General Partner

November 15, 2010	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer