Form 10-K
period 2010-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2011-04-01
CIK 722833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes           ☑           No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of Aaccelerated filer and large accelerated filer@ in Rule 12b-2 of the Exchange Act.
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

DOCUMENTS INCORPORATED BY REFERENCE

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

2010 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Page Number
PART I

Item 1.	Business	I-1
Item 2.	Properties	I-3
Item 3.	Legal Proceedings	I-3
Item 4.	Submission of Matters to a Vote of Security Holders	I-3

PART II

Item 5.	Market for the Registrant’s Partnership Interests
	and Related Partnership Matters	II-1
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results or Operations	II-2
Item 8.	Financial Statements	II-6
Item 9.	Changes In and Disagreements With Accountants
	on Accounting and Financial Disclosure	II-6
Item 9A.	Controls and Procedures	II-7
Item 9B.	Other Information	II-8

PART III

Item 10.	Directors and Executive Officers of the Registrant	III-1
Item 11.	Executive Compensation	III-2
Item 12.	Security Ownership of Certain Beneficial Owners and Management	III-2
Item 13.	Certain Relationships and Related Transactions	III-3
Item 14.	Principal Accountant Fees and Services	III-4

PART IV

Item 15.	Exhibits and Financial Statements	IV-1

PART I

ITEM 1.                      BUSINESS

Capital Realty Investors-III Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983.  On November 7, 1983, the Partnership commenced offering 60,000 units of additional limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated.  The Partnership closed the offering in January 1984 when it became fully subscribed.  As of December 31, 2010, 118 units of limited partner interest had been abandoned.

The General Partners of the Partnership are C.R.I., Inc. (“CRI”), which is the Managing General Partner, and current and former shareholders of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (“Local Partnerships”).  The Partnership originally made investments in 37 Local Partnerships.  As of December 31, 2010, the Partnership retained investments in four Local Partnerships.  Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex.  The original objectives of these investments, not necessarily in order of importance, were to:

(i) (ii)
preserve and protect the Partnership's capital;
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

PART I

ITEM 1.                      BUSINESS - Continued

As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 31 (four remaining as of December 31, 2010) Local Partnerships.  As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment.  In another six (zero remaining as of December 31, 2010) Local Partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2010, follows.

SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
HAS AN INVESTMENT (1)

Name and Location of Apartment Complex	Mortgage Payable at 12/31/10 (2)	Financed and/or Insured and/or Subsidized Under	Number of Rental Units	Units Authorized for Low Income Subsidies	Expiration of HAP Contract
Meadow Lanes Apts. Holland, MI	$ 555,031	Michigan State Housing Development Authority/ Section 236 of the National Housing Act (NHA)	118	0	--
Monterey/Hillcrest Waukesha, WI	12,595,238	Section 221(d)(4) of the NHA/ Federal Housing Administration	300	60	04/23/24 (3)
Villa Mirage I Rancho Mirage, CA	985,265	California Housing Finance Agency (CHFA)/Section 8	50	50	12/19/11 (3)(4)
Villa Mirage II Rancho Mirage, CA	905,715	CHFA/Section 8	48	48	12/14/15
Totals (4 Properties)	$15,041,249		516	158

(continued)

PART I

ITEM 1.                      BUSINESS - Continued

SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
HAS AN INVESTMENT (1) - Continued

Name and Location of Apartment Complex	Units Occupied As Percentage of Total Units As of December 31,					Average Effective Annual Rental Per Unit for the Years Ended December 31,
	2010	2009	2008	2007	2006	2010	2009	2008	2007	2006
Meadow Lanes Apts. Holland, MI	91%	86%	85%	89%	82%	$ 6,475	$ 6,085	$ 5,995	$ 6,194	$ 6,302
Monterey/Hillcrest Waukesha, WI	91%	85%	89%	91%	91%	9,428	8,725	8,982	8,816	8,785
Villa Mirage I Rancho Mirage, CA	97%	94%	100%	97%	100%	11,291	10,051	10,413	10,157	10,106
Villa Mirage II Rancho Mirage, CA	95%	98%	100%	95%	98%	10,313	10,440	10,499	9,642	10,083
Totals (4 Properties) (5)	92%	91%	94%	93%	93%	$ 9,377	$ 8,825	$ 8,972	$ 8,702	$ 8,819

(1)
All properties are multifamily housing complexes.  No single tenant rents 10% or more of the rentable square footage.  Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2)	The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2010.
(3)	The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
(4)	It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.
(5)	The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

ITEM 2.                      PROPERTIES

Through its ownership of limited partner interests in Local Partnerships, the Partnership indirectly holds an interest in the real estate owned by the Local Partnerships.  See Part I, Item 1, for information concerning these properties.

ITEM 3.                      LEGAL PROCEEDINGS

The Internal Revenue Service has issued a claim against the Partnership in the amount of $335,646.  The claim relates to a penalty from an alleged late filing in 2003, which the Partnership has contested.  The Partnership asserts that the filing was timely as an extension for the late filing was granted by the Internal Revenue Service under IR-2003-112 issued on September 24, 2003.  This matter was resolved with letter from the IRS in December 2010 confirming that no amounts are owed by the Partnership.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

(b)	As of April 1, 2011 there were approximately 3,794 registered holders of Units in the Partnership.

(c)	On July 28, 2010, the Partnership paid a cash distribution of $898,230 ($15 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

No distributions were paid in the years 2009 and 2008.

PART II

ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations section is based on the financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations.  Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-K at December 31, 2010.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.  The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

Recent Accounting Pronouncements

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

Villa Mirage I has a Section 8 HAP contract which expires December 19, 2011.  The Section 8 HAP contract covers all of the apartment units in Villa Mirage.  It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at expiration.

As of December 31, 2010, the carrying amount of the Partnership’s investment in the Local Partnership with a Section 8 HAP contract expiring in 2011 was $51,523.

Plan of Liquidation

On November 21, 2005, the Managing General Partner recommended that the Unit holders approve a plan of liquidation and dissolution for the Partnership, or the “Plan.”  The Plan was approved by the Unit holders on January 20, 2006, and was adopted by the General Partner on January 20, 2006.   Pursuant to the Plan, the Managing General Partner may, without further action by the Unit holders:

•	liquidate the assets and wind up the business of the Partnership;
•	make liquidating distributions in cancellation of the Unit;
•	dissolve the Partnership after the sale of all of the Partnership’s assets; and
•
take, or cause the Partnership to take, such other acts and deeds and shall do, or cause the Partnership to do, such other things, as are necessary or appropriate in connection with the dissolution, winding up and liquidation of the Partnership, the termination of the responsibilities and liabilities of the Partnership under applicable law, and the termination of the existence of the Partnership.

Since the approval of the Plan by the Unit holders, we have continued to seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. Numerous variables, including adverse general economic conditions, as well as, Local Partnership agreements and regulatory restrictions impact the ability and timing of effectuating the sale of certain properties owned by the Local Partnerships or the Partnership’s interests in the Local Partnerships.  The Managing General Partner continues to explore strategies that will result in the liquidation of the Partnership at terms advantageous to the Partnership.

PART II

ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

Financial Condition/Liquidity

As of December 31, 2010, the Partnership had approximately 3,794 investors who held a total of 59,882 units of additional limited partner interest which were originally sold for the aggregate amount of $59,882,000.  The Partnership originally made investments in 37 Local Partnerships, of which four remain at December 31, 2010.  The Partnership's liquidity, with unrestricted cash resources of $2,813,153 as of December 31, 2010, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of April 1, 2011, there were no material commitments for capital expenditures.

During 2010 and 2009, the Partnership received cash distributions of $0 and $11,534, respectively, from the Local Partnerships. Subsequent to December 31, 2010, the Partnership received in January 2011 a cash distribution of $11,535 from one Local Partnership regarding a dividend for the year 2010.

Due on investments in partnerships includes $119,544 due to a previous owner related to Meadow Lanes II Associates Ltd. Dividend Associates (Meadow Lanes Apartments) at December 31, 2010 and 2009; accrued interest payable thereon was $33,976 at December 31, 2010 and 2009.  These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the year ended December 31, 2010, existing cash resources were adequate to support net cash used in operating activities and investing activities.  Cash and cash equivalents decreased $1,629,055 during 2010, primarily due to the distribution paid and cash used in operating activities.

On July 28, 2010, the Partnership paid a cash distribution of $898,230 ($15 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

Results of Operations

2010 Versus 2009

The Partnership’s net loss for the year ended December 31, 2010, decreased compared to 2009, primarily due to increases in other revenue and reduced share of loss from partnerships, partially offset by increases in general and administrative expenses and professional fees.  Share of loss from partnerships was recognized in 2010 and 2009 as a result of advances made to Local Partnerships which were reduced to zero by the Partnership due to losses at the Local Partnership level.  Other revenue increased due to the reversal of accrued broker fees related to the termination of the contract and negotiations with the potential purchaser of Villa Mirage I and Villa Mirage II.  General and administrative expenses increased primarily due to higher reimbursed payroll costs.  Professional fees increased due to higher incurred audit costs.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the years ended December 31, 2010 and 2009, did not include losses of $0 and $395,418, respectively.

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

The combined rental revenues for the Partnership’s remaining properties for the three years ended December 31, 2010, 2009 and 2008 follow.  Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in prior years.

	For the years ended December 31,
	2010		2009		2008
Combined Rental Revenue	$4,652,197		$4,339,145		$4,426,527
Annual Percentage Increase		7.2%		(2.0)%		1.8%

ITEM 8.                      FINANCIAL STATEMENTS

The information required by this item is contained in Part IV.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 22, 2010, the Partnership dismissed Grant Thornton LLP (“Grant Thornton”) as the Partnership’s independent registered public accounting firm.  The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Partnership.

Effective as of December 23, 2010, the Audit Committee of the Partnership engaged Reznick Group, P.C. (“Reznick”) as the Partnership’s independent registered public accounting firm.  The decision to engage Reznick was approved by the Audit Committee of the Board of Directors of the Partnership as of such date.

During the years ended December 31, 2009 and 2008, and the subsequent interim period ended September 30, 2010, and through December 22, 2010, neither the Partnership nor anyone on its behalf has consulted with Reznick regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

PART II

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE– Continued

Grant Thornton’s reports on the financial statements for each of the two fiscal years ended December 31, 2009 and 2008 and through December 22, 2010, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended December 31, 2009 and 2008 and through December 22, 2010, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreements in its reports on the financial statements for such years. During the fiscal years ended December 31, 2009 and 2008 and through December 22, 2010, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.  Grant Thornton has furnished a letter addressed to the Securities and Exchange Commission that was included as an exhibit to the Partnership’s Form 8-K, initially filed with the Securities and Exchange Commission on December 28, 2010, stating its agreement with the statements concerning Grant Thornton made in this Item 9.

ITEM 9A.                      CONTROLS AND PROCEDURES

In February, 2011, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15.  The Managing General Partner does not expect that the Partnership’s disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2010, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC’s rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

PART II

ITEM 9A.                      CONTROLS AND PROCEDURES – Continued

Based on our evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2010.

This Annual Report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this Annual Report on Form 10-K.

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

(a) and  (b)

The names, ages and business experience of the directors and executive officers of C.R.I., Inc., the Managing General Partner of the Partnership, follow.

William B. Dockser, 74, has been the Chairman of the Board and a Director of CRI since 1974.  Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties.  Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs.  Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts.  He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 64, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989.  Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI.  He is principally responsible for the financial management of CRI and its associated partnerships.  Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing.  Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co.  He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

(c)	There is no family relationship between any of the foregoing directors and executive officers.

(d)	Involvement in certain legal proceedings.

See Part I, Item 3, for information regarding legal proceedings.

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

The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at April 1, 2011.

% of Total
Name and Address	Amount and Nature	Units Issued
of Beneficial Owner	of Beneficial Ownership	and Outstanding

Equity Resource	12,623 Units	21.08%
Investments, LLC
& Affiliates
44 Brattle Street
Cambridge, MA 02138

Peachtree Partners	3,912 Units	6.53%
& Affiliates
P. O. Box 47638
Phoenix, AZ 85068

(b)           Security ownership of management.

The following table sets forth certain information concerning all Units beneficially owned, as of April 1, 2011, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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

For the years ended December 31, 2010 and December 31, 2009, the Partnership incurred professional fees for the services of the Partnership’s independent registered public accounting firm Grant Thornton  as follows:

	2010	2009

Audit fees (1)	$31,772	$112,500
Audit-related fees (2)	--	--
Tax fees (3)	16,800	16,000
All other fees	--	--

Total billed	$48,572	$128,500

(1)
Principally fees for the audit of the Partnership’s annual financial statements the independent registered public accounting firm’s review of the Partnership’s quarterly financial statements, and services provided in connection with the Partnership’s regulatory filings.

(2)
Principally fees for assurance and related services performed by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Partnership’s financial statements.

(3)	Fees for preparation of Partnership federal and state tax returns.

The Partnership has no directors or officers.  The Board of Directors of the Managing General Partner of the Partnership, serving as the Audit Committee, has approved in advance 100% of the fees paid to, and services provided by the Partnership’s independent registered public accounting firm. Prior to approving the Partnership’s independent registered public accounting firm providing any non-audit services, the Board of Directors of the Managing General Partner of the Partnership would assess whether the provision of those services would compromise the Partnership’s independent registered public accounting firm independence.

Grant Thornton was dismissed as the Partnership’s independent registered public accounting firm after the filing of the Partnership’s 10-Q for the third quarter of fiscal year 2010. Reznick was engaged as the Partnership’s new independent registered public accounting firm and performed the fiscal 2010 year end audit. Reznick provided partnership tax return preparation services for the year ended December 31, 2010 and Grant Thornton provided partnership tax return preparation services during the years ended December 31, 2010  and December 31, 2009, which services it was determined did not compromise Reznick’s or Grant Thornton’s independence.

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

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENTS - Continued

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

Exhibit No. 32 - Exhibit No. 99 -
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

CAPITAL REALTY INVESTORS-III
LIMITED PARTNERSHIPS
(Registrant)

April 1, 2011	By: /s/ William B. Dockser
DATE	William B. Dockser
Director, Chairman of the Board,
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 1, 2011	By: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements of Capital Realty Investors, Ltd.

Report of Independent Registered Public Accounting Firm	IV-5-6
Balance Sheets as of December 31, 2010 and 2009	IV-7
Statements of Operations for the Years Ended
December 31, 2010, 2009 and 2008	IV-8
Statements of Changes in Partners’ (Deficit) Capital for the Years Ended
December 31, 2010, 2009 and 2008	IV-9
Statements of Cash Flows for the Years Ended
December 31, 2010, 2009 and 2008	IV-10
Notes to Financial Statements	IV-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Capital Realty Investors - III Limited Partnership

We have audited the accompanying balance sheet of Capital Realty Investors - III Limited Partnership (the Partnership) as of December 31, 2010 and the related statements of operations, changes in partners’ (deficit) capital, and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors - III Limited Partnership as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the Partnership has received limited partner approval of the Partnership’s plan to sell all of the Partnership’s assets and dissolve the Partnership pursuant to a Plan of Liquidation and Dissolution.  There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

/s/ Reznick Group, P.C.

Bethesda, Maryland
March 31, 2011

Report of Independent Registered Public Accounting Firm

The Partners
Capital Realty Investors – III Limited Partnership

We have audited the accompanying balance sheets of Capital Realty Investors – III Limited Partnership (a Maryland limited partnership) (the Partnership) as of December 31, 2009, and the related statements of operations, changes in partners’ (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors – III Limited Partnership as of December 31, 2009, and the results of its operations, changes in partners’ (deficit) capital and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

McLean, Virginia
March 25, 2010

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS

	December 31,
	2010	2009

Investments in partnerships	$2,836,317	$2,620,011
Cash and cash equivalents	2,813,153	4,442,208
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $70,990 and $68,419, respectively	6,164	8,736
Property purchase costs,
net of accumulated amortization of $42,764 and $41,148, respectively	5,718	7,334
Other assets	14,446	--

Total assets	$5,675,798	$7,078,289

LIABILITIES AND PARTNERS' CAPITAL

Due on investments in partnerships	$119,544	$119,544
Accrued interest payable	33,976	33,976
Accounts payable and accrued expenses	48,344	279,311

Total liabilities	201,864	432,831

Commitments and contingencies

Partners' deficit:

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	60,001,500	60,001,500

	60,003,500	60,003,500

Less:
Accumulated distributions to partners	(27,472,135)	(26,573,905)
Offering costs	(6,156,933)	(6,156,933)
Accumulated losses	(20,900,498)	(20,627,204)

Total partners' capital	5,473,934	6,645,458

Total liabilities and partners' capital	$5,675,798	$7,078,289

The accompanying notes are the integral part
of these financial statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2010 2009		2008

Share of income (loss) from partnerships	$214,155	$(40,353)	$59,468

Other revenue and expenses:

Revenue:
Interest and other	257,465	15,369	156,074

Expenses:
General and administrative	292,762	246,195	267,577
Management fee	300,000	300,000	300,000
Professional fees	147,964	85,544	112,330
Amortization of deferred costs	4,188	4,188	4,188

	744,914	635,927	684,095

Total other revenue and expenses	(487,449)	(620,558)	(528,021)

Loss before impairment loss	(273,294)	(660,911)	(468,553)

Impairment loss	--	--	(9,296)

Net loss	$(273,294)	$(660,911)	$(477,849)

Net loss allocated to General Partners (1.51%)	$(4,127)	$(9,980)	$(7,216)

Net loss allocated to Initial and
Special Limited Partners (1.49%)	$(4,072)	$(9,848)	$(7,120)

Net loss allocated to Additional Limited Partners (97%)	$(265,095)	$(641,083)	$(463,513)

Net loss per unit of Additional Limited Partner
Interest based on 59,882 units outstanding	$(4.43)	$(10.71)	$(7.74)

The accompanying notes are the integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

		Initial and
		Special	Additional
	General	Limited	Limited
	Partners	Partners	Partners	Total

Partners’ (deficit) capital, January 1, 2008	$(421,048)	$(416,077)	$8,621,343	$7,784,218

Net loss	(7,216)	(7,120)	(463,513)	(477,849)

Partners’ (deficit) capital, December 31, 2008	(428,264)	(423,197)	8,157,830	7,306,369

Net loss	(9,980)	(9,848)	(641,083)	(660,911)

Partners’ (deficit) capital, December 31, 2009	(438,244)	(433,045)	7,516,747	6,645,458

Net loss	(4,127)	(4,072)	(265,095)	(273,294)

Distribution of $15 per Unit
of Limited Partner Interest	--	--	(898,230)	(898,230)

Partner’s (deficit) capital, December 31, 2010	$(442,371)	$(437,117)	$6,353,422	$5,473,934

The accompanying notes are the integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2010	2009	2008

Cash flows from operating activities:
Net loss	$(273,294)	$(660,911)	$(477,849)

Adjustments to reconcile net loss to net cash
used in operating activities:
Share of (income) loss from partnerships	(214,155)	40,353	(59,468)
Amortization of deferred costs	4,188	4,188	4,188
Impairment loss	--	--	9,296

Changes in assets and liabilities:
(Increase) Decrease in other assets	(14,446)	5,645	18,390
Decrease in accounts payable and accrued expenses	(230,967)	(59,888)	(101,533)

Net cash used in operating activities	(728,674)	(670,613)	(606,976)

Cash flows from investing activities:
Receipt of distributions from partnerships	11,535	11,534	8,660
Advance to Local Partnership	(13,686)	(127,980)	--

Net cash (used in) provided by investing activities	(2,151)	(116,446)	8,660

Cash flows from financing activities:
Distributions to Additional Limited Partners	(898,230)	--	--

Net cash used in financing activities	(898,230)	(--)	(--)

Net decrease in cash and cash equivalents	(1,629,055)	(787,059)	(598,316)

Cash and cash equivalents, beginning of year	4,442,208	5,229,267	5,827,583

Cash and cash equivalents, end of year	$2,813,153	$4,442,208	$5,229,267

The accompanying notes are the integral part
of these financial statements.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Organization

Capital Realty Investors-III Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983, and shall continue until December 31, 2037, unless sooner dissolved in accordance with the terms of the Partnership Agreement.  (See Note 1.k., below, for discussion of the Partnership’s Plan of Liquidation and Dissolution.)  The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) that own and operate federal or state government-assisted apartment properties, which provide housing principally to the elderly or to individuals and families of low or moderate income, or conventionally financed apartment properties, located throughout the United States.

The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI.  The Initial Limited Partner was Rockville Pike Associates Limited Partnership-III, a limited partnership which includes certain current officers and former employees of CRI or its affiliates.  The Special Limited Partner had been Two Broadway Associates II, a limited partnership comprised of an affiliate and employees of Merrill Lynch, Pierce, Fenner & Smith, Incorporated.  Effective January 1, 2002, Two Broadway Associates II transferred its interest to MLH Merger Corporation and three individuals.

The Partnership sold 60,000 units at $1,000 per unit of additional limited partner interest through a public offering.  The offering period was terminated in January 1984.  As of December 31, 2010, 118 units of limited partner interest had been abandoned.

b.           Method of accounting

The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

c.           Variable interest entities

GAAP provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements and when it should disclose information about its relationship with a VIE.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The Partnership does not consolidate the Partnership's interests in these VIE’s under this guidance, as it is not considered to be the primary beneficiary.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

The Partnership’s balance in investment in Local Partnerships represents its maximum exposure to loss.  The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners.

d.           Investments in partnerships

The Partnership’s investment in Local Partnerships is considered to be variable interest entities (VIEs) because the owners of the equity at risk in these entities do not have the power to direct their operations. However, the Partnership is not considered the primary beneficiary of the Local Partnerships since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  Therefore, and because the Partnership is a limited partner in the Local Partnerships, the Partnership accounts for the investment in its Local Partnerships using the equity method of accounting.  Under the equity method, the initial investment is recorded at cost, increased or decreased by the Partnership’s share of income or losses, and decreased by distributions received and syndication costs.  The investment balance cannot be reduced below zero.

As of December 31, 2010 and 2009, the Partnership's share of cumulative losses for two and three of the Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $9,365,565 and $9,576,433, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. The Partnership’s carrying value is zero and the equity method has been suspended for the following Local Partnerships: Monterey/Hillcrest, and Villa Mirage II as of December 31, 2010, and Monterey/Hillcrest, Villa Mirage I, and Villa Mirage II as of December 31, 2009, respectively.

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

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

f.           Cash and cash equivalents

Cash and cash equivalents consist of money market funds, time and demand deposits, and repurchase agreements with original maturities of three months or less.  Interest income is recognized as earned.

g.           Income taxes

For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes.  Accordingly, no provision has been made for income taxes in these financial statements.

h.           Use of estimates

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

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

j.           Impairment analysis

The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  Impairment for investments in partnerships is determined by review of the performance of the underlying asset and expected proceeds from the sale of the investment.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

k.           Definitive Proxy Statement

On November 21, 2005, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, whereby the Managing General Partner recommended that the Unit holders approve a plan of liquidation and dissolution for the Partnership, or the “Plan.”  The Plan was approved by the Unit holders on January 20, 2006, and was adopted by the General Partner on January 20, 2006.   Pursuant to the Plan, the Managing General Partner may, without further action by the Unit holders:

•	liquidate the assets and wind up the business of the Partnership;
•	make liquidating distributions in cancellation of the Unit;
•	dissolve the Partnership after the sale of all of the Partnership’s assets; and
•
take, or cause the Partnership to take, such other acts and deeds and shall do, or cause the Partnership to do, such other things, as are necessary or appropriate in connection with the dissolution, winding up and liquidation of the Partnership, the termination of the responsibilities and liabilities of the Partnership under applicable law, and the termination of the existence of the Partnership.

Since the approval of the Plan by the Unit holders, we have continued to seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. Numerous variables, including adverse general economic conditions, as well as, Local Partnership agreements and regulatory restrictions impact the ability and timing of effectuating the sale of certain properties owned by the Local Partnerships or the Partnership’s interests in the Local Partnerships.  The Managing General Partner continues to explore strategies that will result in the liquidation of the Partnership at terms advantageous to the Partnership.  There can be no assurance that the Liquidation will be completed pursuant to the Plan.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

l.           Allocation of net income (loss)

Net income (loss) is allocated based on respective partnership interest or units outstanding.  The Partnership has no dilutive interests.

m.           Subsequent Events

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes. Management evaluated the activity of the Partnership and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

n.           Recent accounting pronouncements

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

In May 2009, the FASB issued guidance addressing the accounting for and disclosure requirements of events or transactions that occur after the balance sheet date, but before the financial statements are issued. The Partnership adopted the guidance as of June 30, 2009 as it was effective for interim and annual periods ending after June 15, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the consolidated financial statements. In February 2010, however, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

During the quarter ended June 30, 2009, the Partnership adopted the new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

2.           INVESTMENTS IN PARTNERSHIPS

a.           Due on investments in partnerships and accrued interest payable

As of December 31, 2010 and 2009, the Partnership held limited partner interests in four Local Partnerships which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income.

Due on investments in partnerships includes $119,544 due to a previous owner related to Meadow Lanes at December 31, 2010 and 2009; accrued interest payable thereon was $33,976 at December 31, 2010 and 2009.  These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

Villa Mirage I and Villa Mirage II

On November 8, 2006, contracts for the sales of the Villa Mirage I and Villa Mirage II properties were signed.  The contracts were extended through December 31, 2009 on each of the properties.  On February 4, 2010, the purchaser changed the structure of the deal to a purchase of the partnership interests of the Partnership in each of Villa Mirage I and Villa Mirage II by executing a Partnership Interest Purchase Agreement.  The purchaser ultimately defaulted under the terms of the agreement and the Partnership Interest Purchase Agreement was terminated. The Partnership’s basis in the Local Partnerships, along with the net unamortized amount of acquisition fees and property purchase costs, which were reduced to zero at December 31, 2007, were reclassified to asset held for sale or transfer at that time.  However, the Partnership’s basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchased costs, which totaled $51,523 and $0 at December 31, 2010 and December 31, 2009, respectively, has been returned to their respective accounts due to the termination of the contract and negotiations with the potential purchaser during the third quarter of 2010.  The Partnership accrued for disposition fees at the time sales contracts were executed. Therefore, the Partnership accrued a $255,000 disposition fees payable to a related party when contracts for the sale of the Villa Mirage I and Villa Mirage II properties were signed. Upon termination of the sales contracts, the Partnership reversed the transaction fees payable, accordingly.  During 2010, the Partnership recognized it’s share of income of $51,523 for Villa Mirage I.

The General Partner is currently exploring alternative options for the future sale of the Villa Mirage I and Villa Mirage II properties or the sale of the Partnership’s interest in the respective Local Partnerships.

b.           Interests in profits, losses and cash distributions made by Local Partnerships

The Partnership has a 98.00% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the “Agencies”) of each Local Partnership.  An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership.  As stipulated by the Local Partnerships’ partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any.  During 2010, 2009 and 2008, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $0, $11,534 and $8,660, respectively.  Subsequent to December 31, 2010, the Partnership received in January 2011 a cash distribution of $11,535 from one Local Partnership regarding a dividend for the year 2010.   As of December 31, 2010, 2009 and 2008, four, two and three, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $293,138, $78,431 and $103,976, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

On October 23, 2009, the Partnership advanced $56,680 to Pebble Valley Housing Partners Ltd. Partnership (Monterey/Hillcrest) for non-resident withholding taxes paid on behalf of the Partnership. On November 5, 2009, the Partnership advanced $2,000 to Monterey/Hillcrest for non-resident withholding taxes paid on behalf of the Partnership. On September 15, 2009, the Partnership advanced $3,000 to Monterey/Hillcrest for non-resident withholding taxes paid on behalf of the Partnership.  On April 14, 2010, the Partnership advanced $13,686 to Monterey/Hillcrest for non-resident withholding taxes paid on behalf of the Partnership. For financial statement purposes, the advances were charged off by the Partnership as a result of losses at the Local Partnership level during prior years.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

d.           Summarized financial information

Combined balance sheets and combined statements of operations for the four Local Partnerships in which the Partnership is invested as of December 31, 2010, follow.  The information is presented separately for two Local Partnership which has investment basis (equity method), and for two Local Partnerships for which the Partnership’s carrying value is zero (equity method suspended).

COMBINED BALANCE SHEETS
December 31, 2010

	Equity
	Method		Suspended		Total

Number of Local Partnerships	2	(a)	2	(b)	4

Rental property, at cost, net of accumulated
depreciation of $6,987,185, $17,673,702,
and $24,660,887, respectively	$1,224,861		$2,359,509		$3,584,370
Land	432,415		1,848,318		2,280,733
Other assets	2,313,057		1,808,396		4,121,453

Total assets	$3,970,333		$6,016,223		$9,986,556

Mortgage notes payable	$1,540,296		$13,500,953		$15,041,249
Other liabilities	456,912		1,559,852		2,016,764
Due to general partners	1,152,735		1,425,266		2,578,001

Total liabilities	3,149,943		16,486,071		19,636,014

Partners' capital (deficit)	820,390		(10,469,848)		(9,649,458)

Total liabilities and partners' capital	$3,970,333		$6,016,223		$9,986,556

(a)          Meadow Lanes; Villa Mirage I
(b)          Monterey/Hillcrest; Villa Mirage II

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2010

	Equity
	Method		Suspended	Total

Number of Local Partnerships	2	(a)	2 (b)	4

Revenue:	$1,328,622		$3,323,575	$4,652,197
Rental	178,450		246,002	424,452
Other
	1,507,072		3,569,577	5,076,649
Total revenue

Expenses:	931,680		1,946,245	2,877,925
Operating and other	52,286		818,623	870,909
Interest	245,455		636,013	881,468
Depreciation and amortization
	1,229,421		3,400,881	4,630,302
Total expenses
	$277,651		$168,696	$446,347
Net income
	$11,535		$--	$11,535
Cash Distributions

Cash distribution recorded as reduction of	$11,535		$--	$11,535
investments in partnerships

Partnership’s share of Local Partnership net
income	227,841		--	227,841

Advances to Local Partnerships	--		(13,686)	(13,686)

Share of income from partnerships	$227,841		$(13,686)	$214,155

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

COMBINED BALANCE SHEETS
December 31, 2009

	Equity
	Method		Suspended		Total

Number of Local Partnerships	1	(a)	3	(b)	4

Rental property, at cost, net of accumulated depreciation of $3,858,076,
$19,998,718, and $23,856,794,
respectively	$1,360,934		$2,841,215		$4,202,149
Land	168,760		2,108,943		2,277,703
Other assets	1,834,673		1,878,352		3,713,025

Total assets	$3,364,367		$6,828,510		$10,192,877

Mortgage notes payable	$693,193		$15,529,584		$16,222,777
Other liabilities	43,018		1,510,240		1,553,258
Due to general partners	--		2,500,877		2,500,877

Total liabilities	736,211		19,540,701		20,276,912

Partners' capital (deficit)	2,628,156		(12,712,191)		(10,084,035)

Total liabilities and partners' capital	$3,364,367		$6,828,510		$10,192,877

(a)          Meadow Lanes
(b)          Monterey/Hillcrest; Villa Mirage I; Villa Mirage II

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2009

	Equity
	Method		Suspended	Total

Number of Local Partnerships	1	(a)	3 (b)	4

Revenue:
Rental	$718,064		$3,621,081	$4,339,145
Other	131,747		218,378	350,125

Total revenue	849,811		3,839,459	4,689,270

Expenses:
Operating and other	599,096		2,394,794	2,993,890
Interest	(49,562)		986,173	936,611
Depreciation and amortization	210,862		858,954	1,069,816

Total expenses	760,396		4,239,921	5,000,317

Net income (loss)	$89.415		$(400,462)	$(311,047)

Cash Distributions	$11,535		$--	$11,535

Cash distribution recorded as reduction of
investments in partnerships	$11,535		$--	$11,535

Partnership’s share of Local Partnership net income	87,627		--	87,627

Advances to Local Partnerships	--		(127,980)	(127,980)

Share of income (loss) from partnerships	$87,627		$(127,980)	$(40,353)

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS – Continued

Combined balance sheets and combined statements of operations for the four Local Partnerships in which the Partnership was invested as of December 31, 2008, follow.  The information is presented separately for one Local Partnerships which has investment basis (equity method), and for three Local Partnerships for which the Partnership’s carrying value is zero (equity method suspended).

COMBINED BALANCE SHEETS
December 31, 2008

	Equity
	Method		Suspended		Total

Number of Local Partnerships	1	(a)	3	(b)	4

Rental property, at cost, net of accumulated depreciation of $3,691,830, $19,142,608, and $22,834,438,
respectively	$1,423,564		$3,633,812		$5,057,376

Land	168,760		2,108,943		2,277,703
Other assets	1,858,873		1,795,775		3,654,648

Total assets	$3,451,197		$7,538,530		$10,989,727

Mortgage notes payable	$822,686		$16,022,288		$16,844,974
Other liabilities	78,000		1,398,701		1,476,701
Due to general partners	--		2,429,270		2,429,270

Total liabilities	900,686		19,850,259		20,750,945

Partners’ capital (deficit)	2,550,511		(12,311,729)		(9,761,218)

Total liabilities and partners’ capital (deficit)	$3,451,197		$7,538,530		$10,989,727

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2008

	Equity
	Method		Suspended		Total

Number of Local Partnerships	1	(a)	3	(b)	4

Revenue:
Rental	$707,396		$3,719,131		$4,426,527
Other	129,588		215,564		345,152

Total revenue	836,984		3,934,695		4,771,679

Expenses:
Operating and other	636,645		2,415,147		3,051,792
Interest	(42,225)		1,014,252		972,027
Depreciation and amortization	191,368		848,625		1,039,993

Total expenses	785,788		4,278,024		5,063,812

Net income (loss)	$51,196		$(343,329)		$(292,133)

Cash distributions	$8,660		$--		$8,660

Share of income from partnerships	$50,172		$9,296		$59,468

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

e.           Reconciliation of the Local Partnerships' financial statement income (loss)
to taxable income

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

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

A reconciliation of the Local Partnerships' financial statement net income (loss) reflected above to taxable income follows.

	For the years ended
	December 31,
	2010	2009	2008

Financial statement net income (loss)	$446,347	$(311,047)	$(292,133)

Differences between financial statement
and tax depreciation, amortization,
and miscellaneous differences	410,602	756,313	814,671

Taxable income	$856,949	$445,266	$522,538

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

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the years ended December 31, 2010, 2009 and 2008, the Partnership paid $165,644, $170,006 and $186,833, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the years ended December 31, 2010, 2009 and 2008, the Partnership paid $92,895, $37,412 and $46,125, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

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

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

3.           RELATED PARTY TRANSACTIONS - Continued

For each of the years ended December 31, 2010, 2009 and 2008, the Partnership paid the Managing General Partner a Management Fee of $300,000.

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

As defined in the Partnership Agreement, after the payment of distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2010, 2009 and 2008.  The Managing General Partner currently intends to retain all of the Partnership’s remaining undistributed cash for operating cash reserves.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

5.           RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
LOSS TO TAXABLE INCOME (LOSS)

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

A reconciliation of the Partnership's financial statement net loss to taxable income (loss) follows.

	For the years ended
	December 31,
	2010	2009	2008

Financial statement net loss	$(273,294)	$(660,911)	$(477,849)

Adjustments:
Differences between financial statement net income and
taxable income related to the Partnership’s equity in
the Local Partnerships' income or losses and
accrued expenses	642,793	485,621	472,365

Differences between financial statement
gain and taxable gain from the sale or
transfer of properties	(255,000)	--	--

Costs amortized over a shorter period
for income tax purposes	4,188	4,188	4,188

Taxable income (loss)	$118,687	$(171,102)	$(1,296)

6.            CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains four cash accounts with two banks. As of December 31, 2010, the uninsured portion of the cash balances was $0.

#  #  #