Form 10-Q
period 2011-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2011-06-13
CIK 722833

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011
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

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	- March 31, 2011 and December 31, 2010	1
	Statements of Operations and Accumulated Losses
	- for the three months ended March 31, 2011 and 2010	2
	Statements of Cash Flows
	- for the three months ended March 31, 2011 and 2010	3
	Notes to Financial Statements
	- March 31, 2011 and 2010	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 4.	Controls and Procedures	11

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

Signature		13

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)

Investments in partnerships	$2,904,340	$2,836,317
Cash and cash equivalents	2,652,480	2,813,153
Acquisition fees, principally paid to related parties, net of
accumulated amortization of $71,633 and $70,990, respectively	5,521	6,164
Property purchase costs, net of
accumulated amortization of $43,168 and $42,764, respectively	5,314	5,718
Other assets	2,117	14,446

Total assets	$5,569,772	$5,675,798

LIABILITIES AND PARTNERS' CAPITAL

Due on investment in partnership	$119,544	$119,544
Accrued interest payable	33,976	33,976
Accounts payable and accrued expenses	81,919	48,344

Total liabilities	235,439	201,864

Commitments and contingencies

Partners' capital:

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	60,001,500	60,001,500

	60,003,500	60,003,500

Less:
Accumulated distributions to partners	(27,472,135)	(27,472,135)
Offering costs	(6,156,933)	(6,156,933)
Accumulated losses	(21,040,099)	(20,900,498)

Total partners' capital	5,334,333	5,473,934

Total liabilities and partners' capital	$5,569,772	$5,675,798

The accompanying notes are an integral part
of these financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

AND ACCUMULATED LOSSES

(Unaudited)

	For the three months ended
	March 31,
	2011	2010

Share of income from partnerships	$68,023	$21,907

Other revenue and expenses:

Revenue:
Interest and other	7,155	4,661

	7,155	4,661

Expenses:
General and administrative	53,913	96,899
Management fee	75,000	75,000
Professional fees	84,819	95,176
Amortization of deferred costs	1,047	1,047

	214,779	268,122

Total other revenue and expenses	(207,624)	(263,461)

Net loss	(139,601)	(241,554)

Accumulated losses, beginning of period	(20,900,498)	(20,627,204)

Accumulated losses, end of period	$(21,040,099)	$(20,868,758)

Net loss allocated to General Partners (1.51%)	$(2,108)	$(3,647)

Net loss allocated to Initial and Special Limited Partners (1.49%)	$(2,080)	$(3,599)

Net loss allocated to Additional Limited Partners (97%)	$(135,413)	$(234,308)

Net loss per unit of Additional Limited Partner Interest,
based on 59,882 units outstanding	$(2.26)	$(3.91)

The accompanying notes are an integral part
of these financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(139,601)	$(241,554)

Adjustments to reconcile net loss to net cash
used in operating activities:
Share of income from partnerships	(68,023)	(21,907)
Amortization of deferred costs	1,047	1,047

Changes in assets and liabilities:
Decrease in other assets	12,329	--
Increase in accounts payable and accrued expenses	33,575	38,622

Net cash used in operating activities	(160,673)	(223,792)

Net decrease in cash and cash equivalents	(160,673)	(223,792)

Cash and cash equivalents, beginning of period	2,813,153	4,442,208

Cash and cash equivalents, end of period	$2,652,480	$4,218,416

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors-III Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in thirty-seven Local Partnerships.  As of March 31, 2011, the Partnership retained investments in four Local Partnerships.

The General Partners of the Partnership are C.R.I., Inc. (“CRI”), which is the Managing General Partner, and current and former shareholders of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

2.           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2010.

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of March 31, 2011, and the results of its operations and its cash flows for the three month periods ended March 31, 2011 and 2010.  The results of operations for the interim period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At March 31, 2011 and 2010, the Partnership had limited partnership equity interests in four Local Partnerships, owning five apartment complexes.

A schedule of the apartment communities owned by the Local Partnerships in which the Partnership is invested is provided below:

Property	City	State	Units
Meadow Lanes	Holland	MI	118
Monterey/Hillcrest	Waukesha	WI	300
Villa Mirage	Rancho Mirage	CA	50
Villa Mirage II	Rancho Mirage	CA	48

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At March 31, 2011 and 2010, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of March 31, 2011 and 2010, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2011		2010
	Equity		Equty
	Method (a)	Suspended(b)	Method (c)	Suspended(d)

Number of Local Partnerships	2	2	1	3

Revenue:
Rental	$332,156	$830,894	$179,516	$905,270
Other	44,613	61,501	32,937	54,595

Total revenue	376,769	892,395	212,453	959,865

Expenses:
Operating	232,920	486,561	149,774	598,699
Interest	13,072	204,656	(12,391)	246,543
Depreciation and amortization	61,364	159,003	52,716	214,739

Total expenses	307,356	850,220	190,099	1,059,981

Net income (loss)	$69,413	$42,175	$22,354	$(100,116)

Partnership’s share of Local
Partnership net income	68,023	--	21,907	--

Share of income from partnerships	$68,023		$21,907

_________________________

(a)	Meadow Lanes, Villa Mirage I
(b)	Monterey/Hillcrest, Villa Mirage II. For financial reporting purposes, share of Local Partnership net income has been reduced to zero due to impairment.
(c)	Meadow Lanes
(d)	Monterey/Hillcrest, Villa Mirage I, Villa Mirage II. For financial reporting purposes, share of Local Partnership net income has been reduced to zero due to impairment.

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets.  As of both March 31, 2011 and 2010, the Partnership's share of cumulative losses to date for three of four Local Partnerships exceeded amount of the Partnership's investments in and advances to those Local Partnerships by $9,323,912 and $9,675,287, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

4.           INVESTMENTS IN PARTNERSHIPS - Continued

b.           Due on investments in partnerships and accrued interest payable

Notes

Due on investment in partnership includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both March 31, 2011 and December 31, 2010; accrued interest payable thereon was $33,976 at both March 31, 2011 and December 31, 2010.  These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement. The fair value of the note approximates its carrying value.

c.           Advances to Local Partnerships

On April 14, 2010, the Partnership advanced $13,686 to Monterey/Hillcrest for non-resident withholding taxes. For financial statement purposes, the advances were charged off by the Partnership as a result of losses at the Local Partnership level during prior years.

5.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three month periods ended March 31, 2011 and 2010, the Partnership paid $42,588 and $36,843, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three month periods ended March 31, 2011 and 2010, the Partnership paid $19,592 and $17,643, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended March 31, 2011 and 2010.

6.           CASH DISTRIBUTIONS

On July 28, 2010, the Partnership paid a cash distribution of $898,230 ($15 per unit) to the Limited Partners who were holders of record as of July 1, 2010.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

7.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains one cash account at SunTrust Bank and three cash accounts at Eagle Bank.  As of March 31, 2011, the uninsured portion of the cash balances was $0.

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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership’s annual report on Form 10-K at December 31, 2010.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.  The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $2,652,480 as of March 31, 2011, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of June 13, 2011, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the three month period ended March 31, 2011, existing cash resources were adequate to support operating cash requirements.  Cash and cash equivalents decreased $160,673 during the three month period ended March 31, 2011, primarily due to cash used in operating activities.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations - Continued

Results of Operations

The Partnership’s net loss for the three month period ended March 31, 2011 decreased compared to 2010, primarily due to a decrease in general and administrative expenses and a decrease in professional fees and an increase in share of income from local partnerships.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the three month period ended March 31, 2011, did not include income of $41,653, compared to excluded losses of $98,854 for the three month period ended March 31, 2010.

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

No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2011.

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

Part I.	FINANCIAL INFORMATION
Item 4	Controls and Procudures

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

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment property of the Local Partnerships in which the Partnership invests that are not of a routine nature arising in the ordinary course of business or that would have a material adverse effect on the business of the Partnership.

Item 5.         Other Information

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2011, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2011.

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

On March 31, 2011, the Partnership issued a press release regarding a “mini-tender offer” commenced by MacKenzie Patterson Fuller, LP for up to 2.1% of the Units in the Partnership, including those already owned by the offeror and its affiliates.  The Press Release is attached hereto as Exhibit 99 and is incorporated herein by reference.

Part II	OTHER INFORMATION
Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Press Release dated March 31, 2011

All other Items are not applicable.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL REALTY INVESTORS-III LIMITED
PARTNERSHIP
(Registrant)

by: C.R.I., Inc.
Managing General Partner

June 13, 2011	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer