Form 10-Q
period 2011-06-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2011-08-25
CIK 722833

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011
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

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	- June 30, 2011 and December 31, 2010	1
	Statements of Operations and Accumulated Losses
	- for the three and six months ended June 30, 2011 and 2010	2
	Statements of Cash Flows
	- for the six months ended June 30, 2011 and 2010	3
	Notes to Financial Statements
	- June 30, 2011 and 2010	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 4.	Controls and Procedures	12

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signature		14

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS

(Unaudited)

	June 30,	December 31,
	2011	2010
	(Unaudited)

Investments in partnerships	$2,897,353	$2,836,317
Cash and cash equivalents	2,444,066	2,813,153
Acquisition fees, principally paid to related parties, net of
accumulated amortization of $72,276 and $70,990, respectively	4,878	6,164
Property purchase costs, net of
accumulated amortization of $43,572 and $42,764, respectively	4,910	5,718
Other assets	1,323	14,446

Total assets	$5,352,530	$5,675,798

LIABILITIES AND PARTNERS' CAPITAL

Due on investment in partnership	$119,544	$119,544
Accrued interest payable	33,976	33,976
Accounts payable and accrued expenses	74,718	48,344

Total liabilities	228,238	201,864

Commitments and contingencies

Partners' capital:

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	60,001,500	60,001,500

	60,003,500	60,003,500

Less:
Accumulated distributions to partners	(27,472,135)	(27,472,135)
Offering costs	(6,156,933)	(6,156,933)
Accumulated losses	(21,250,140)	(20,900,498)

Total partners' capital	5,124,292	5,473,934

Total liabilities and partners' capital	$5,352,530	$5,675,798

The accompanying notes are an integral part
of these financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
AND ACCUMULATED LOSSES
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Share of income (loss) from partnerships	$(6,988)	$(40,495)	$61,036	$(18,588)

Other revenue and expenses:

Revenue:
Interest	6,666	4,860	13,821	9,521

	6,666	4,860	13,821	9,521

Expenses:
General and administrative	120,039	79,409	173,953	176,308
Management fee	75,000	75,000	150,000	150,000
Professional fees	13,633	17,077	98,452	112,253
Amortization of deferred costs	1,047	1,047	2,094	2,094

	209,719	172,533	424,499	440,655

Total other revenue and expenses	(203,053)	(167,673)	(410,678)	(431,134)

Net loss	(210,041)	(208,168)	(349,642)	(449,722)

Accumulated losses, beginning of period	(21,040,099)	(20,868,758)	(20,900,498)	(20,627,204)

Accumulated losses, end of period	$(21,250,140)	$(21,076,926)	$(21,250,140)	$(21,076,926)

Net loss allocated
to General Partners (1.51%)	$(3,172)	$(3,143)	$(5,280)	$(6,791)

Net loss allocated
to Initial and Special Limited Partners (1.49%)	$(3,130)	$(3,102)	$(5,210)	$(6,701)

Net loss allocated
to Additional Limited Partners (97%)	$(203,739)	$(201,923)	$(339,152)	$(436,230)

Net loss per unit of
Additional Limited Partner Interest,
based on 59,882 units outstanding	$(3.40)	$(3.37)	$(5.66)	$(7.28)

The accompanying notes are an integral part
of these financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(349,642)	$(449,722)

Adjustments to reconcile net loss to net cash
used in operating activities:
Share of (income) loss from partnerships	(61,036)	18,588
Amortization of deferred costs	2,094	2,094

Changes in assets and liabilities:
Decrease in other assets	13,123	--
Increase in accounts payable and accrued expenses	26,374	44,391

Net cash used in operating activities	(369,087)	(384,649)

Cash flows from investing activities:
Advances to local partnerships	--	(13,686)

Net cash used in investing activities	--	(13,686)

Net decrease in cash and cash equivalents	(369,087)	(398,335)

Cash and cash equivalents, beginning of period	2,813,153	4,442,208

Cash and cash equivalents, end of period	$2,444,066	$4,043,873

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors-III Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in thirty-seven Local Partnerships.  As of June 30, 2011, the Partnership retained investments in four Local Partnerships.

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

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of June 30, 2011, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2011 and 2010.  The results of operations for the interim period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At June 30, 2011 and 2010, the Partnership had limited partnership equity interests in four Local Partnerships, owning five apartment complexes.

A schedule of the apartment communities owned by the Local Partnerships in which the Partnership is invested is provided below:

Property	City	State	Units
Meadow Lanes	Holland	MI	118
Monterey/Hillcrest	Waukesha	WI	300
Villa Mirage	Rancho Mirage	CA	50
Villa Mirage II	Rancho Mirage	CA	48

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At June 30, 2011 and 2010, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of June 30, 2011 and 2010, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30,
	2011			2010
	Equity			Equity
	Method	Suspended		Method	Suspended

Number of Local Partnerships	2 (a)	2	(b)	1 (c)	3	(d)

Revenue:
Rental	$326,327	$826,156		$170,211	$926,487
Other	(36,928)	95,462		(17,292)	98,368

Total revenue	289,399	921,618		152,919	1,024,855

Expenses:
Operating	222,094	469,885		139,950	361,319
Interest	13,071	204,656		(12,391)	246,543
Depreciation and amortization	61,364	159,003		52,716	214,739

Total expenses	296,529	833,544		180,275	822,601

Net (loss) income	$(7,130)	$88,074		$(27,356)	$202,254

Cash distributions	$--	$--		$--	$--

Partnership’s share of Local
Partnership net loss	$(6,988)	$--		$(26,809)	$--
Advance to Local Partnership	--	--		--	(13,686)

Share of loss from partnerships	$(6,988)			$(40,495)

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended
	June 30,
	2011				2010
	Equity				Equity
	Method		Suspended		Method	Suspended

Number of Local Partnerships	2	(a)	2	(b)	1 (c)	3	(d)

Revenue:
Rental	$658,483		$1,657,050		$349,727	$1,831,757
Other	7,685		156,963		15,645	152,962

Total revenue	666,168		1,814,013		365,372	1,984,719

Expenses:
Operating	455,014		956,446		289,724	960,016
Interest	26,143		409,312		(24,781)	493,087
Depreciation and amortization	122,728		318,006		105,431	429,477

Total expenses	603,885		1,683,764		370,374	1,882,580

Net income (loss)	$62,283		$130,249		$(5,002)	$102,139

Cash distributions	$--		$--		$--	$--

Partnership’s share of Local
Partnership net income (loss)	$61,036		$--		$(4,902)	$--
Advance to Local Partnership	--		--		--	(13,686)

Share of income (loss) from
Partnerships	$61,036				$(18,588)

____________________

(a)	Meadow Lanes; Village Mirage I
(b)	Monterey/Hillcrest; Villa Mirage II. For financial reporting purposes, share of Local Partnership net income has been reduced to zero due to impairment.
(c)	Meadow Lanes
(d)	Monterey/Hillcrest; Villa Mirage I; Villa Mirage II. For financial reporting purposes, share of Local Partnership net income has been reduced to zero due to impairment.

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets.  As of both June 30, 2011 and 2010, the Partnership's share of cumulative losses to date for two of four Local Partnerships and three of four Local Partnerships, respectively, exceeded amount of the Partnership's investments in and advances to those Local Partnerships by $9,237,159 and $9,475,313, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

4.           INVESTMENTS IN PARTNERSHIPS - Continued

b.           Due on investments in partnerships and accrued interest payable

Notes

Due on investment in partnership includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both June 30, 2011 and December 31, 2010; accrued interest payable thereon was $33,976 at both June 30, 2011 and December 31, 2010.  These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement. The fair value of the note approximates its carrying value.

c.           Advances to Local Partnerships

On April 14, 2010, the Partnership advanced $13,686 to Monterey/Hillcrest for non-resident withholding taxes. For financial statement purposes, the advances were charged off by the Partnership as a nonrecoverable tax-related expense.

5.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and six month periods ended June 30, 2011, the Partnership paid $38,498 and $81,087, respectively, and $49,112 and $85,955 for the three and six month periods ended June 30, 2010, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three and six month periods ended June 30, 2011, the Partnership paid $25,641 and $45,233, respectively, and $31,448 and $49,091 for the three and six month periods ended June 30, 2010, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended June 30, 2011 and 2010, and $150,000 for each of the six month periods ended June 30, 2011 and 2010.

6.           CASH DISTRIBUTIONS

On July 28, 2010, the Partnership paid a cash distribution of $898,230 ($15 per unit) to the Limited Partners who were holders of record as of July 1, 2010.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

7.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains one cash account at SunTrust Bank and three cash accounts at Eagle Bank.  As of June 30, 2011, the uninsured portion of the cash balances was $2,116,281.

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

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $2,444,066 as of June 30, 2011, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of August 25, 2011, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the six month period ended June 30, 2011, existing cash resources were adequate to support operating cash requirements.  Cash and cash equivalents decreased $369,087 during the six month period ended June 30, 2011, primarily due to cash used in operating activities.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations - Continued

Results of Operations

The Partnership’s net loss for the three month period ended June 30, 2011 increased slightly compared to 2010, primarily due to an increase in general and administrative expenses and a decrease in share of income from Local Partnerships.

The Partnership’s net loss for the six month period ended June 30, 2011 decreased compared to 2010, primarily due to decrease in professional fees and an increase in share of income from Local Partnerships.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2011, did not include losses of $86,753 and $128,406, respectively, compared to excluded losses of $7,275 and $20,961 for the three and six month periods ended June 30, 2010, respectively.

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

No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2011.

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

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2011, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2011.

There is no established market for the purchase and sale of units of limited partner interest (Units) in the Partnership, although various informal secondary market services may exist.  Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

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

CAPITAL REALTY INVESTORS-III LIMITED
PARTNERSHIP
(Registrant)

by: C.R.I., Inc.
Managing General Partner

August 25, 2011	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer