Form 10-Q
period 2011-09-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2012-01-06
CIK 722833

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011
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

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	- September 30, 2011 and December 31, 2010	1
	Statements of Operations and Accumulated Losses
	- for the three and nine months ended September 30, 2011 and 2010	2
	Statements of Cash Flows
	- for the nine months ended September 30, 2011 and 2010	3
	Notes to Financial Statements
	- September 30, 2011 and 2010	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 4.	Controls and Procedures	12

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signature		14

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2011	2010

Investments in partnerships	$2,867,560	$2,836,317
Cash and cash equivalents	2,286,208	2,813,153
Acquisition fees, principally paid to related parties, net of
accumulated amortization of $72,919 and $70,990, respectively	4,235	6,164
Property purchase costs, net of
accumulated amortization of $43,976 and $42,764, respectively	4,506	5,718
Other assets	529	14,446

Total assets	$5,163,038	$5,675,798

LIABILITIES AND PARTNERS' CAPITAL

Due on investment in partnership	$119,544	$119,544
Accrued interest payable	33,976	33,976
Accounts payable and accrued expenses	56,777	48,344

Total liabilities	210,297	201,864

Commitments and contingencies

Partners' capital:

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	60,001,500	60,001,500

	60,003,500	60,003,500

Less:
Accumulated distributions to partners	(27,472,135)	(27,472,135)
Offering costs	(6,156,933)	(6,156,933)
Accumulated losses	(21,421,691)	(20,900,498)

Total partners' capital	4,952,741	5,473,934

Total liabilities and partners' capital	$5,163,038	$5,675,798

The accompanying notes are an integral part
of these financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
AND ACCUMULATED LOSSES
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Share of income (loss) from partnerships	$(18,260)	$12,400	$42,778	$(6,188)

Other revenue and expenses:

Revenue:
Interest	6,836	--	20,654	9,521

	6,836	--	20,654	9,521

Expenses:
General and administrative	57,517	55,716	231,470	232,024
Management fee	75,000	75,000	225,000	225,000
Professional fees	26,563	21,670	125,014	133,923
Amortization of deferred costs	1,047	1,047	3,141	3,141

	160,127	153,433	584,625	594,088

Total other revenue and expenses	(153,291)	(153,433)	(563,971)	(584,567)

Net loss	(171,551)	(141,033)	(521,193)	(590,755)

Accumulated losses, beginning of period	(21,250,140)	(21,076,926)	(20,900,498)	(20,627,204)

Accumulated losses, end of period	$(21,421,691)	$(21,217,959)	$(21,421,691)	$(21,217,959)

Net loss allocated
to General Partners (1.51%)	$(2,590)	$(2,130)	$(7,870)	$(8,921)

Net loss allocated
to Initial and Special Limited Partners (1.49%)	$(2,556)	$(2,101)	$(7,766)	$(8,802)

Net loss allocated
to Additional Limited Partners (97%)	$(166,405)	$(136,802)	$(505,557)	$(573,032)

Net loss per unit of
Additional Limited Partner Interest,
based on 59,882 units outstanding	$(2.78)	$(2.28)	$(8.44)	$(9.57)

The accompanying notes are an integral part
of these financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(521,193)	$(590,755)

Adjustments to reconcile net loss to net cash
used in operating activities:
Share of (income) loss from partnerships	(42,778)	6,188
Amortization of deferred costs	3,141	3,141

Changes in assets and liabilities:
Decrease in other assets	13,917	--
Increase in accounts payable and accrued expenses	8,433	34,462

Net cash used in operating activities	(538,480)	(546,964)

Cash flows from investing activities:
Advances to local partnerships	--	(13,686)
Receipt of distribution from partnership	11,535	--

Net cash provided by (used in) investing activities	11,535	(13,686)

Cash flows from financing activities:

Distribution to Limited Partners	--	(898,230)

Net cash used in financing activities	--	(898,230)

Net decrease in cash and cash equivalents	(526,945)	(1,458,880)

Cash and cash equivalents, beginning of period	2,813,153	4,442,208

Cash and cash equivalents, end of period	$2,286,208	$2,983,328

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors-III Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in thirty-seven Local Partnerships.  As of September 30, 2011, the Partnership retained investments in four Local Partnerships.

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

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of September 30, 2011, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2011 and 2010.  The results of operations for the interim period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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
September 30, 2011 and 2010
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At September 30, 2011 and 2010, the Partnership had limited partnership equity interests in four Local Partnerships, owning five apartment complexes.

A schedule of the apartment communities owned by the Local Partnerships in which the Partnership is invested is provided below:

Property	City	State	Units
Meadow Lanes	Holland	MI	118
Monterey/Hillcrest	Waukesha	WI	300
Villa Mirage	Rancho Mirage	CA	50
Villa Mirage II	Rancho Mirage	CA	48

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At September 30, 2011 and 2010, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of September 30, 2011 and 2010, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,
	2011			2010
	Equity			Equity
	Method	Suspended		Method		Suspended

Number of Local Partnerships	2 (a)	2	(b)	1	(c)	3	(d)

Revenue:
Rental	$331,710	$845,522		$183,171		$958,111
Other	5,441	72,082		3,735		80,117

Total revenue	337,151	917,604		186,906		1,038,228

Expenses:
Operating	281,348	511,152		133,928		546,354
Interest	13,071	204,656		(12,391)		246,543
Depreciation and amortization	61,364	159,003		52,716		214,739

Total expenses	355,783	874,811		174,523		1,007,636

Net (loss) income	$(18,632)	$42,793		$12,653		$30,592

Cash distributions	$11,535	$--		$--		$--

Partnership's share of Local Partnership net income (loss)	$(18,260)	$--		$12,400		$--
Advance to Local Partnership	--	--		--		--

Share of income (loss) from partnerships	$(18,260)			$12,400

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended
	September 30,
	2011				2010
	Equity				Equity
	Method		Suspended		Method		Suspended

Number of Local Partnerships	2	(a)	2	(b)	1	(c)	3	(d)

Revenue:
Rental	$990,192		$2,502,572		$532,898		$2,789,868
Other	13,126		229,044		19,380		233,079

Total revenue	1,003,318		2,731,616		552,278		3,022,947

Expenses:
Operating	736,362		1,467,598		423,652		1,506,370
Interest	39,215		613,967		(37,172)		739,630
Depreciation and amortization	184,091		477,010		158,147		644,216

Total expenses	959,668		2,558,575		544,627		2,890,216

Net income	$43,650		$173,041		$7,651		$132,731

Cash distributions	$11,535		$--		$--		$--

Partnership's share of Local Partnership net income (loss)	$42,778	$--	$7,498	$--
Advance to Local Partnership	--	--	--	(13,686)

Share of income (loss) from partnerships	$42,778		$(6,188)
____________________

(a)           Meadow Lanes; Village Mirage I
(b)           Monterey/Hillcrest; Villa Mirage II.
(c)           Meadow Lanes
(d)           Monterey/Hillcrest; Villa Mirage I; Villa Mirage II.

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets.  As of both September 30, 2011 and 2010, the Partnership's share of cumulative losses to date for two of four Local Partnerships and three of four Local Partnerships, respectively, exceeded amount of the Partnership's investments in and advances to those Local Partnerships by $9,194,728 and $9,444,944, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

4.           INVESTMENTS IN PARTNERSHIPS - Continued

b.           Due on investments in partnerships and accrued interest payable

Notes

Due on investment in partnership includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both September 30, 2011 and December 31, 2010; accrued interest payable thereon was $33,976 at both September 30, 2011 and December 31, 2010.  These amounts will be paid upon the occurrence of certain specific events, as outlined in the note agreement. The fair value of the note approximates its carrying value.

c.           Advances to Local Partnerships

On April 14, 2010, the Partnership advanced $13,686 to Monterey/Hillcrest for non-resident withholding taxes. For financial statement purposes, the advances were charged off by the Partnership as a non-recoverable tax-related expense.

d.           Asset held for sale

On September 29, 2011, Pebble Valley Housing Partners Limited Partnership. entered into a Purchase and Sale Agreement with Varin/Monterey, LLC, a Wisconsin limited liability company, to sell the Monterey/Hillcrest property.  There is no assurance that sale will conclude by the extended contract closing date of January 30, 2011 or at the current price of eighteen million nine hundred twenty thousand dollars ($18,920,000).

5.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and nine month periods ended September 30, 2011, the Partnership paid $35,427 and $116,514, respectively, and $42,723 and $128,678 for the three and nine month periods ended September 30, 2010, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three and nine month periods ended September 30, 2011, the Partnership paid $12,563 and $57,795, respectively, and $27,180 and $76,271 for the three and nine month periods ended September 30, 2010, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

5.           RELATED PARTY TRANSACTIONS - Continued

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended September 30, 2011 and 2010, and $225,000 for each of the nine month periods ended September 30, 2011 and 2010.

6.           CASH DISTRIBUTIONS

On July 28, 2010, the Partnership paid a cash distribution of $898,230 ($15 per unit) to the Limited Partners who were holders of record as of July 1, 2010.

7.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains one cash account at SunTrust Bank and three cash accounts at Eagle Bank.  As of September 30, 2011, the uninsured portion of the cash balances was $1,923,116.

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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership’s annual report on Form 10-K at December 31, 2010.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for two Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.  The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $2,286,208 as of September 30, 2011, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of December 16, 2011, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the nine month period ended September 30, 2011, existing cash resources were adequate to support operating cash requirements.  Cash and cash equivalents decreased $526,945 during the nine month period ended September 30, 2011, primarily due to cash used in operating activities.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations - Continued

Results of Operations

The Partnership’s net loss for the three month period ended September 30, 2011 increased compared to 2010, primarily due to an increase in professional fees and a decrease in share of income from Local Partnerships.

The Partnership’s net loss for the nine month period ended September 30, 2011 decreased compared to 2010, primarily due to decrease in professional fees, an increase in share of income from Local Partnerships and an increase in interest income.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2011, did not include losses of $42,431 and $170,837, respectively, compared to excluded losses of $13,813 and $34,774 for the three and nine month periods ended September 30, 2010, respectively.

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

No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2011.

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

a)           Disclosure Controls and Procedures.

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were not effective as a result of insufficient accounting systems and processes in place to ensure timely reports.  We are currently in the process of the remediation of the weakness in our internal control over financial reporting by the employment of a consultant with the requisite accounting expertise to resolve the above issue and expect to implement changes in the near term.

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

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2011, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2011.

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

CAPITAL REALTY INVESTORS-III
LIMITED PARTNERSHIP
(Registrant)

	by:	C.R.I., Inc.
Managing General Partner

January 6, 2012		by:	/s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer