Form 10-K
period 2011-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2012-07-23
CIK 722833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

DOCUMENTS INCORPORATED BY REFERENCE

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

2011 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Page Number
PART I

Item 1.	Business	I-1
Item 2.	Properties	I-3
Item 3.	Legal Proceedings	I-3
Item 4.	Submission of Matters to a Vote of Security Holders	I-3

PART II

Item 5.	Market for the Registrant’s Partnership Interests
	and Related Partnership Matters	II-1
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results or Operations	II-2
Item 8.	Financial Statements	II-7
Item 9.	Changes In and Disagreements With Accountants
	on Accounting and Financial Disclosure	II-7
Item 9A.	Controls and Procedures	II-8
Item 9B.	Other Information	II-9

PART III

Item 10.	Directors and Executive Officers of the Registrant	III-1
Item 11.	Executive Compensation	III-2
Item 12.	Security Ownership of Certain Beneficial Owners and Management	III-2
Item 13.	Certain Relationships and Related Transactions	III-3
Item 14.	Principal Accountant Fees and Services	III-4

PART IV

Item 15.	Exhibits and Financial Statements	IV-1

PART I

ITEM 1.	BUSINESS

Capital Realty Investors-III Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983.  On November 7, 1983, the Partnership commenced offering 60,000 units of additional limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated.  The Partnership closed the offering in January 1984 when it became fully subscribed.  As of December 31, 2011, 118 units of limited partner interest had been abandoned.

The General Partners of the Partnership are C.R.I., Inc. (“CRI”), which is the Managing General Partner, and current and former shareholders of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (“Local Partnerships”).  The Partnership originally made investments in 37 Local Partnerships.  As of December 31, 2011, the Partnership retained investments in four Local Partnerships.  Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex.  The original objectives of these investments, not necessarily in order of importance, were to:

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

As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 31 (four remaining as of December 31, 2011) Local Partnerships.  As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment.  In another six (zero remaining as of December 31, 2011) Local Partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2011, follows.

SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
HAS AN INVESTMENT (1)

Name and Location of Apartment Complex	Mortgage Payable at 12/31/11 (2)	Financed and/or Insured and/or Subsidized Under	Number of Rental Units	Units Authorized for Low Income Subsidies	Expiration of HAP Contract
Meadow Lanes Apts. Holland, MI	$ 408,096	Michigan State Housing Development Authority/ Section 236 of the National Housing Act (NHA)	118	0	--
Monterey/Hillcrest Waukesha, WI	12,317,581	Section 221(d)(4) of the NHA/ Federal Housing Administration	300	60	04/23/24 (3)
Villa Mirage I Rancho Mirage, CA	835,396	California Housing Finance Agency (CHFA)/Section 8	50	50	12/19/12 (3)(4)
Villa Mirage II Rancho Mirage, CA	766,678	CHFA/Section 8	48	48	12/14/15
Totals (4 Properties)	$14,327,751		516	158

(continued)

PART I

ITEM 1.	BUSINESS - Continued

SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
HAS AN INVESTMENT (1) - Continued

Name and Location of Apartment Complex	Units Occupied As Percentage of Total Units As of December 31,					Average Effective Annual Rental Per Unit for the Years Ended December 31,

	2011	2010	2009	2008	2007	2011	2010	2009	2008	2007
Meadow Lanes Apts. Holland, MI	96%	91%	86%	85%	89%	$ 6,900	$ 6,475	$ 6,085	$ 5,995	$ 6,194
Monterey/Hillcrest Waukesha, WI	95%	91%	85%	89%	91%	9,412	9,428	8,725	8,982	8,816
Villa Mirage I Rancho Mirage, CA	96%	97%	94%	100%	97%	11,175	11,291	10,051	10,413	10,157
Villa Mirage II Rancho Mirage, CA	98%	95%	98%	100%	95%	10,800	10,313	10,440	10,499	9,642
Totals (4 Properties) (5)	96%	92%	91%	94%	93%	$ 9,572	$ 9,377	$ 8,825	$ 8,972	$ 8,702

(1)
All properties are multifamily housing complexes.  No single tenant rents 10% or more of the rentable square footage.  Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2)	The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2011.
(3)	The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
(4)	It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.
(5)	The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

ITEM 2.	PROPERTIES

Through its ownership of limited partner interests in Local Partnerships, the Partnership indirectly holds an interest in the real estate owned by the Local Partnerships.  See Part I, Item 1, for information concerning these properties.

ITEM 3.	LEGAL PROCEEDINGS

The Partnership is unaware of any pending outstanding litigation involving it or the underlying investment property of the Local Partnerships in which the property invests that are not of a routine nature arising in the ordinary course of business or that would have a material adverse effect on the business of the Partnership.

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

(b)	As of April 1, 2012 there were approximately 3,660 registered holders of Units in the Partnership.

(c)	On July 28, 2010, the Partnership paid a cash distribution of $898,230 ($15 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

No distributions were paid in the year 2011.

PART II

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-K at December 31, 2011.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.  The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

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

II-3

PART II

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

Recent Accounting Pronouncements

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

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on January 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

On September 29, 2011, the general partners of Pebble Valley Housing Partners Limited Partnership, a Wisconsin limited partnership, entered into a contract with an unaffiliated third party to sell its property (Monterey/Hillcrest) and the transaction closed on January 31, 2012.  The sales price was $18,920,000, which includes the outstanding mortgage balance of approximately $12,293,732 and cash proceeds to the Partnership of $4,800,000.  Of the total proceeds received, $946,000 was paid to CRI as a fee for services in connection with the transaction.

PART II

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

On November 15, 2011, the general partners of Villa Mirage I, a California limited partnership, and Villa Mirage II, a California limited partnership, entered into a contract with an unaffiliated third party to sell their properties for an aggregate sale price of $6,500,000.  It is expected that the sale will be consummated during the third quarter of 2012. It is anticipated that all sale proceeds will be used to satisfy Local Partnership obligations and any remaining funds available will be distributed to partners in accordance with the Villa Mirage I and Villa Mirage II partnership agreements.  There can be no assurance that the sale transaction contemplated will be consummated upon the terms and conditions of the contract or at all.

The Partnership has been notified by the general partners of Meadow Lanes–II Associates Limited Dividend Housing Association Limited Partnership, a Michigan limited partnership, that an agreement to sell its property to an unaffiliated third party has been reached and that a contract to memorialize the agreement is currently being negotiated between the parties.  It is expected that the sale will be consummated during the second quarter of 2013. It is anticipated that all sale proceeds will be used to satisfy Local Partnership obligations and any remaining funds available will be distributed to partners in accordance with the Meadow Lanes–II Associates Limited Dividend Housing Association Limited Partnership Agreement.  There can be no assurance that the sale transaction contemplated will be consummated upon the terms and conditions anticipated or at all.

In the event the transactions contemplated above are consummated, the Partnership will be liquidated.

Financial Condition/Liquidity

As of December 31, 2011, the Partnership had approximately 3,660 investors who held a total of 59,882 units of additional limited partner interest which were originally sold for the aggregate amount of $59,882,000.  The Partnership originally made investments in 37 Local Partnerships, of which four remain at December 31, 2011.  The Partnership's liquidity, with unrestricted cash resources of $2,172,240 as of December 31, 2011, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of April 1, 2012, there were no material commitments for capital expenditures.

During 2010, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $11,535.  Subsequent to December 31, 2010, the Partnership received a cash distribution of $11,535 from one local partnership related to 2010.  During 2011, the Partnership received total distributions of $70,929.  Of this amount, $59,394 was applied to a Partnership tax liability, which was paid at the Partnership level.  The remaining amount of $11,535 was received in the form of a cash distribution.

Due on investments in partnerships includes $119,544 due to a previous owner related to Meadow Lanes at December 31, 2011 and 2010; accrued interest payable thereon was $33,976 at December 31, 2011 and 2010.  These amounts are scheduled to be paid upon the occurrence of certain specific events, as outlined in the note agreement.  At December 31, 2011, the Partnership is in dispute with the previous owner regarding amounts owed under the note agreement.  Management cannot determine the outcome of the dispute at this time.  Accordingly, the financial statements do not reflect any adjustment due to the uncertainty.

PART II

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the year ended December 31, 2011, existing cash resources were adequate to support net cash used in operating activities and investing activities.  Cash and cash equivalents decreased $640,913 during 2011, primarily due to cash used in operating activities.

On July 28, 2010, the Partnership paid a cash distribution of $898,230 ($15 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

Results of Operations

2011 Versus 2010

The Partnership’s net loss for the year ended December 31, 2011 was $448,182 versus $273,294 for the year ended December 31, 2010.  The increase in the Partnership’s net loss was primarily the result of a onetime accounting adjustment in 2010 of $255,000 which increased other income recorded in 2010 to reverse certain accrued broker fees associated with potential sales of the Villa Mirage I and Villa Mirage II properties as discussed further in this report.  The Partnership’s share of income from its investments in the Local Partnerships increased by approximately 11% and total expenses increased by approximately 4% in 2011 compared to 2010.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the years ended December 31, 2011 and 2010, did not include losses of $0
Inflation

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

The combined rental revenues for the Partnership’s remaining properties for the two years ended December 31, 2011 and 2010 follow.  Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in prior years.

	For the years ended December 31,
	2011		2010
Combined Rental Revenue	$4,822,904		$4,652,197
Annual Percentage Increase		3.7%		7.2%

PART II

ITEM 8.	FINANCIAL STATEMENTS

The information required by this item is contained in Part IV.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
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

During the interim period ended September 30, 2010, and through December 22, 2010, neither the Partnership nor anyone on its behalf has consulted with Reznick regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the interim period ended September 30, 2010 and through December 22, 2010, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreements in its reports on the financial statements for such years. During the interim period ended September 30, 2010 and through December 22, 2010, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.  Grant Thornton has furnished a letter addressed to the Securities and Exchange Commission that was included as an exhibit to the Partnership’s Form 8-K, initially filed with the Securities and Exchange Commission on December 28, 2010, stating its agreement with the statements concerning Grant Thornton made in this Item 9.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the periods covered by this report, representatives of the General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

The General Partner must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership’s periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership’s inability to file its periodic reports in a timely manner.

Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer believe that the material information required to be disclosed in the Partnership’s periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership’s periodic reports.

Management’s Annual Report on Internal Control over Financial Reporting

The General Partner is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. The internal control process, as it is applicable to the Partnership, was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership’s receipts and expenditures are being made only in accordance with authorization of the management of the Partnership; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements

PART II

ITEM 9A.	CONTROLS AND PROCEDURES - Continued

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Representatives of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, the General Partner has concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of December 31, 2011.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information.  Accordingly, the management of the Partnership believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

William B. Dockser, 75, has been the Chairman of the Board and a Director of CRI since 1974.  Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties.  Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs.  Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts.  He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 66, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989.  Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI.  He is principally responsible for the financial management of CRI and its associated partnerships.  Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing.  Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co.  He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at April 1, 2012.

% of Total
Name and Address	Amount and Nature	Units Issued
of Beneficial Owner	of Beneficial Ownership	and Outstanding

Equity Resource	12,639 Units	21.06%
Investments, LLC
& Affiliates
44 Brattle Street
Cambridge, MA 02138

Peachtree Partners	4,347 Units	7.24%
& Affiliates
P. O. Box 47638
Phoenix, AZ 85068

(b)           Security ownership of management.

The following table sets forth certain information concerning all Units beneficially owned, as of April 1, 2012, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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

For the years ended December 31, 2011 and December 31, 2010, the Partnership incurred professional fees for the services of the Partnership’s independent registered public accounting firms Reznick Group P.C. and Grant Thornton  as follows:

	2011	2010

Audit fees (1)	$92,500	$31,772
Tax fees (2)	13,000	16,800

Total billed	$105,500	$48,572

_______________________

(1)
Principally fees for the audit of the Partnership’s annual financial statements the independent registered public accounting firm’s review of the Partnership’s quarterly financial statements, and services provided in connection with the Partnership’s regulatory filings.

(2)	Fees for preparation of Partnership federal and state tax returns.

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

Grant Thornton was dismissed as the Partnership’s independent registered public accounting firm after the filing of the Partnership’s 10-Q for the third quarter of fiscal year 2010. Reznick was engaged as the Partnership’s new independent registered public accounting firm and performed the fiscal 2010 year end audit. Reznick provided partnership tax return preparation services for the years ended December 31, 2011 and December 31, 2010 and Grant Thornton provided partnership tax return preparation services for the year ended December 31, 2010, which services it was determined did not compromise Reznick’s or Grant Thornton’s independence.

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

CAPITAL REALTY INVESTORS-III
LIMITED PARTNERSHIP
(Registrant)

July 23, 2012	by:	/s/ William B. Dockser
DATE		William B. Dockser,
Director, Chairman of the Board
and Treasurer
Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 23, 2012	by:	/s/ H. William Willoughby
DATE		H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements of Capital Realty Investors III, Limited Partnership

Report of Independent Registered Public Accounting Firm	IV-5
Balance Sheets as of December 31, 2011 and 2010	IV-6
Statements of Operations for the Years Ended
December 31, 2011 and 2010	IV-7
Statements of Changes in Partners’ (Deficit) Capital for the Years Ended
December 31, 2011 and 2010	IV-8
Statements of Cash Flows for the Years Ended
December 31, 2011 and 2010	IV-9
Notes to Financial Statements	IV-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Capital Realty Investors - III Limited Partnership

We have audited the accompanying balance sheets of Capital Realty Investors - III Limited Partnership (the Partnership) as of December 31, 2011 and 2010 and the related statements of operations, changes in partners’ (deficit) capital, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors - III Limited Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the Partnership has received limited partner approval of the Partnership’s plan to sell all of the Partnership’s assets and dissolve the Partnership pursuant to a Plan of Liquidation and Dissolution.  There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

Reznick Group, P.C.

Bethesda, Maryland
July 23, 2012

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS

	December 31,
	2011	2010

Investments in partnerships	$3,063,461	$2,836,317
Cash and cash equivalents	2,172,240	2,813,153
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $73,562 and $70,990, respectively	3,592	6,164
Property purchase costs,
net of accumulated amortization of $44,380 and $42,764, respectively	4,102	5,718
Other assets	-	14,446

Total assets	$5,243,395	$5,675,798

LIABILITIES

Due on investments in partnerships	$119,544	$119,544
Accrued interest payable	33,976	33,976
Accounts payable and accrued expenses	64,123	48,344

Total liabilities	217,643	201,864

Partners' deficit

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	60,001,500	60,001,500

	60,003,500	60,003,500
Less:
Accumulated distributions to partners	(27,472,135)	(27,472,135)
Offering costs	(6,156,933)	(6,156,933)
Accumulated losses	(21,348,680	(20,900,498)

Total partners' (deficit) capital	5,025,752	5,473,934

Total liabilities and partners' (deficit) capital	$5,243,395	$5,675,798

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS

	For the years ended
	December 31,
	2011	2010

Share of income (loss) from partnerships	$298,073	$214,155

Other revenue and expenses

Revenue:
Interest and other	25,860	257,465

Expenses:
General and administrative	337,304	292,762
Management fee	300,000	300,000
Professional fees	130,623	147,964
Amortization of deferred costs	4,188	4,188
	772,115	744,914

Total other revenue and expenses	(746,255)	(487,449)

Net loss	$(448,182)	$(273,294)

Net loss allocated to General Partners (1.5%)	$(6,768)	$(4,127)

Net loss allocated to Initial and
Special Limited Partners (1.49%)	$(6,677)	$(4,072)

Net loss allocated to Additional Limited Partners (97%)	$(434,737)	$(265,095)

Net loss per unit of Additional Limited Partner
Interest based on 59,882 units outstanding	$(7.26)	$(4.43)

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

		Initial and
		special	Additional
	General	Limited	Limited
	Partners	Partners	Partners	Total

Partners' (deficit) capital, January 1, 2010	$(438,244)	$(433,045)	$7,516,747	$6,645,458

Net loss	(4,127)	(4,072)	(265,095)	(273,294)

Distribution of $15 per Unit
of Limited Partner Interest	-	-	(898,230)	(898,230)

Partners' (deficit) capital, December 31, 2010	(442,371)	(437,117)	6,353,422	5,473,934

Net loss	(6,786)	(6,677)	(434,737)	(448,182)

Partners' (deficit) capital, December 31 2011	$(449,139)	$(443,794)	$5,918,685	$5,025,752,

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(294,662)	$(273,294)

Adjustments to reconcile net loss to net cash
used in operating activities:
Share of income from partnerships	(298,073)	(214,155)
Amortization of deferred costs	4,188	4,188
Extinguishment of Debt	(153,520)	-

Changes in assets and liabilities:
Decrease (increase) in other assets	14,446	(14,446)
Increase(decrease) in accounts payable and accrued expenses	15,779	(230,967)

Net cash used in operating activities	(711,842)	(728,674)

Cash flows from investing activities:
Receipt of distributions from partnerships	70,929	11,535
Advance to Local Partnership	-	(13,686)

Net cash provided by (used in) investing activities	70,929	(2,151)

Cash flows from financing activities:
Distributions to Additional Limited Partners	-	(898,230)

Net cash used in financing activities	-	(898,230)

Net decrease in cash and cash equivalents	(640,913)	(1,629,055)

Cash and cash equivalents, beginning of year	2,813,153	4,442,208

Cash and cash equivalents, end of year	$2,172,240	$2,813,153

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Organization

Capital Realty Investors-III Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983, and shall continue until December 31, 2037, unless sooner dissolved in accordance with the terms of the Partnership Agreement.  (See Note 1.l., below, for discussion of the Partnership’s Plan of Liquidation and Dissolution.)  The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) that own and operate federal or state government-assisted apartment properties, which provide housing principally to the elderly or to individuals and families of low or moderate income, or conventionally financed apartment properties, located throughout the United States.

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

The Partnership sold 60,000 units at $1,000 per unit of additional limited partner interest through a public offering.  The offering period was terminated in January 1984.  As of December 31, 2011, one hundred and eighteen units of limited partner interest had been abandoned.

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

d.           Investments in partnerships

The Partnership’s investment in Local Partnerships is considered to be variable interest entities (VIEs) because the owners of the equity at risk in these entities do not have the power to direct their operations. However, the Partnership is not considered the primary beneficiary of the Local Partnerships since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  Therefore, and because the Partnership is a limited partner in the Local Partnerships, the Partnership accounts for the investment in its Local Partnerships using the equity method of accounting.  Under the equity method, the initial investment is recorded at cost, increased or decreased by the Partnership’s share of income or losses, and decreased by distributions received and syndication costs.  The investment balance cannot be reduced below zero. After the investment account is reduced to zero, receivables due from the Local Partnership are decreased by the Partnership’s share of losses.  Distributions received after the investment account is reduced to zero are recorded as income.

As of December 31, 2011 and 2010, the Partnership's share of cumulative losses for two and three of the Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $9,096,274 and $9,365,565, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. The Partnership’s carrying value is zero and the equity method has been suspended for the following Local Partnerships: Monterey/Hillcrest and Villa Mirage II as of December 31, 2011 and 2010.

Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

e.           Deferred costs

Acquisition Fees and Property Purchase Costs incurred for services rendered to acquire the Local Partnerships are amortized over 30 years using the straight-line method, beginning upon commencement of operations of the Local Partnerships. The Partnership regularly assesses deferred costs for the existence of impairment in conjunction with the assessment of its investment in Local Partnerships. Amortization expense for the years ended December 31, 2011 and 2010 was $4,188.  Estimated amortization expense for each of the ensuing years through December 31, 2014 is $5,353, $1,587, and $754, respectively.

f.	Investment in partnerships held for sale or transfer

When investments are reclassified to investment in partnerships held for sale or transfer, amortization of the acquisition fees and property purchase costs are discontinued.  Assets held for sale or transfer are recorded at the lower of the carrying amount or expected sales price less costs to sell.

g.           Cash and cash equivalents

Cash and cash equivalents consist of money market funds, time and demand deposits, and repurchase agreements with original maturities of three months or less.  Interest income is recognized as earned.

h.           Income taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

i.           Use of estimates

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

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

j.           Fair value of financial instruments

The Financial Accounting Standards Board Accounting Standards Codification establishes a hierarchy for inputs used in measuring fair value as follows:

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

k.           Impairment analysis

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

l.           Definitive Proxy Statement

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

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Since the approval of the Plan by the Unit holders, the Partnership has continued to seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. Numerous variables, including adverse general economic conditions, as well as, Local Partnership agreements and regulatory restrictions impact the ability and timing of effectuating the sale of certain properties owned by the Local Partnerships or the Partnership’s interests in the Local Partnerships.  The Managing General Partner continues to explore strategies that will result in the liquidation of the Partnership at terms advantageous to the Partnership.  There can be no assurance that the Liquidation will be completed pursuant to the Plan.

m.           Allocation of net income (loss)

Net income (loss) is allocated based on respective partnership interest or units outstanding.  The Partnership has no dilutive interests.

n.           Subsequent Events

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes. Management evaluated the activity of the Partnership and concluded that no subsequent events have occurred that would require recognition in the financial statements. Subsequent events which require disclosure in the notes to the financial statements are disclosed in Note 2.

o.           Recent accounting pronouncements

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

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on January 1, 2010 did not have a material effect on the Partnership’s financial statements.

2.           INVESTMENTS IN PARTNERSHIPS

a.           Due on investments in partnerships and accrued interest payable

As of December 31, 2011 and 2010, the Partnership held limited partner interests in four Local Partnerships which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income.

Due on investments in partnerships includes $119,544 due to a previous owner related to Meadow Lanes at December 31, 2011 and 2010; accrued interest payable thereon was $33,976 at December 31, 2011 and 2010.  These amounts are schedule to be paid upon the occurrence of certain specific events, as outlined in the note agreement.  At December 31, 2011, the Partnership is in dispute with the previous owner regarding amounts owed under the note agreement.  Management cannot determine the outcome of the dispute at this time.  Accordingly, the financial statements do not reflect any adjustment due to the uncertainty.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

Villa Mirage I and Villa Mirage II

On November 8, 2006, contracts for the sales of the Villa Mirage I and Villa Mirage II properties were signed.  The contracts were extended through December 31, 2009 on each of the properties.  On February 4, 2010, the purchaser changed the structure of the deal to a purchase of the partnership interests of the Partnership in each of Villa Mirage I and Villa Mirage II by executing a Partnership Interest Purchase Agreement.  The purchaser ultimately defaulted under the terms of the agreement and the Partnership Interest Purchase Agreement was terminated. The Partnership’s basis in the Local Partnerships, along with the net unamortized amount of acquisition fees and property purchase costs, which were reduced to zero at December 31, 2007, were reclassified to asset held for sale or transfer at that time.  However, the Partnership’s basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchased costs, which totaled $88,250 and $51,523 at December 31, 2011 and December 31, 2010, respectively, has been returned to their respective accounts due to the termination of the contract and negotiations with the potential purchaser during the third quarter of 2010.  The Partnership accrued for disposition fees at the time sales contracts were executed. Therefore, the Partnership accrued a $255,000 disposition fees payable to a related party when contracts for the sale of the Villa Mirage I and Villa Mirage II properties were signed. Upon termination of the sales contracts, the Partnership reversed the transaction fees payable, accordingly.

b.           Sale of Local Limited Partnership

On September 29, 2011, the general partners of Pebble Valley Housing Partners Limited Partnership, a Wisconsin limited partnership, entered into a contract with an unaffiliated third party to sell its property (Monterey/Hillcrest) and the transaction closed on January 31, 2012.  The sales price was $18,920,000, which includes the outstanding mortgage balance of approximately $12,293,732 and cash proceeds to the Partnership of $4,800,000.  Of the total proceeds received, $946,000 was paid to CRI as a fee for services in connection with the transaction.

On November 15, 2011, the general partners of Villa Mirage I, a California limited partnership, and Villa Mirage II, a California limited partnership, entered into a contract with an unaffiliated third party to sell their properties for an aggregate sale price of $6,500,000.  It is expected that the sale will be consummated during the third quarter of 2012. It is anticipated that all sale proceeds will be used to satisfy Local Partnership obligations and any remaining funds available will be distributed to partners in accordance with the Villa Mirage I and Villa Mirage II partnership agreements.  There can be no assurance that the sale transaction contemplated will be consummated upon the terms and conditions of the contract or at all.

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

The Partnership has been notified by the general partners of Meadow Lanes–II Associates Limited Dividend Housing Association Limited Partnership, a Michigan limited partnership, that an agreement to sell its property to an unaffiliated third party has been reached and that a contract to memorialize the agreement is currently being negotiated between the parties.  It is expected that the sale will be consummated during the second quarter of 2013. It is anticipated that all sale proceeds will be used to satisfy Local Partnership obligations and any remaining funds available will be distributed to partners in accordance with the Meadow Lanes–II Associates Limited Dividend Housing Association Limited Partnership Agreement.  There can be no assurance that the sale transaction contemplated will be consummated upon the terms and conditions anticipated or at all.

In the event the transactions contemplated above are consummated, the Partnership will be liquidated.

c.           Interests in profits, losses and cash distributions made by Local Partnerships

The Partnership has a 98.00% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the “Agencies”) of each Local Partnership.  An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership.  As stipulated by the Local Partnerships’ partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any.  During 2010, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $11,535.  Subsequent to December 31, 2010, the Partnership received in January 2011 a cash distribution of $11,535 from one Local Partnership regarding a dividend for the year 2010.  During 2011, the Partnership received total distributions of $70,929.  Of this amount, $59,394 was applied to a Partnership tax liability, which was paid at the Local Partnership level.  The remaining amount of $11,535 was received in the form of a cash distribution.  As of December 31, 2011 and 2010, two and four, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $402,802 and $293,138, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

d.	Advances to Local Partnerships

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

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

e.           Summarized financial information

Combined balance sheets and combined statements of operations for the four Local Partnerships in which the Partnership is invested as of December 31, 2011, follow.  The information is presented separately for two Local Partnership which has investment basis (equity method), and for two Local Partnerships for which the Partnership’s carrying value is zero (equity method suspended).

COMBINED BALANCE SHEETS
December 31, 2011

	Equity
	Method		Suspended		Total

Number of Local Partnerships	2	(a)	2	(b)	4

Rental property, at cost, net of accumulated
depreciation of $4,236,640 and $2,948,051,
respectively	$1,101,086		$10,426		$1,111,512
Land	432,415		237,909		670,324
Other assets	2,422,446		5,466,901		7,889,347

Total assets	$3,955,947		$5,715,236		$9,671,183

Mortgage notes payable	$1,243,492		$13,084,259		$14,327,751
Other liabilities	476,752		1,482,250		1,959,002
Due to general partners	1,183,533		1,470,716		2,654,249

Total liabilities	2,903,777		16,037,225		18,941,007

Partners' capital (deficit)	1,052,170		(10,321,989)		(9,269,819)

Total liabilities and partners' capital
(deficit)	$3,955,947		$5,715,236		$9,671,183

________________________________
(a)          Meadow Lanes; Villa Mirage I
(b)          Monterey/Hillcrest; Villa Mirage II

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2011

	Equity
	Method		Suspended		Total

Number of Local Partnerships	2	(a)	2	(b)	4

Revenue:
Rental	$1,372,972		$3,449,932		$4,822,904
Other	206,948		219,414		426,362

Total revenue	1,579,920		3,669,346		5,249,266

Expenses:
Operating and other	1,062,690		2,123,914		3,186,604
Interest	33,968		789,475		823,443
Depreciation and amortization	239,712		483,435		723,147

Total expenses	1,336,370		3,396,824		4,733,194

Net income	$243,550		$272,522		$516,072

Cash distributions	$11,535		$59,394		$70,929

Cash distribution recorded as reduction of
investments in partnerships	$11,535		$--		$11,535

Cash distribution recorded as share of income
from partnerships	$--		$59,394		$59,394

Partnership’s share of Local Partnership net
Income	238,679		--		238,679

Share of income from partnerships	$238,679		$59,394		$298,073

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

COMBINED BALANCE SHEETS
December 31, 2010

	Equity
	Method		Suspended		Total

Number of Local Partnerships	2	(a)	2	(b)	4

Rental property, at cost, net of accumulated
depreciation of $6,987,185 and $17,673,702,
respectively	$1,224,861		$2,359,509		$3,584,370
Land	432,415		1,848,318		2,280,733
Other assets	2,313,057		1,808,396		4,121,453

Total assets	$3,970,333		$6,016,223		$9,986,556

Mortgage notes payable	$1,540,296		$13,500,953		$15,041,249
Other liabilities	456,912		1,559,852		2,016,764
Due to general partners	1,152,735		1,425,266		2,578,001

Total liabilities	3,149,943		16,486,071		19,636,014

Partners' capital (deficit)	820,390		(10,469,848)		(9,649,458)

Total liabilities and partners' capital
(deficit)	$3,970,333		$6,016,223		$9,986,556

    ____________________________________
    (a)          Meadow Lanes; Villa Mirage I
    (b)          Monterey/Hillcrest; Villa Mirage II

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2010

	Equity
	Method		Suspended	Total

Number of Local Partnerships	2	(a)	2 (b)	4

Revenue:	$1,328,622		$3,323,575	$4,652,197
Rental	178,450		246,002	424,452
Other
	1,507,072		3,569,577	5,076,649
Total revenue

Expenses:	931,680		1,946,245	2,877,925
Operating and other	52,286		818,623	870,909
Interest	245,455		636,013	881,468
Depreciation and amortization
	1,229,421		3,400,881	4,630,302
Total expenses
	$277,651		$168,696	$446,347
Net income
	$11,535		$--	$11,535
Cash distributions

Cash distribution recorded as reduction of	$11,535		$--	$11,535
investments in partnerships

Partnership’s share of Local Partnership net
Income	227,841		--	227,841

Advances to Local Partnerships	--		(13,686)	(13,686)

Share of income from partnerships	$227,841		$(13,686)	$214,155

A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income follows.

	For the years ended
	December 31,
	2011	2010

Financial statement net income (loss)	$516,072	$446,347

Differences between financial statement
and tax depreciation, amortization,
and miscellaneous differences	221,901	410,602

Taxable income	$737,973	$856,949

CAPITAL REALTY INVEDSTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

f.           Investment Reconciliation

The following is a reconciliation of investments in partnerships at December 31, 2011 and 2010:

Investments in partnerships at January 1, 2010:	$2,620,011

Share of income from partnerships	214,155
Distribution from partnerships	(11,535)
Advance to Local Partnership	13,686

Investments in partnerships at December 31, 2010:	2,836,317

Share of income from partnerships	298,073
Distribution from partnerships	(70,929)

Investments in partnerships at December 31, 2011:	$3,063,461

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

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the years ended December 31, 2011 and 2010, the Partnership paid $171,857 and $165,644, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the years ended December 31, 2011 and 2010, the Partnership paid $94,712 and $92,895, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

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

For each of the years ended December 31, 2011 and 2010, the Partnership paid the Managing General Partner a Management Fee of $300,000.

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

As defined in the Partnership Agreement, after the payment of distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2011 and 2010.  The Managing General Partner currently intends to retain all of the Partnership’s remaining undistributed cash for operating cash reserves.

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

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

5.         RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
    LOSS TO TAXABLE INCOME (LOSS) - Continued

A reconciliation of the Partnership's financial statement net loss to taxable income (loss) follows.

	For the years ended
	December 31,
	2011	2010

Financial statement net loss	$(448,182)	$(273,294)

Adjustments:
Differences between financial statement net income and
taxable income related to the Partnership’s equity in
the Local Partnerships' income or losses and
accrued expenses	431,051	642,793

Differences between financial statement
gain and taxable gain from the sale or
transfer of properties	--	(255,000)

Costs amortized over a shorter period
for income tax purposes	4,188	4,188

Taxable(loss)income	$(12,943)	$118,687

6.            CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains four cash accounts with two banks. As of December 31, 2011, the uninsured portion of the cash balances was $1,728,320.