Form 10-Q
period 2012-03-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2012-09-14
CIK 722833

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012
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
Yes ☐                                No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer                                                                                                   ☐           Accelerated filer☐
Non-accelerated filer (Do not check if a smaller reporting company)                                                                                                             ☐                   Smaller reporting company☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No ☒

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
	Condensed Balance Sheets
	- March 31, 2012 and December 31, 2011	1
	Condensed Statements of Operations and Accumulated Losses
	- for the three months ended March 31, 2012 and 2011	2
	Condensed Statements of Cash Flows
	- for the three months ended March 31, 2012 and 2011	3
	Notes to Condensed Financial Statements
	- March 31, 2012 and 2011	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 4.	Controls and Procedures	13

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signature		15

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2012	2011
	(unaudited)

Investments in partnerships	$2,782,760	$3,063,461
Cash and cash equivalents	4,622,120	2,172,240
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $20,384 and $73,562, respectively	1,146	3,592
Property purchase costs,
net of accumulated amortization of $26,896 and $44,380, respectively	2,468	4,102
Other assets	-	-

Total assets	$7,408,494	$5,243,395

LIABILITIES AND PARTNERS' CAPITAL

Due on investments in partnerships	$119,544	$119,544
Accrued interest payable	33,976	33,976
Accounts payable and accrued expenses	60,610	64,123

Total liabilities	214,130	217,643

Commitments and contingencies

Partners' deficit

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	60,001,500	60,001,500

	60,003,500	60,003,500

Less:
Accumulated distributions to partners	(27,472,135)	(27,472,135)
Offering costs	(6,156,933)	(6,156,933)
Accumulated losses	(19,180,067)	(21,348,680)

Total partners' capital	7,194,364	5,025,752

Total liabilities and partners' capital	$7,408,494	$5,243,395

The accompanying notes are an integral part
of these financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS
AND ACCUMULATED GAINS
(Unaudited)

	For the three months ended
	March 31,
	2012	2011

Share of income (loss) from partnerships	$49,669	$68,023

Other revenue and expenses

Revenue:
Gain on disposition of property,
net of disposition fee	2,744,452
Interest and other	3,586	7,155

	2,748,038
Expenses:
General and administrative	72,081	53,913
Management fee	75,000	75,000
Professional fees	48,400	84,819
Amortization of deferred costs	424	1,047
Impairment loss	433,190	-

	629,095	214,779

Total other revenue and expenses	2,118,943	(207,624)

Net Income/( Loss)	$2,168,612	$(139,601)

Accumulated losses, beginning period	(21,348,680)	(20,900,498)

Accumulated losses, end of period	$(19,180,068)	$(21,040,099)

Net loss allocated to General Partners (1.51%)	$32,746	$(2,108)

Net loss allocated to Initial and
Special Limited Partners (1.49%)	$32,312	$(2,080)

Net loss allocated to Additional Limited Partners (97%)	$2,103,554	$(135,413)

Net loss per unit of Additional Limited Partner
Interest based on 59,882 units outstanding	$35.13	$(2.26)

The accompanying notes are an integral part
of these financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the three months ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$2,168,612	$(139,601)

Adjustments to reconcile net loss to net cash
used in operating activities:
Share of income from partnerships	(49,669)	(68,023)
Amortization of deferred costs	424	1,047
Gain on disposition of investment in partnerships	(2,744,452)	-
Impairment loss	433,190	-

Changes in assets and liabilities:
Decrease in other assets	-	12,329
(Decrease) increase in accounts payable and accrued expenses	(3,513)	33,575

Net cash used in operating activities	(195,408)	(160,673)

Cash flows from investing activities:
Proceeds from disposition of investment in partnerships	3,611,288	-
Disposition fee paid	(946,000)	-
Advances to Local Partnership	(20,000)	-

Net cash provided by investing activities	2,645,288	-

Net decrease in cash and cash equivalents	2,449,880	(160,673)

Cash and cash equivalents, beginning of year	2,172,240	2,813,153

Cash and cash equivalents, end of year	$4,622,120	$2,652,480

Significant non cash investing activities

Distribution receivable included in investment in and advances
to partnerships	$82,820	$-

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors-III Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in thirty-seven Local Partnerships.  As of March 31, 2012, the Partnership retained investments in four Local Partnerships, which own three apartment complexes.

The General Partners of the Partnership are C.R.I., Inc. (“CRI”), which is the Managing General Partner, and current and former shareholders of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

2.           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2011.

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of March 31, 2012, and the results of its operations and its cash flows for the three month periods ended March 31, 2012 and 2011.  The results of operations for the interim period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

3.           PLAN OF LIQUIDATION

On November 21, 2005, the General Partners recommended that the limited partners approve a plan of liquidation and dissolution for the Partnership.  The plan of liquidation and dissolution was approved by the limited partners on January 20, 2006.  Currently, all of the Properties in which the Partnership is invested through its investments in the Local Partnerships are under contract for sale.  The Villa Mirage I and Villa Mirage II property sales are anticipated to close in the third quarter of 2012.  The Meadow Lanes property sale is anticipated to close in the second quarter of 2013.  Following the successful closing of these property sales, the Local Partnerships, in which the Partnership is invested, will be dissolved and terminated at which time the General Partner will commence the dissolution and termination of the Partnership.  There can be no assurance as to when the liquidation and dissolution of the Partnership will be completed but it is anticipated that the process will be completed prior to December 31, 2013.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At March 31, 2012 and 2011, the Partnership had limited partnership equity interests in four Local Partnerships, owning three and five apartment complexes, respectively.

During the first quarter of 2012, the Local Partnership owning Monterey/Hillcrest sold the properties.  The Local Partnership is in the process of terminating the Local Partnership.

A schedule of the apartment communities owned by the Local Partnerships in which the Partnership is invested is provided below:

Property	City	State	Units
Meadow Lanes	Holland	MI	118
Villa Mirage	Rancho Mirage	CA	50
Villa Mirage II	Rancho Mirage	CA	48
Monterey/Hillcrest	Monterey/Hillcrest was sold on January 31, 2012. At March 31, 2012, the Partnership still has a limited partner interest in the Local Partnership.

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At March 31, 2012 and 2011, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of March 31, 2012 and 2011, respectively, follow.  The combined statements are compiled based on estimates from the audited financial statements of the Local Partnerships at December 31, 2011 and 2010 and these estimates are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2012				2011
	Equity				Equity
	Method	(a)	Suspended	(b)	Method	(a)	Suspended	(b)

Number of Local Partnerships	2		2		2		2

Revenue:
Rental	$343,243		$364,120		$332,156		$830,894
Other	51,737		18,709		44,613		61,501

Total revenue	394,980		382,829		376,769		892,395

Expenses:
Operating	265,673		235,387		232,920		486,561
Interest	8,492		78,353		13,072		204,656
Depreciation and amortization	59,928		39,071		61,364		159,003

Total expenses	334,093		352,811		307,356		850,220

Net income	$60,887		$30,018		$69,413		$42,175

Partnership's share of Local
Partnership net income	59,669		--		68,023		--
Advance to Local partnerships	--		(10,000)		--		--

Share of income from partnerships	$49,669				$68,023

(a)	Meadow Lanes, Villa Mirage I
(b)	Monterey/Hillcrest, Villa Mirage II

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets.  As of both March 31, 2012 and 2011, the Partnership's share of cumulative losses to date for two of four Local Partnerships exceeded amount of the Partnership's investments in and advances to those Local Partnerships by $9,043,170 and $9,323,912, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

4.           INVESTMENTS IN PARTNERSHIPS - Continued

b.           Due on investments in partnerships and accrued interest payable

Notes

Due on investment in partnership includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both March 31, 2012 and December 31, 2011; accrued interest payable thereon was $33,976 at both March 31, 2012 and December 31, 2011.  These amounts are scheduled to be paid upon the occurrence of certain specific events, as outlined in the note agreement.  At March 31, 2012, and December 31, 2011 the Partnership is in dispute with the previous owner regarding amounts owed under the note agreement.  Management cannot determine the outcome of the dispute at this time.  Accordingly, the financial statements do not reflect any adjustment due to the uncertainty.

c.           Sale of Local Limited Partnership

Monterey/Hillcrest

On September 29, 2011, the general partners of Pebble Valley Housing Partners Limited Partnership, a Wisconsin limited partnership entered into a contract with an unaffiliated third party to sell its property (Monterey/Hillcrest) and the transaction closed on January 31, 2012. The sales price was $18,920,000, and expected cash proceeds to the Partnership are $3,694,108. Proceeds received in February 2012 totaled $3,611,288. The investment balance in the Local Partnership was $0 at December 31, 2011. Net unamortized acquisition costs and property purchase costs of $3,656 were written off and netted against the gain on sale of property. Of the remaining expected proceeds, $82,820 is expected to be received in October 2012. The receivable of $82,820 is included in investments in and advances to partnerships on the condensed balance sheets.

From the sales proceeds, the Partnership is obligated to pay the managing general partner a fee in the amount of $946,000 for services provided in connection with the sale of the Monterey/Hillcrest property.

Villa Mirage I and Villa Mirage II

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

The Partnership’s investment basis in Villa Mirage I Local Partnership at March 31, 2012 was $107,432. The Partnership expects to receive $690,183 as a result of the sale. The Partnership’s investment basis in Villa Mirage II Local Partnership at March 31, 2012 was $0. The Partnership expects to receive $406,099 as a result of the sale.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

4.           INVESTMENTS IN PARTNERSHIPS - Continued

Meadow Lanes

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

On June 18, 2012, the Local Partnership entered into a purchase and sale agreement to sell Meadow Lanes Apartments for $2,900,000. The Partnership’s investment basis in this Local Partnership at March 31, 2012 was $3,025,699. The Partnership expects to receive $2,592,509 as a result of the sale. The difference between the investment basis at March 31, 2012 and expected proceeds is $433,190. This amount represents the impairment loss on the condensed statements of operations.

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

On February 8, 2012, the Partnership advanced $10,000 to Villa Mirage I and $10,000 to Villa Mirage II Limited Partnerships for the issuance of a prepayment letter, as required by CalHFA. For financial statement purposes the advance to Villa Mirage II was charged off by the Partnership as a result of losses at the Local Partnership level during prior years.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

4.           INVESTMENTS IN PARTNERSHIPS - Continued

e.           Investment Reconciliation

The following is a reconciliation of investments in partnerships at December 31, 2011 and March 31, 2012.

Investments in partnerships at December 31, 2011:	$3,063,461

Share of income from partnerships	49,669
Distribution receivable from Local Partnership	82,820
Advance to Local Partnership	20,000
Impairment loss	(433,190)

Investments in partnerships at March 31, 2012:	$2,782,760

5.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three month periods ended March 31, 2012 and 2011, the Partnership paid $26,635 and $42,588, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three month periods ended March 31, 2012 and 2011, the Partnership paid $34,212 and $19,592, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying condensed statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended March 31, 2012 and 2011.

In accordance with the terms of the Partnership agreement, the managing general partner and/or its affiliates may receive a fee of not more than five percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain distributions to limited partners. In accordance with the terms of the Partnership agreement, in February 2012, the managing general partner was paid a disposition fee of $946,000 related to sale of Monterey/Hillcrest, which was netted against the related gain on the disposition of the property.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

6.           CASH DISTRIBUTIONS

For the three month period need March 31, 2012, the Partnership received distribution totaling $3,611,288 related to the sale of the Monterey/Hillcrest properties. This amount is included in gain on disposition of investment in partnerships on the condensed statements of operations.

7.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains one cash account at SunTrust Bank and three cash accounts at Eagle Bank.  As of March 31, 2012, the uninsured portion of the cash balances was $1,731,905.

8.           SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of March 31, 2012 and 2011 or net income (loss) for the three-month periods ended. The following financial information represents the performance of this Local Partnership for the three-month periods ended March 31, 2012 and 2011. The financial information is based on estimates from the audited financial statements of the Local Partnerships at December 31, 2011 and 2010 and these estimates are unaudited.

Meadow Lanes	2012	2011
Total Assets	$3,574,383	$3,492,147
Total Liabilities	433,329	591,282
Revenue	253,636	234,028
Net Income	51,518	44,979

9.           SUBSEQUENT EVENTS

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

On June 18, 2012, the Local Partnership entered into a purchase and sale agreement to sell Meadow Lanes Apartments for $2,900,000. The Partnership’s investment basis in this Local Partnership at March 31, 2012 was $3,025,699. The Partnership expects to receive $2,592,509 as a result of the sale.
See note 4c for additional information.

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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership’s annual report on Form 10-K at December 31, 2011.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.  The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

Generally accepted accounting principles (GAAP) in the United States provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements and when it should disclose information about its relationship with a VIE.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

The Partnership does not consolidate the Partnership's interests in these VIE’s under this guidance, as it is not considered to be the primary beneficiary.  Accounting guidance requires continued reconsideration as to the consideration of the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

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
and Results of Operations - Continued

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $4,622,120 as of March 31, 2012, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of September 14, 2012, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the three month period ended March 31, 2012, existing cash resources were adequate to support operating cash requirements.  Cash and cash equivalents increased $2,449,880 during the three month period ended March 31, 2012, primarily due to cash received related to sale of the Monterey/Hillcrest properties.

Results of Operations

The Partnership had net income for the three month period ended March 31, 2012 compared to a net loss for the three month period ended March 31, 2011, primarily due to a gain on disposition of property as a result of the sale of the Monterey/Hillcrest properties.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of (loss) income from partnerships for the three month periods ended March 31, 2012 and 2011 did not include income of $29,418 and $41,653, respectively.

On June 18, 2012, the Local Partnership entered into a purchase and sale agreement to sell Meadow Lanes Apartments for $2,900,000. The Partnership’s investment basis in this Local Partnership at March 31, 2012 was $3,025,699. The Partnership expects to receive $2,592,509 as a result of the sale. The difference between the investment basis at March 31, 2012 and expected proceeds is $433,190. This amount represents the impairment loss on the condensed statements of operations.

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

No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2012.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations - Continued

Plan of Liquidation and Dissolution

On November 21, 2005, the General Partners recommended that the limited partners approve a plan of liquidation and dissolution for the Partnership.  The plan of liquidation and dissolution was approved by the limited partners on January 20, 2006.  Currently, all of the Properties in which the Partnership is invested through its investments in the Local Partnerships are under contract for sale.  The Villa Mirage I and Villa Mirage II property sales are anticipated to close in the third quarter of 2012.  The Meadow Lanes property sale is anticipated to close in the second quarter of 2013.  Following the successful closing of these property sales, the Local Partnerships, in which the Partnership is invested, will be dissolved and terminated at which time the General Partner will commence the dissolution and termination of the
Partnership.  There can be no assurance as to when the liquidation and dissolution of the Partnership will be completed but it is anticipated that the process will be completed prior to December 31, 2013.

Item 4	Controls and Procedures

a)           Disclosure Controls and Procedures.

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalents of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were not effective as a result of insufficient accounting systems and processes in place to ensure timely reports

The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary for the timely filing of the Partnership’s periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership’s inability to file its periodic reports in a timely manner.

Once the Partnership has received the necessary information from the Local Limited Partnerships, the Partnership’s principal executive officer and principal financial officer believe that the material information required to be disclosed in the Partnership’s periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary for the timely filing of the Partnership’s periodic reports.

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

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2012, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2012.

There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services may exist.  Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

On March 31, 2012, the Partnership issued a press release regarding a “mini-tender offer” commenced by MacKenzie Patterson Fuller, LP for up to 2.1% of the Units in the Partnership, including those already owned by the offeror and its affiliates.  The Press Release is attached hereto as Exhibit 99 and is incorporated herein by reference.

Item 6.	Exhisit

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Press Release dated March 31, 2012

All other Items are not applicable.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL REALTY INVESTORS-III
LIMITED PARTNERSHIP
(Registrant)

September 14, 2012	by:	/s/ H. William Willoughby
DATE		H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Acount Officer