Form 10-Q
period 2012-06-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2012-09-14
CIK 722833

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012
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

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
	Condensed Balance Sheets
	- June 30, 2012 and December 31, 2011	1
	Condensed Statements of Operations and Accumulated Losses
	- for the three and six months ended June 30, 2012 and 2011	2
	Condensed Statements of Cash Flows
	- for the six months ended June 30, 2012 and 2011	3
	Notes to Condensed Financial Statements
	- June 30, 2012 and 2011	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 4.	Controls and Procedures	14

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signature		16

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS
 (Unaudited)

ASSETS

	June 30,	December 31,
	2012	2011

Investments in partnerships	$2,850,397	$3,063,461
Cash and cash equivalents	4,456,674	2,172,240
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $20,563 and $73,562, respectively	967	3,592
Property purchase costs,
net of accumulated amortization of $27,141 and $44,380, respectively	2,223	4,102

Total assets	$7,310,261	$5,243,395

LIABILITIES

Due on investments in partnerships	$119,544	$119,544
Accrued interest payable	33,976	33,976
Accounts payable and accrued expenses	90,450	64,123

Total liabilities	243,970	217,643

Commitments and contingencies

Partners' capital:

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	60,001,500	60,001,500

	60,003,500	60,003,500

Less:
Accumulated distributions to partners	(27,472,135)	(27,472,135)
Offering costs	(6,156,933)	(6,156,933)
Accumulated losses	(19,308,141)	(21,348,680)

Total partners' capital	7,066,291	5,025,752

Total liabilities and partners' capital	$7,310,261	$5,243,395

The accompanying notes are an integral part
of these financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS
AND ACCUMULATED LOSSES
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Share of income (loss) from partnerships	$67,637	$(6,988)	$117,306	$61,036

Other revenue and expenses:

Revenue:
Gain on disposition of property
net of disposition fee	--	--	2,744,452	--
Interest and other	2,809	6,666	6,395	13,821

	2,809	6,666	2,750,847	13,821

Expenses:
General and administrative	77,682	120,039	149,763	173,953
Management fee	75,000	75,000	150,000	150,000
Professional fees	45,413	13,633	93,813	98,452
Amortization of deferred costs	424	1,047	848	2,094
Impairment loss	--	--	433,190	--

	198,519	209,719	827,614	424,499

Total other revenue and expenses	(195,710)	(203,053)	1,923,233	(410,678)

Net (loss) income	$(128,073)	$(210,041)	2,040,539	$(349,642)

Accumulated losses, beginning of period	(19,180,068)	(21,040,140)	(21,348,680)	(20,900,498)

Accumulated losses, end of period	$(19,308,141)	(21,250,140)	$(19,308,141)	$(21,250,14)

Net (loss) income allocated to
General Partners (1.51%)	$(1,934)	$(3,172)	$30,812	$(5,280)

Net (loss) income allocated to
Initial and Special Limited Partners (1.49%)	$(1,908)	$(3,130)	$30,404	$(5,210)

Net (loss) income allocated to
Additional Limited Partners (97%)	$(124,231)	$(203,740)	$1,979,323	$(339,153)

Net (loss) income per unit of
Additional Limited Partner interest,
based on 59,882 units outstanding	$(2.07)	$(3.40)	$33.05	$(5.66)

The accompanying notes are an integral part
of these financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the six months ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$2,040,539	$	(349,642)

Adjustments to reconcile net loss to net cash
used in operating activities:
Share of income from partnerships	(117,306)		(61,036)
Amortization of deferred costs	848		2,094
Gain on disposition of property	(2,744,452)		--
Impairment loss	433,190		--

Changes in assets and liabilities:
Decrease in other assets	--		13,123
Increase in accounts payable and accrued expenses	26,327		26,374

Net cash used in operating activities	(360,854)		(369,087)

Cash flows from investing activities:
Proceeds from disposition of investment in partnerships	3,611,288		--
Disposition fee paid	(946,000)
Advances to Local Partnership	(20,000)		--

Net cash provided by investing activities	2,645,288		--

Net increase (decrease) in cash and cash equivalents	2,284,434		(369,087)

Cash and cash equivalents, beginning of year	2,172,240		2,813,153

Cash and cash equivalents, end of year	$4,456,674		$2,444,066

Significant non cash investing activities:

Distribution receivable included in investment in and advances	$82,820		$--
to partnerships

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors-III Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in thirty-seven Local Partnerships.  As of June 30, 2012, the Partnership retained investments in four Local Partnerships, which own three apartment complexes.

The General Partners of the Partnership are C.R.I., Inc. (“CRI”), which is the Managing General Partner, and current and former shareholders of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

2.           BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2011.

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of June 30, 2012, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2012 and 2011.  The results of operations for the interim period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At June 30, 2012 and 2011, the Partnership had limited partnership equity interests in four Local Partnerships, owning three and five apartment complexes, respectively.

During the first quarter of 2012, the Local Partnership owning Monterey/Hillcrest sold the properties.  The Local Partnership is in the process of being terminated.

A schedule of the apartment communities owned by the Local Partnerships in which the Partnership is invested is provided below:

Property	City	State	Units
Meadow Lanes	Holland	MI	118
Villa Mirage	Rancho Mirage	CA	50
Villa Mirage II	Rancho Mirage	CA	48
Monterey/Hillcrest	Monterey/Hillcrest was sold on January 31, 2012. At June 30, 2012, the Partnership still has a limited partner interest in the Local Partnership.

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At June 30, 2012 and 2011, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of June 30, 2012 and 2011, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES CONDENSED TO FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30,
	2012				2011
	Equity				Equity
	Method		Suspended		Method	Suspended

Number of Local Partnerships	2	(a)	2	(b)	2 (a)	2	(b)

Revenue:
Rental	$356,113		$130,182		$326,327	$826,156
Other	(39,519)		378		(36,928)	95,462

Total revenue	316,594		130,560		289,399	921,618

Expenses:
Operating	182,717		24,341		222,094	469,885
Interest	8,492		22,345		13,071	204,656
Depreciation and amortization	59,928		582		61,364	159,003

Total expenses	251,137		47,268		296,529	833,544

Net income (loss)	$65,457		$83,292		$(7,130)	$88,074

Partnership’s share of Local
Partnership net income (loss)	$67,637		$--		$(6,988)	$--

Share of income (loss) from
Partnerships	$67,637				$(6,988)

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended
	June 30,
	2012				2011
	Equity				Equity
	Method		Suspended		Method		Suspended

Number of Local Partnerships	2	(a)	2	(b)	2	(a)	2	(b)

Revenue:
Rental	$699,356		$494,302		$658,483		$1,657,050
Other	12,218		19,087		7,685		156,963

Total revenue	711,574		513,389		666,168		1,814,013

Expenses:
Operating	448,390		259,728		455,014		956,446
Interest	16,984		100,698		26,143		409,312
Depreciation and amortization	119,856		39,653		122,728		318,006

Total expenses	585,230		400,079		603,885		1,683,764

Net income	$126,344		$113,310		$62,283		$130,249

Cash distributions	$--		$--		$--		$--

Partnership's share of Local
Partnership net income	$127,306		$--		$61,036)		$--
Advance to Local Partnership	--		(10,000)				--

Share of income from
Partnerships	$117,306				$61,036

(a)	Meadow Lanes; Village Mirage I
(b)	Villa Mirage II; Monterey/Hillcrest

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets.  As of both June 30, 2012 and 2011, the Partnership's share of cumulative losses to date for two of four Local Partnerships exceeded amount of the Partnership's investments in and advances to those Local Partnerships by $8,961,364 and $9,237,159, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

4.           INVESTMENTS IN PARTNERSHIPS - Continued

b.           Due on investments in partnerships and accrued interest payable

Notes

Due on investment in partnership includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both June 30, 2012 and December 31, 2011; accrued interest payable thereon was $33,976 at both June 30, 2012 and December 31, 2011.  These amounts are scheduled to be paid upon the occurrence of certain specific events, as outlined in the note agreement.  At June 30, 2012 and December 31, 2011, the Partnership is in dispute with the previous owner regarding amounts owed under the note agreement.  Management cannot determine the outcome of the dispute at this time.  Accordingly, the financial statements do not reflect any adjustment due to the uncertainty.

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

The Partnership’s investment basis in Villa Mirage I Local Partnership at June 30, 2012 was $175,068. The Partnership expects to receive $690,183 as a result of the sale. The Partnership’s investment basis in Villa Mirage II Local Partnership at June 30, 2012 was $0. The Partnership expects to receive $406,099 as a result of the sale.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011
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

On June 18, 2012, the Local Partnership entered into a purchase and sale agreement to sell Meadow Lanes Apartments for $2,900,000. The Partnership’s investment basis in this Local Partnership at June 30, 2012 was $3,025,699. The Partnership expects to receive $2,592,509 as a result of the sale. The difference between the investment basis at June 30, 2012 and expected proceeds is $433,190. This amount represents the impairment loss on the condensed statements of operations.

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
June 30, 2012 and 2011
(Unaudited)

4.           INVESTMENTS IN PARTNERSHIPS - Continued

e.           Investment Reconciliation

The following is a reconciliation of investments in partnerships at June 30, 2012.

Investments in partnerships at December 31, 2011:	$3,063,461

Share of income from partnerships	117,306
Distribution receivable from Local Partnership	82,820
Advance to Local Partnership	20,000
Impairment loss	(433,190)

Investments in partnerships at June 30, 2012:	$2,850,397

5.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and six month periods ended June 30, 2012, the Partnership paid $28,905 and $55,540, respectively, and $38,498 and $81,087 for the three and six month periods ended June 30, 2011, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three and six month periods ended June 30, 2012, the Partnership paid $36,729 and $70,941, respectively, and $25,641 and $45,233 for the three and six month periods ended June 30, 2011, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other  expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended June 30, 2012 and 2011, and $150,000 for each of the six month periods ended June 30, 2012 and 2011.

In accordance with the terms of the Partnership agreement, the managing general partner and/or its affiliates may receive a fee of not more than five percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain distributions to limited partners. In accordance with the terms of the Partnership agreement, in February 2012, the managing general partner was paid a disposition fee of $946,000 related to sale of Monterey/Hillcrest, which was netted against the related gain on disposition of property.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

6.           CASH DISTRIBUTIONS

For the three month period ended June 30, 2012, the Partnership had not received cash flow distributions from the Local Partnerships.

7.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains one cash account at SunTrust Bank and three cash accounts at Eagle Bank.  As of June 30, 2012, the uninsured portion of the cash balances was $1,734,715.

8.           SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of June 30, 2012 and 2011 or net income (loss) for the six-month periods ended. The following financial information represents the performance of this Local Partnership for the six-month periods ended June 30, 2012 and 2011. The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.

Meadow Lanes	2012	2011
Total Assets	$3,696,552	$3,597,467
Total Liabilities	438,958	571,051
Revenue	420,946	388,065
Net Income	47,958	13,831

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis of Financial Condition
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

The Partnership's liquidity, with unrestricted cash resources of $4,456,674 as of June 30, 2012, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of September 14, 2012, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the six month period ended June 30, 2012, existing cash resources were adequate to support operating cash requirements.  Cash and cash equivalents increased $2,284,434 during the six month period ended June 30, 2012, primarily due to cash received related to the sale of the Monterey/Hillcrest properties.

Results of Operations

The Partnership’s net loss for the three month period ended June 30, 2012 decreased compared to 2011, primarily due to an increase in share of income from Local Partnerships.

The Partnership had net income for the six month period ended June 30, 2012 compared to a net loss for the six month period ended June 30, 2011, primarily due to a gain on disposition of property as a result of the sale of the Monterey/Hillcrest properties.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2012, did not include income of $81,806 and $111,224, respectively, compared to excluded losses of $86,753 and $128,406 for the three and six month periods ended June 30, 2011, respectively.

On June 18, 2012, the Local Partnership entered into a purchase and sale agreement to sell Meadow Lanes Apartments for $2,900,000. The Partnership’s investment basis in this Local Partnership at June 30, 2012 was $3,025,699. The Partnership expects to receive $2,592,509 as a result of the sale. The difference between the investment basis at June 30, 2012 and expected proceeds is $433,190. This amount represents the impairment loss on the condensed statements of operations.

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

No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2012.

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
There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2012, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2012.

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