Form 10-Q
period 2012-09-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2012-11-14
CIK 722833

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012
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

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
	Condensed Balance Sheets
	- September 30, 2012 and December 31, 2011	1
	Condensed Statements of Operations and Accumulated Losses
	- for the three and nine months ended September 30, 2012 and 2011	2
	Condensed Statements of Cash Flows
	- for the nine months ended September 30, 2012 and 2011	3
	Notes to Condensed Financial Statements
	- September 30, 2012 and 2011	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 4.	Controls and Procedures	15

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signature		17

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS
 (Unaudited)

ASSETS

	September 30,	December 31,
	2012	2011

Investments in partnerships	$3,179,329	$3,063,461
Cash and cash equivalents	5,251,114	2,172,240
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $20,743 and $73,562, respectively	787	3,592
Property purchase costs,
net of accumulated amortization of $27,385 and $44,380, respectively	1,979	4,102

Total assets	$8,433,209	$5,243,395

LIABILITIES

Due on investments in partnerships	$119,544	$119,544
Accrued interest payable	33,976	33,976
Accounts payable and accrued expenses	112,390	64,123
Disposition fee payable	325,000	-

Total liabilities	590,910	217,643

Commitments and contingencies

Partners' capital:

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	60,001,500	60,001,500

	60,003,500	60,003,500

Less:
Accumulated distributions to partners	(27,472,135)	(27,472,135)
Offering costs	(6,156,933)	(6,156,933)
Accumulated losses	(18,532,133)	(21,348,680)

Total partners' capital	7,842,299	5,025,752

Total liabilities and partners' capital	$8,433,209	$5,243,395

The accompanying notes are an integral part
of these condensed financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS
AND ACCUMULATED LOSSES
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Share of income (loss) from partnerships	$50,610	$(18,260)	$167,916	$42,778

Other revenue and expenses

Revenue:
Gain on disposition of property,
net of disposition fee	849,033	-	3,593,485	-
Interest and other	93,548	6,836	99,943	20,654

	942,581	6,836	3,693,428	20,654

Expenses:
General and administrative	93,259	57,517	243,022	231,470
Management fee	75,000	75,000	225,000	225,000
Professional fees	48,500	26,563	142,313	125,014
Amortization of deferred costs	424	1,047	1,272	3,141
Impairment loss	-	-	433,190	-

	217,183	160,127	1,044,797	584,625

Total other revenue and expenses	725,398	(153,291)	2,648,631	(563,971)

Net income (loss)	776,008	(171,551)	2,816,547	(521,193)

Accumulated losses, beginning period	(19,308,141)	(21,250,140)	(21,348,680)	(20,900,498)

Accumulated losses, end of period	$(18,532,133)	$(21,421,691)	$(18,532,133)	$(21,421,691)

Net income (loss) allocated to General Partners	$11,718	$(2,590)	$42,530	$(7,870)
General Partners (1.51%)

Net income (loss) allocated to
Initial and Special Limited Partners (1.49%)	$11,563	$(2,556)	$41,967	$(7,766)

Net income (loss) allocated	$752,727	$(166,405)	$2,732,050	$(505,557)
to Additional Limited Partners (97%)

Net income (loss) per unit of Additional
Limited Partner Interest Based
on 59,882 units outstanding	$12.57	$(2.78)	$45.62	$(8.44)

The accompanying notes are an integral part
of these condensed financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the nine months ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$2,816,547	$	(521,193)

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Share of income from partnerships	(167,916)		(42,778)
Amortization of deferred costs	1,272		3,141
Gain on disposition of property	(3,593,485)		-
Impairment loss	433,190		-

Changes in assets and liabilities:
Decrease in other assets	-		13,917
Increase in accounts payable and accrued expenses	48,267		8,433

Net cash used in operating activities	(462,125)		(538,480)

Cash flows from investing activites:
Proceeds from disposition of investment in partnerships	4,485,788		-
Disposition fee paid	(946,000)		-
Advances to Local Partnership	(20,000)		-
Repayment of Advances to Local Partnership	10,000		-
Receipt of distribution from partnership	11,211		11,535

Net cash provided by investing activities	3,540,999		11,535

Net increase (decrease) in cash and cash equivalents	3,078,874		(526,945)

Cash and cash equivalents, beginning of year	2,172,240		2,813,153

Cash and cash equivalents, end of year	$5,251,114		$2,286,208

Significant non cash investing activities:
Proceeds receivable from sale of properties included in
investment in and advances to partnerships	$596,820		$-

Disposition fee payable	$325,000		$-

The accompanying notes are an integral part
of these condensed financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors-III Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in thirty-seven Local Partnerships.  As of September 30, 2012, the Partnership retained investments in four Local Partnerships, of which only one owns an apartment complex.

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

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of September 30, 2012, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2012 and 2011.  The results of operations for the interim period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

3.           PLAN OF LIQUIDATION

On November 21, 2005, the General Partners recommended that the limited partners approve a plan of liquidation and dissolution for the Partnership.  The plan of liquidation and dissolution was approved by the limited partners on January 20, 2006.  Currently, all of the Properties in which the Partnership is invested through its investments in the Local Partnerships have sold or are under contract for sale.  The Villa Mirage I and Villa Mirage II property sales closed September 27, 2012.  The Meadow Lanes property sale is anticipated to close in the second quarter of 2013.  Following the successful closing of these property sales, the Local Partnerships, in which the Partnership is invested, will be dissolved and terminated at which time the General Partner will commence the dissolution and termination of the Partnership.  There can be no assurance as to when the liquidation and dissolution of the Partnership will be completed but it is anticipated that the process will be completed prior to December 31, 2013.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At September 30, 2012 and 2011, the Partnership had limited partnership equity interests in four Local Partnerships, owning one and five apartment complexes, respectively.

During the first quarter of 2012, the Local Partnership owning Monterey/Hillcrest sold both of its properties.  The Local Partnership is in the process of being terminated.

During the third quarter of 2012, the Local Partnerships owning Villa Mirage and Villa Mirage II sold the properties.  The Local Partnerships are in the process of being terminated.

A schedule of the apartment communities owned by the Local Partnerships in which the Partnership is invested is provided below:

Property	City	State	Units
Meadow Lanes	Holland	MI	118
Monterey/Hillcrest	Monterey/Hillcrest was sold on January 31, 2012. At September 30, 2012, the Partnership still has a limited partner interest in the Local Partnership.
Villa Mirage	Villa Mirage was sold on September 27, 2012. At September 30, 2012, the Partnership still has a limited partner interest in the Local Partnership
Villa Mirage II	Villa Mirage II was sold on September 27, 2012. At September 30, 2012, the Partnership still has a limited partner interest in the Local Partnership.

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At September 30, 2012 and 2011, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of September 30, 2012 and 2011, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES CONDENSED TO FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,
	2012				2011
	Equity				Equity
	Method		Suspended		Method	Suspended

Number of Local Partnerships	2	(a)	2	(b)	2 (a)	2	(b)

Revenue:
Rental	$314,808		$120,718		$331,710	$845,522
Other	6,388		718		5,441	72,082

Total revenue	321,196		121,436		337,151	917,604

Expenses:
Operating	199,191		66,885		281,348	511,152
Interest	8,492		22,345		13,071	204,656
Depreciation and amortization	59,928		582		61,364	159,003

Total expenses	267,611		89,812		355,783	874,811

Net income (loss)	$53,585		$31,624		$(18,632)	$42,793

Cash distributions	$11,211		$--		$11,535	$--

Partnership’s share of Local
Partnership net income (loss)	$50,610		$--		$(18,260)	$--
Advance to Local Partnership	--		--		--	--

Share of income (loss) from
Partnerships	$50,610				$(18,260)

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended
	September 30,
	2012					2011
	Equity					Equity
	Method		Suspended			Method	Suspended

Number of Local Partnerships	2	(a)		2	(b)	2 (a)	2	(b)

Revenue:
Rental	$1,014,163			$615,020		$990,192	$2,502,572
Other	18,606			19,805		13,126	229,044

Total revenue	1,032,769			634,825		1,003,318	2,731,616

Expenses:
Operating	647,581			326,612		736,362	1,467,598
Interest	25,476			123,043		39,215	613,967
Depreciation and amortization	179,784			40,235		184,091	477,010

Total expenses	852,841			489,890		959,668	2,558,575

Net income	$179,928			$144,935		$43,650	$173,041

Cash distributions	$11,211		$			$11,535	$--

Partnership’s share of Local
Partnership net income	$177,916			$--		$42,778	$--
Advance to Local Partnership	--			(10,000)		--	--

Share of income from
Partnerships	$167,916					$42,778

(a)	Meadow Lanes; Villa Mirage I
(b)	Monterey/Hillcrest, Villa Mirage II

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets.  As of both September 30, 2012 and 2011, the Partnership's share of cumulative losses to date for two of four Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $8,930,372 and $9,194,728, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

4.           INVESTMENTS IN PARTNERSHIPS - Continued

b.           Due on investments in partnerships and accrued interest payable

Notes

Due on investment in partnership includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both September 30, 2012 and December 31, 2011; accrued interest payable thereon was $33,976 at both September 30, 2012 and December 31, 2011.  These amounts are scheduled to be paid upon the occurrence of certain specific events, as outlined in the note agreement.  At September 30, 2012 and December 31, 2011, the Partnership is in dispute with the previous owner regarding amounts owed under the note agreement.  Management cannot determine the outcome of the dispute at this time.  Accordingly, the financial statements do not reflect any adjustment due to the uncertainty.

c.           Pending Sale and Sale of Local Limited Partnership

Monterey/Hillcrest

On September 29, 2011, the general partners of Pebble Valley Housing Partners Limited Partnership, a Wisconsin limited partnership entered into a contract with an unaffiliated third party to sell its property (Monterey/Hillcrest) and the transaction closed on January 31, 2012. The sales price was $18,920,000, and expected cash proceeds to the Partnership are $3,694,108. Proceeds received in February 2012 totaled $3,611,288. The investment balance in the Local Partnership was $0 at December 31, 2011. Net unamortized acquisition costs and property purchase costs of $3,656 were written off and netted against the gain on sale of property. Of the remaining expected proceeds, $82,820 is expected to be received in the fourth quarter of 2012. The receivable of $82,820 is included in investments in and advances to partnerships on the condensed balance sheets.

From the sales proceeds, the Partnership is has paid the managing general partner a fee in the amount of $946,000 for services provided in connection with the sale of the Monterey/Hillcrest property.

Villa Mirage I and Villa Mirage II

On November 15, 2011, the general partners of Villa Mirage I, a California limited partnership, and Villa Mirage II, a California limited partnership, entered into a contract with an unaffiliated third party to sell their properties for an aggregate sale price of $6,500,000. On September 27, 2012, the sale of the properties closed.

At September 30, 2012, the investment basis in Villa Mirage I Local Partnership was $214,467.  Expected cash proceeds to the Partnership are $760,000. Proceeds received in September 2012 totaled $500,000. The Partnership is expected to receive an additional $260,000 from the sale during the fourth quarter of 2012. The receivable of $260,000 is included in investments in and advances to partnerships on the condensed balance sheets. A gain on disposition of investment was recorded in the amount of $545,533.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

4.           INVESTMENTS IN PARTNERSHIPS – Continued

At September 30, 2012, the investment basis in Villa Mirage II Local Partnership  was $0. Expected cash proceeds to the Partnership are $628,500. Proceeds received in September 2012 totaled $374,500. The Partnership is expected to receive an additional $254,000 from the sale during the fourth quarter of
2012. The receivable of $254,000 is included in investments in and advances to partnerships on the condensed balance sheets. A gain on disposition of investment was recorded in the amount of $628,500.

From the sales proceeds, the Partnership is obligated to pay the managing general partner a fee in the amount of $325,000 for services provided in connection with the sale of the Villa Mirage I and Villa Mirage II properties. The amount is expected to be paid in the fourth quarter of 2012 and is netted against the related gain on disposition of property.
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

On June 18, 2012, the Local Partnership entered into a purchase and sale agreement to sell Meadow Lanes Apartments for $2,900,000. The Partnership’s investment basis in this Local Partnership at September 30, 2012 was $3,025,699. The Partnership expects to receive $2,592,509 as a result of the sale. The difference between the investment basis at September 30, 2012 and expected proceeds is $433,190. This amount represents the impairment loss on the condensed statements of operations.

In the event all the transactions contemplated above are consummated, the Partnership will be liquidated.

d.           Advances to Local Partnerships

During the year ended December 31, 2009, the Partnership advanced a total of $61,680 to Pebble Valley Housing Partners, Ltd. Partnership (Monterey/Hillcrest) for non-resident withholding taxes paid on behalf of the Partnership.  On April 14, 2010, the Partnership advanced $13,686 to Monterey/Hillcrest for non-resident withholding taxes paid on behalf of the Partnership. For financial statement purposes, the advances were charged off by the Partnership as a result of losses at the Local Partnership level during prior years.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

4.           INVESTMENTS IN PARTNERSHIPS - Continued

In October 2009, $66,300 was advanced to Villa Mirage II, Limited Partnership for the purpose of funding operation deficits.  On February 8, 2012, the Partnership advanced $10,000 to Villa Mirage II Limited Partnership for the issuance of a prepayment letter, as required by CalHFA.  For financial statement purposes, the advances were charged off by the Partnership as a result of losses at the Local Partnership level during prior years.  Both of these advances were repaid in full on September 27, 2012 and are included in other income on the condensed statements of operations.

On February 8, 2012, the Partnership advanced $10,000 to Villa Mirage I Limited Partnership for the issuance of a prepayment letter, as required by CalHFA. On September 27, 2012, this advance was repaid in full.

e.           Investment Reconciliation

The following is a reconciliation of investments in partnerships at September 30, 2012.

Investments in partnerships at December 31, 2011:	$3,063,461

Share of income from partnerships	167,916
Proceeds receivable from sale of properties	596,820
Advance to Local Partnership	20,000
Distribution received from Local Partnership	(11,211)
Disposition of Villa Mirage	(214,467)
Repayment of advance to Local Partnership	(10,000)
Impairment loss	(433,190)

Investments in partnerships at September 30, 2012:	$3,179,329

5.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and nine month periods ended September 30, 2012, the Partnership paid $27,003 and $82,543, respectively, and $35,427 and $116,514 for the three and nine month periods ended September 30, 2011, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These services are reimbursed comparable to third party service charges.  For the three and nine month periods ended September 30, 2012, the Partnership paid $52,856 and $123,797, respectively, and $12,563 and $57,795 for the three and nine month periods ended September 30, 2011, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

5.           RELATED PARTY TRANSACTIONS - Continued

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other  expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended September 30, 2012 and 2011, and $225,000 for each of the nine month periods ended September 30, 2012 and 2011.

In accordance with the terms of the Partnership agreement, the managing general partner and/or its affiliates may receive a fee of not more than five percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain distributions to limited partners. In accordance with the terms of the Partnership agreement, in February 2012, the Managing General Partner was paid a disposition fee of $946,000 related to sale of Monterey/Hillcrest, which was netted against the related gain on disposition of property. During the fourth quarter of 2012, the Managing General Partner is expected to receive a disposition fee of $325,000 related to the sale of Villa Mirage I and II, which has been netted against the related gain on disposition of property.

6.           CASH DISTRIBUTIONS

For the three month period ended September 30, 2012, the Partnership had received no cash flow distributions from the Local Partnerships.

7.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains one cash account at SunTrust Bank and three cash accounts at Eagle Bank.  As of September 30, 2012, the uninsured portion of the cash balances was $1,737,468.

8.           SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of September 30, 2012 and 2011 or net income (loss) for the nine month periods then ended. The following financial information represents the performance of this Local Partnership for the nine month periods ended September 30, 2012 and 2011. The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.

Meadow Lanes	2012	2011
Total Assets	$3,685,416	$3,580,977
Total Liabilities	$325,896	$468,852
Revenue	$607,098	$582,412
Net Income	$61,340	$18,200

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

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

On October 10, 2012, a distribution to partners in the amount of $62 per investment unit, for all investors of record as of October 15, 2012, was approved. The total amount of this distribution will be $3,712,684 leaving approximately $1.5 million in cash reserves which is considered adequate to meet all anticipated obligations of the Partnership.

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
and Results of Operations - Continued

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $5,251,114 as of September 30, 2012, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of November 14, 2012, there were no material commitments for capital expenditures.  On October 10, 2012, a distribution to partners in the amount of $62 per investment unit, for all investors of record as of October 15, 2012, was approved. The total amount of this distribution will be $3,712,684 leaving approximately $1.5 million in cash reserves which is considered adequate to meet all anticipated obligations of the Partnership.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the nine month period ended September 30, 2012, existing cash resources were adequate to support operating cash requirements.  Cash and cash equivalents increased $3,078,874 during the nine month period ended September 30, 2012, primarily due to cash received related to the sale of the Monterey/Hillcrest, Villa Mirage and Villa Mirage II properties.

Results of Operations

The Partnership’s net income for the three month period ended September 30, 2012 increased compared to 2011, primarily due to the gain recorded on the disposition of Villa Mirage and Villa Mirage II.

The Partnership had net income for the nine month period ended September 30, 2012 compared to a net loss for the nine month period ended September 30, 2011, primarily due to a gain on disposition of property as a result of the sale of the Monterey/Hillcrest, Villa Mirage and Villa Mirage II properties.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2012, did not include income of $30,992 and $142,216, respectively, compared to excluded losses of $42,431 and $170,837 for the three and nine month periods ended September 30, 2011, respectively.

On June 18, 2012, the Local Partnership entered into a purchase and sale agreement to sell Meadow Lanes Apartments for $2,900,000. The Partnership’s investment basis in this Local Partnership at September 30, 2012 was $3,025,699. The Partnership expects to receive $2,592,509 as a result of the sale. The difference between the investment basis at September 30, 2012 and expected proceeds is $433,190. This amount represents the impairment loss on the condensed statements of operations.

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

No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2012.

PART I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations - Continued

Plan of Liquidation and Dissolution

On November 21, 2005, the General Partners recommended that the limited partners approve a plan of liquidation and dissolution for the Partnership.  The plan of liquidation and dissolution was approved by the limited partners on January 20, 2006.  Currently, the one remaining Property in which the Partnership is invested through its investments in the Local Partnerships is under contract for sale.  The Villa Mirage I and Villa Mirage II property sales closed September 27, 2012.  The Meadow Lanes property sale is anticipated to close in the second quarter of 2013.  Following the successful closing of these property sales, the Local Partnerships, in which the Partnership is invested, will be dissolved and terminated at which time the General Partner will commence the dissolution and termination of the Partnership.  There can be no assurance as to when the liquidation and dissolution of the Partnership will be completed but it is anticipated that the process will be completed prior to December 31, 2013.

Item 4.	Controls and Procedures

a)           Disclosure Controls and Procedures.

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

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

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2012, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2012.

PART II.	OTHER INFORMATION
Item 5.	Other Information - Continued

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

CAPITAL REALTY INVESTORS-III
LIMITED PARTNERSHIP
(Registrant)

	by:	C.R.I., Inc.
Managing General Partner

		by:	/s/ H. William Willoughby
November 14, 2012			H. William Willoughby
DATE			Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer