Form 10-K
period 2012-12-31
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2013-04-03
CIK 722833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Yes           ☑           No           ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of Accelerated filer and large accelerated filer@ in Rule 12b-2 of the Exchange Act.
Large accelerated filer                                      ☐                       Accelerated filer                                   ☐       Non-accelerated filer                                      ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     ☐    No     ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No           ☑
The units of limited partner interest of the Registrant are not traded in any market.  Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price. As of April 3, 2013, the issuer had 59,882 outstanding units of limited partner interest.

DOCUMENTS INCORPORATED BY REFERENCE

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

2012 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

Capital Realty Investors-III Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983.  On November 7, 1983, the Partnership commenced offering 60,000 units of additional limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated.  The Partnership closed the offering in January 1984 when it became fully subscribed.  As of December 31, 2012, 118 units of limited partner interest had been abandoned.

The General Partners of the Partnership are C.R.I., Inc. (“CRI”), which is the Managing General Partner, and current and former shareholders of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (“Local Partnerships”).  The Partnership originally made investments in 37 Local Partnerships.  As of December 31, 2012, the Partnership retained an investment in one Local Partnership. The original objectives of these investments, not necessarily in order of importance, were to:

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

As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 31 (one remaining as of December 31, 2012) Local Partnerships.  In another six (zero remaining as of December 31, 2012) Local Partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships.

With respect to the remaining Local Partnership, the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnership is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. See "Item7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to the Registrant's rights and obligations to make additional contributions or loans to the Local Partnership.

The following is a schedule of the Property owned directly by the Local Partnership in which the Partnership is a limited partner as of December 31, 2012:

PART I

SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
IN WHICH CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP
HAS AN INVESTMENT

Name and Location of Apartment Complex	Mortgage Payable at 12/31/12 (1)	Financed and/or Insured and/or Subsidized Under	Number of Rental Units	Units Authorized for Low Income Subsidies	Expiration of HAP Contract
Meadow Lanes Apts. Holland, MI	$251,830	Michigan State Housing Development Authority/ Section 236 of the National Housing Act (NHA)	118	0	—

Name and Location of Apartment Complex		Units Occupied As Percentage of Total Units As of December 31,						Average Effective Annual Rental Per Unit for the Years Ended December 31,

	2012	2011	2010	2009	2008	2007	2012	2011	2010	2009	2008	2007
Meadow Lanes Apts. Holland, MI	96%	96%	91%	86%	85%	89%	$6,907	$6,900	$6,475	$6,085	$5,995	$6,194

(1)	The amounts provided is the balance of the first mortgage loan payable by the Local Partnership as of December 31, 2012.

ITEM 1A. RISK FACTORS

None.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Through its ownership of a limited partner interest in a Local Partnership, the Partnership indirectly holds an interest in the real estate owned by the Local Partnership.  See Part I, Item 1, for information concerning this property.

ITEM 3.	LEGAL PROCEEDINGS

The Partnership is unaware of any pending outstanding litigation involving it or the underlying investment property of the Local Partnerships in which the property invests that are not of a routine nature arising in the ordinary course of business or that would have a material adverse effect on the business of the Partnership.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS, RELATED PARTNERSHIP
MATTERS AND ISSUER PURCHASES OF PARTNERSHIP INTERESTS

(a)
There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services may exist.  Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

(b)	As of April 3, 2013, there were approximately 3,660 registered holders of Units in the Partnership.

(c)	No distributions were paid in the year 2011.

(d)	On November 30, 2012, the Partnership paid a cash distribution of $3,712,684 ($62 per Unit) to the Limited Partners who were holders of record as of September 30, 2012.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-K at December 31, 2012.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.  For the years ended December 31, 2012 and December 31, 2011, the number of Local Partnerships with suspended losses were zero and three, respectively. The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

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

General

The Partnership originally invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes intended to provide housing to low and moderate income tenants.  In conjunction with such governmental assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, certain of the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties, and (iii) sale or refinancing.  These limitations typically were designed to remain in place for the life of the mortgage.

With respect to the remaining Local Partnership, the U. S. Department of Housing and Urban Development (HUD) subsidies are provided principally under Sections 236 of the National Housing Act.  Under Section 236, the government provides interest subsidies directly to the applicable apartment partnership through a reduction in the property’s mortgage interest rate.  In turn, the partnership provides a corresponding reduction in resident rental rates.  In compliance with the requirements of Section 236, residents are screened for eligibility under HUD guidelines.  Subsidies are provided under contracts between the federal government and the apartment partnerships. The Section 236 mortgage interest rate subsidy is scheduled to expire in June 2014, coterminous with the maturity of the mortgage loan.

Plan of Liquidation

On November 21, 2005, the General Partners recommended that the limited partners approve a plan of liquidation and dissolution for the Partnership, or the “Plan.”  The Plan was approved by the limited partners on January 20, 2006. Currently, the one remaining Property in which the Partnership is invested through its investments in the Local Partnerships is under contract for sale.

On January 30, 2012, the Local Partnership owning the Monterey/Hillcrest properties, sold its investment properties to a third party for $18,920,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, and other liabilities of the property and the Local Limited Partnership.  During 2012, the Partnership received distributions of cash and cash equivalents of approximately $3,611,288 from the Local Partnership. The Local Partnership completed its liquidation during the fourth quarter of 2012.

On September 27, 2012, the Local Partnership owning the Villa Mirage I property, sold its investment property to a third party for a purchase price of $3,315,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which an affiliate of the Local General Partner held, and other liabilities of the property and the Local Limited Partnership.  During 2012, the Partnership received distributions of cash and cash equivalents of approximately $1,021,918 from the Local Partnership. The Local Partnership completed its liquidation during the fourth quarter of 2012.

On September 27, 2012, the Local Partnership owning the Villa Mirage II property, sold its investment property to a third party for a purchase price of $3,185,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which an affiliate of the Local General Partner held, and other liabilities of the property and the Local Limited Partnership.  During 2012, the Partnership received distributions of cash and cash equivalents of approximately $881,431 from the Local Partnership. The Local Partnership completed its liquidation during the fourth quarter of 2012.

On June 18, 2012, the Local Partnership entered into a purchase and sale agreement to sell Meadow Lanes Apartments for $2,900,000. It is expected that the sale will be consummated during the second quarter of 2013. It is anticipated that all sale proceeds will be used to satisfy Local Partnership obligations and any remaining funds available will be distributed to partners in accordance with the Meadow Lanes-II Associates Limited Dividend Housing Association Limited Partnership Agreement. There can be no assurance that the sale transaction contemplated will be consummated upon the terms and conditions anticipated or at all.

In the event the transaction contemplated above is consummated, the Partnership will be liquidated. In accordance with the Partnership Agreement and the Plan of Liquidation, upon the closing of the pending sale of the Meadow Lanes apartments by the Local Partnership and the winding up and termination of the Local Partnership, the Managing General Partner of the Partnership shall cause to be executed and timely filed (i) with the office of the State Department of Assessments and Taxation of Maryland, a Certificate of Cancellation canceling the Partnership's Certificate of Limited Partnership; (ii) with the Internal Revenue Service, all returns, reports, documents, certificates and other information required under the Internal Revenue Code of 1986, as amended, or applicable Treasury Department rules or regulations; (iii) with the appropriate authorities in any other tax jurisdiction, all returns, reports, documents, certificates and other information required under the laws of such jurisdictions; (iv) with the Securities Exchange Commission, any reports required under the Exchange Act, including a Form 15 terminating the registration of the

Partnership under the Exchange Act; and (v) all reports required to be delivered to the Limited Partners in accordance with Article 9.04 of the Partnership Agreement.

The Managing General Partner shall apply the funds of the Partnership to (i) the payment of the liabilities of the Partnership, including the expenses of the sale of the assets of the Partnership, and the winding up, liquidation and termination of the Partnership, upon the terms and conditions set forth in Section 4.02 of the Partnership's Limited Partnership Agreement, as amended; (ii) the expenses of preparation, filing and distribution of financial statements, tax returns, reports required under the Securities Exchange Act of 1934 (the "Exchange Act") and reports to Limited Partners, including fees and expenses of accountants and lawyers; (iii) the payment of all income, sales, use, franchise, gross receipts, ad valorem, personal property and other taxes, imports, duties and governmental charges payable by the Partnership with respect to its income or operations through the time of its termination ("Taxes"), including Taxes with respect to the sale of the Partnership's assets; and (iv) the creation of reserves for any of the foregoing.

All assets and funds of the Partnership remaining after the payments provided for above, and any amounts reserved by the Managing General Partner pursuant to clause (iv) of the above paragraph determined by the Managing General Partner to be in excess of the amounts required therefore, shall be distributed by the Managing General Partner as set forth in Section 4.02 of the Partnership Agreement, as amended. Liquidating distributions shall be made in complete cancellation of all of the Limited Partners' interests in the Partnership.

There can be no assurance as to when the liquidation and dissolution of the Partnership will be completed, but it is anticipated that the process will be completed prior to December 31, 2013. Liquidation is not imminent, and as such, we have not prepared these financial statements under the liquidation basis of accounting.

Financial Condition/Liquidity

As of December 31, 2012, the Partnership had approximately 3,660 investors who held a total of 59,882 units of additional limited partner interest which were originally sold for the aggregate amount of $59,882,000.  The Partnership originally made investments in 37 Local Partnerships, of which one remains at December 31, 2012.  The Partnership's liquidity, with unrestricted cash resources of $2,079,580 as of December 31, 2012, along with anticipated future cash distributions from the Local Partnership, is expected to be adequate to meet its current and anticipated operating cash needs.  As of April 3, 2013, there were no material commitments for capital expenditures.

Due on investments in partnerships includes $119,544 due to a previous owner related to Meadow Lanes at December 31, 2012 and 2011; accrued interest payable thereon was $33,976 at December 31, 2012 and 2011.  These amounts are scheduled to be paid upon the occurrence of certain specific events, as outlined in the note agreement.  At December 31, 2012, the Partnership is in dispute with the previous owner regarding amounts owed under the note agreement.  Management cannot determine the outcome of the dispute at this time.  Accordingly, the financial statements do not reflect any adjustment due to the uncertainty.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the year ended December 31, 2012, existing cash resources were adequate to support net cash used in operating activities and investing activities.  Cash and cash equivalents decreased $92,660 during 2012, primarily due to cash used in the distribution paid to the Limited Partners.

On November 30, 2012, the Partnership paid a cash distribution of $3,712,684 ($62 per Unit) to the Limited Partners who were holders of record as of September 30, 2012.

Results of Operations

2012 Versus 2011

The Partnership’s net income for the year ended December 31, 2012 was $3,161,744 versus a net loss of $448,182 for the year ended December 31, 2011.  The increase in the Partnership’s net income was primarily the result of the gain on the sale of Monterey/Hillcrest, Villa Mirage I and Villa Mirage II. The Partnership’s share of income from its investments in the Local Partnerships increased by approximately $23,000.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the years ended December 31, 2012 and 2011, did not include losses of $0.
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

The combined rental revenues for the Partnership’s remaining properties for the years ended December 31, 2012 and 2011 follow.  Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in prior years.

	For the years ended December 31,
	2012		2011
Combined Rental Revenue	$1,876,425		$4,822,904
Annual Percentage (Decrease) Increase		(62)%		3.7%

ITEM 7A. QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in Part IV.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Partnership was informed by Reznick Group, P.C. ("Reznick Group"), the Partnership's independent registered public accounting firm, that it had entered into a business combination with J. H. Cohn LLP ("J.H. Cohn"). In connection with the business combination J. H. Cohn legally changed its name to CohnReznick LLP ("CohnReznick") and continues to be registered with the PCAOB. On November 8, 2012, Reznick Group resigned as the Company's independent registered public accounting firm.

Effective as of November 8, 2012, the Audit Committee of the Partnership's Board of Directors has appointed CohnReznick as the Partnership's independent registered public accounting firm.

Reznick Group's reports on the Partnership's financial statements for the fiscal years ended December 31, 2011 and 2010 and through the subsequent interim period November 8, 2012 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.
During the fiscal years ended December 31, 2011 and 2010, and the subsequent interim period through November 8, 2012, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Partnership and Reznick Group on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Reznick Group would have caused Reznick Group to make reference thereto in its reports on the Partnership's financial statements for such years, and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).
During the fiscal years ended December 31, 2011 and 2010 and the subsequent interim period through November 8, 2012, neither the Partnership, nor anyone on its behalf, consulted CohnReznick regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the financial statements of the Partnership, and no written report or oral advice was provided to the Partnership by CohnReznick that was an important factor considered by the Partnership in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures were not effective.

The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain necessary information to the timely filing of the Partnership's periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership's inability to file its periodic reports in a timely manner.

Once the Partnership has received the necessary information from the Local Limited Partnerships, the principal executive officer and principal financial officer believe that the material information required to be disclosed in the Partnership's periodic report filing with the SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonable within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership's periodic reports.

Management’s Annual Report on Internal Control over Financial Reporting

The General Partner is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. The internal control process, as it is applicable to the Partnership, was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Representatives of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, the General Partner has concluded that, for the reasons set forth above under “Evaluation of Disclosure Controls and Procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was ineffective as of December 31, 2012. This annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

For purposes of the Securities Exchange Act of 1934, the term "material weakness: is a deficiency, or a combination of deficiencies, in a reporting company's internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Partnership's annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this item 9a, sub-section (a) under the Caption, "Evaluation of Disclosures Controls and Procedures" , the Partnership's internal control over financial reporting has not been effective in permitting timely reporting of the Partnership's financial information. Accordingly, the management of the Partnership believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the most recent fiscal quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Certain states may assert claims against the Partnership for failure to withhold and remit state income tax on operating profit or where the sale(s) of property in which the Partnership was invested failed to produce sufficient cash proceeds with which to pay the state tax and/or to pay statutory partnership filing fees.  The Partnership is unable to quantify the amount of such potential claims at this time. The Partnership has consistently advised its Partners that they should consult with their tax advisers as to the necessity of filing non-resident returns in such states with respect to their proportional taxes due.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) and (b)

The Partnership has no directors, executive officers or employees of its own.

(a) and  (b)

The names, ages and business experience of the directors and executive officers of C.R.I., Inc., the Managing General Partner of the Partnership, follow.

William B. Dockser, 76, has been the Chairman of the Board and a Director of CRI since 1974.  Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties.  Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs.  Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts.  He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

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

The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at April 3, 2013.

III-1

		% of Total
Name and Address	Amount and Nature	Units Issued
of Beneficial Owner	of Beneficial Ownership	and Outstanding

Equity Resource	13,210 Units	22.06%
Investments, LLC
& Affiliates
1280 Massachusetts Avenue, 4th FL
Cambridge, MA 02138

Peachtree Partners	5,215 Units	8.71%
& Affiliates
P. O. Box 47638
Phoenix, AZ 85068

(b)           Security ownership of management.

The following table sets forth certain information concerning all Units beneficially owned, as of March 31, 2013 by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

% of Total
Name of	Amount and Nature	Units Issued
Beneficial Owner	of Beneficial Ownership	and Outstanding

William B. Dockser	None	—%
H. William Willoughby	None	—%
All Directors and Officers	None	—%
as a Group (2 persons)

(c)           Changes in control.

There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.  There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

III-2

(c)	Certain business relationships.
The Partnership's response to Item 13(a) is incorporated herein by reference.  In addition, the Partnership has no business relationship with entities of which the officers and directors of the Managing General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 13(a).

(d)	Transactions with promoters.

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended December 31, 2012 and 2011, the Partnership incurred professional fees for the services of the Partnership’s independent registered public accounting firms Reznick Group, P.C. and CohnReznick as follows:

	2012	2011
Audit fees (1)	$110,000	$92,500
Tax fees (2)	13,000	13,000
Total billed	$123,000	$105,500

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

On November 8, 2012, Reznick Group resigned as the Partnership's independent registered public accounting firm after the filing of the Partnership's 10-Q for the third quarter of fiscal year 2012. CohnReznick was engaged as the Partnership's new independent registered public accounting firm and performed the fiscal 2012 year end audit. CohnReznick also provided partnership tax return preparation services for the year ended December 31, 2012 and Reznick Group provided partnership tax return preparation services for the year ended December 31, 2011, which services it was determined did not compromise CohnReznick's or Reznick Group's independence.

III-3

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

1.	Financial Statements

a.	The following documents are included as part of this report:

(1)	Financial Statements

Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Operations
Statements of Changes in Partners’ Capital
Statements of Cash Flows
Notes to Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

Index of Exhibits  (Listed according to the number assigned in the table in Item 601 of Regulation S-K.)

Exhibit No. 2 - Plan of acquisition, reorganization, arrangement, liquidation, or succession.

a.Definitive Proxy Statement.  (Incorporated by reference to Registrant’s Definitive Proxy Statement dated November 21, 2005.)

Exhibit No. 3 - Articles of Incorporation and bylaws

a.Certificate of Limited Partnership of Capital Realty Investors-III Limited Partnership.  (Incorporated by reference to Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.
a.Amended Certificate and Limited Partnership Agreement of Capital Realty Investors-III Limited Partnership.  (Incorporated by reference to Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

Exhibit No. 10 - Material Contracts.

a.Management Services Agreement between CRI and Capital Realty Investors-III Limited Partnership. (Incorporated by reference to Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

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

Exhibit No. 99 - Additional Exhibits.

a.Prospectus of the Partnership, dated November 7, 1983. (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated October 24, 1983.)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL REALTY INVESTORS-III
LIMITED PARTNERSHIP
(Registrant)

April 3, 2013	by:	/s/ William B. Dockser
DATE		William B. Dockser,
Director, Chairman of the Board
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 3, 2013	by:	/s/ H. William Willoughby
DATE		H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
Capital Realty Investors-III Limited Partnership
We have audited the accompanying balance sheet of Capital Realty Investors-III Limited Partnership (the Partnership) as of December 31, 2012 and the related statements of operations, changes in partners' (deficit) capital, and cash flows for the year then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-III Limited Partnership as of December 31, 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
As described in Note 1 to the financial statements, the Partnership has received limited partner approval of the Partnership's plan to sell all of the Partnership's assets and dissolve the Partnership pursuant to a Plan of Liquidation and Dissolution. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

/s/CohnReznick LLP

Bethesda, Maryland
April 3, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
Capital Realty Investors-III Limited Partnership
We have audited the accompanying balance sheet of Capital Realty Investors-III Limited Partnership (the Partnership) as of December 31, 2011 and the related statements of operations, changes in partners' (deficit) capital, and cash flows for the year then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-III Limited Partnership as of December 31, 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
As described in Note 1 to the financial statements, the Partnership has received limited partner approval of the Partnership's plan to sell all of the Partnership's assets and dissolve the Partnership pursuant to a Plan of Liquidation and Dissolution. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

/s/Reznick Group, P.C.

Bethesda, Maryland
July 23, 2012

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS

	December 31,
	2012	2011
Investments in partnerships	$2,582,473	$3,063,461
Cash and cash equivalents	2,079,580	2,172,240
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $20,922 and $73,562, respectively	608	3,592
Property purchase costs,
net of accumulated amortization of $27,630 and $44,380, respectively	1,734	4,102
Total assets	$4,664,395	$5,243,395

LIABILITIES AND PARTNERS' CAPITAL

Due on investments in partnerships	$119,544	$119,544
Accrued interest payable	33,976	33,976
Accounts payable and accrued expenses	36,063	64,123
Total liabilities	189,583	217,643
Partners' capital
Capital paid-in:
General Partners	2,000	2,000
Limited Partners	60,001,500	60,001,500
	60,003,500	60,003,500
Less:
Accumulated distributions to partners	(31,184,819)	(27,472,135)
Offering costs	(6,156,933)	(6,156,933)
Accumulated losses	(18,186,936)	(21,348,680)
Total partners' capital	4,474,812	5,025,752
Total liabilities and partners' capital	$4,664,395	$5,243,395

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2012	2011
Share of income from partnerships	$321,497	$298,073
Other revenue and expenses
Revenue:
Gain on disposition of properties	4,044,319	—
Interest and other	101,712	25,860
	4,146,031	25,860
Expenses:
General and administrative	268,164	337,304
Management fee	300,000	300,000
Professional fees	130,312	130,623
Amortization of deferred costs	1,696	4,188
Impairment loss	605,612	—
	1,305,784	772,115
Total other revenue and expenses	2,840,247	(746,255)
Net income (loss)	$3,161,744	$(448,182)
Net income (loss) allocated to General Partners (1.51%)	$47,742	$(6,768)
Net income (loss) allocated to Initial and
Special Limited Partners (1.49%)	$47,110	$(6,677)
Net income (loss) allocated to Additional Limited Partners (97%)	$3,066,892	$(434,737)
Net income (loss) per unit of Additional Limited Partner
Interest based on 59,882 units outstanding	$51.22	$(7.26)

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

For the years ended December 31, 2012 and 2011

	General Partners	Initial and Special Limited Partners	Additional Limited Partners	Total
Partners' (deficit) capital, January 1, 2011	$(442,371)	$(437,117)	$6,353,422	$5,473,934
Net loss	(6,768)	(6,677)	(434,737)	(448,182)
Partners' (deficit) capital, December 31, 2011	(449,139)	(443,794)	5,918,685	5,025,752
Net income	47,742	47,110	3,066,892	3,161,744
Distribution of $62 per Unit
of Limited Partner Interest	—	—	(3,712,684)	(3,712,684)
Partners' (deficit) capital, December 31, 2012	$(401,397)	$(396,684)	$5,272,893	$4,474,812

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$3,161,744	$(448,182)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Share of income from partnerships	(321,497)	(298,073)
Amortization of deferred costs	1,696	4,188
Gain on disposition of property	(4,044,319)	—
Impairment loss	605,612	—
Changes in assets and liabilities:
Decrease in other assets	—	14,446
(Decrease) increase in accounts payable and accrued expenses	(28,060)	15,779
Net cash used in operating activities	(624,824)	(711,842)
Cash flows from investing activities:
Proceeds from disposition of investment in partnership	5,514,637	—
Disposition fee paid	(1,271,000)	—
Repayment of Advances to Local Partnership	10,000	—
Receipt of distributions from partnerships	11,211	70,929
Advance to Local Partnership	(20,000)	—
Net cash provided by investing activities	4,244,848	70,929
Cash flows from financing activities:
Distributions to Additional Limited Partners	(3,712,684)	—
Net cash used in financing activities	(3,712,684)	—
Net decrease in cash and cash equivalents	(92,660)	(640,913)
Cash and cash equivalents, beginning of year	2,172,240	2,813,153
Cash and cash equivalents, end of year	$2,079,580	$2,172,240

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.Organization

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

The Partnership sold 60,000 units at $1,000 per unit of additional limited partner interest through a public offering.  The offering period was terminated in January 1984.  As of December 31, 2012, 118 units of limited partner interest had been abandoned.

b.           Method of accounting

The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America("GAAP").

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

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS- CONTINUED

December 31, 2012 and 2011

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

As of December 31, 2012 and 2011, the Partnership's share of cumulative losses for zero and two of the Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $0 and $9,096,274, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. The Partnership’s carrying value is zero and the equity method has been suspended for the following Local Partnerships as of December 31, 2011: Monterey/Hillcrest and Villa Mirage II.

Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

e.           Deferred costs

Acquisition fees and property purchase costs incurred for services rendered to acquire the Local Partnerships are amortized over 30 years using the straight-line method, beginning upon commencement of operations of the Local Partnerships. The Partnership regularly assesses deferred costs for the existence of impairment in conjunction with the assessment of its investment in Local Partnerships. Amortization expense for the years ended December 31, 2012 and 2011 was $1,696 and $4,188, respectively.  Estimated amortization expense for each of the ensuing years through December 31, 2014 is $1,587, and $755, respectively.

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

Accounting guidance conveys how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The guidance requires the evaluation of tax positions taken in the course of preparing the Partnership's tax returns to determine whether tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-than-likely-not threshold would be recognized as a tax expense in the current year. For the year ended December 31, 2012, the Partnership did not recognize any interest or penalties related to the income taxes in its financial statements. Generally, the tax returns filed with the various taxing authorities

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS- CONTINUED

December 31, 2012 and 2011

remain available for audit subject to statutes of limitation specific to those jurisdictions. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

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

1.Level 1 Inputs -- quoted prices in active markets for identical assets of liabilities.
2.Level 2 Inputs -- observable inputs other than quoted prices in active markets for identical assets and liabilities.
3.Level 3 Inputs -- unobservable inputs.

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

j.           Impairment analysis

The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  Impairment for investments in partnerships is determined by review of the performance of the underlying asset and expected proceeds from the sale of the investment.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss. During 2012, an impairment loss of $605,612 was recognized (see Note 2b).

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

Since the approval of the Plan by the Unit holders, the Partnership has continued to seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS- CONTINUED

December 31, 2012 and 2011

Partner, and distribute the remaining assets as set forth in the Partnership Agreement. Numerous variables, including adverse general economic conditions, as well as, Local Partnership agreements and regulatory restrictions impact the ability and timing of effectuating the sale of certain properties owned by the Local Partnerships or the Partnership’s interests in the Local Partnerships.  The Managing General Partner continues to explore strategies that will result in the liquidation of the Partnership at terms advantageous to the Partnership.  There can be no assurance that the Liquidation will be completed pursuant to the Plan. Because the liquidation of the Partnership was not imminent, as of December 31, 2012, the financial statements are presented assuming the Partnership will continue as a going concern.

l.           Allocation of net income (loss)

Net income (loss) is allocated based on respective partnership interest or units outstanding.  The Partnership has no dilutive interests.

m.           Subsequent events

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes. Management evaluated the activity of the Partnership and concluded that no subsequent events have occurred that would require recognition in the financial statements. Subsequent events which require disclosure in the notes to the financial statements are disclosed in Note 2b.

n. Recent accounting pronouncements

In September 2011, the FASB issued Accounting Standard Updated (ASU) No. 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". This update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards ("IFRS"). This ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Partnership adopted this updated as of January 1, 2012 and the adoption did not have a material impact on the Partnership's results of operations, financial position, or cash flows during the year ended December 31, 2012.

2.           INVESTMENTS IN PARTNERSHIPS

a.           Due on investments in partnerships and accrued interest payable

As of December 31, 2012 and 2011, the Partnership held limited partner interests in one and four Local Partnerships which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income.

Due on investments in partnerships includes $119,544 due to a previous owner related to Meadow Lanes at December 31, 2012 and 2011; accrued interest payable thereon was $33,976 at December 31, 2012 and 2011.  These amounts are schedule to be paid upon the occurrence of certain specific events, as outlined in the note agreement.  At December 31, 2012, the Partnership is in dispute with the previous owner regarding amounts owed under the note agreement.  Management cannot determine the outcome of the dispute at this time.  Accordingly, the financial statements do not reflect any adjustment due to the uncertainty.

b.           Sales and Pending Sale of Local Limited Partnerships

Villa Mirage I and Villa Mirage II

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS- CONTINUED

December 31, 2012 and 2011

On November 15, 2011, the general partners of Villa Mirage I, a California limited partnership, and Villa Mirage II, a California limited partnership, entered into a contract with an unaffiliated third party to sell their properties for an aggregate sale price of $6,500,000. On September 27, 2012, the sale of the properties closed. The investment balance in the Local Partnerships at the time of sale was $195,662. Of the $1,903,349 of proceeds received as a result of the sale, a disposition fee was paid to the managing general partner in the amount of $325,000. The disposition fee was netted against the related gain on disposition of property.

A gain of $1,382,687 was recorded as a result of the sale of Villa Mirage I and Villa Mirage II.

Monterey/Hillcrest

On September 29, 2011, the general partners of Pebble Valley Housing Partners Limited Partnership, a Wisconsin limited partnership, entered into a contract with an unaffiliated third party to sell its property (Monterey/Hillcrest) and the transaction closed on January 31, 2012.  The sales price was $18,920,000 and proceeds received totaled $3,611,288. The investment balance in the Local Partnership was $0 at December 31, 2011. Net unamortized acquisition costs and property purchase costs of $3,656 were written off and netted against the gain on sale of property. A disposition fee of $946,000 was paid to the managing general partner. The disposition fee was netted against the related gain on disposition of property.

A gain of $2,661,632 was recorded as a result of the sale of Monterey/Hillcrest.

Meadow Lanes

The Partnership has been notified by the general partners of Meadow Lanes–II Associates Limited Dividend Housing Association Limited Partnership, a Michigan limited partnership, that an agreement to sell its property to an unaffiliated third party has been reached and that a contract to memorialize the agreement has been signed.  It is expected that the sale will be consummated during the second quarter of 2013. It is anticipated that all sale proceeds will be used to satisfy Local Partnership obligations and any remaining funds available will be distributed to partners in accordance with the Meadow Lanes–II Associates Limited Dividend Housing Association Limited Partnership Agreement.  There can be no assurance that the sale transaction contemplated will be consummated upon the terms and conditions anticipated or at all.

On June 18, 2012, the Local Partnership entered into a purchase and sale agreement to sell Meadow Lanes Apartments for $2,900,000. The Partnership's investment basis in this Local Partnership (including deferred costs of $2,342) at December 31, 2012 was $3,190,427. The Partnership expects to receive $2,594,816 as a result of the sale. The difference between the investment basis at December 31, 2012 and expected proceeds is $605,612. This amount represents the impairment loss on the statements of operations.

In the event the transaction contemplated above is consummated, the Partnership will be liquidated.

c.           Interests in profits, losses and cash distributions made by Local Partnerships

The Partnership has a 98.00% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the “Agencies”) of each Local Partnership.  An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership.  As stipulated by the Local Partnerships’ partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any.    During 2011, the Partnership received total distributions of $70,929.  Of this amount, $59,394 was applied to a Partnership tax liability, which was paid at the Local Partnership level.  The remaining amount of $11,535 was received in the form of a cash distribution.  During 2012, the Partnership received total distributions of $11,211. As of December 31, 2012 and 2011, one and two, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $137,854 and $402,802, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

The cash distributions to the Partnership from the operations of the Local Partnerships may be limited by the Agencies’ regulations.  Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS- CONTINUED

December 31, 2012 and 2011

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

d.    Advances to Local Partnerships

During the year ended December 31, 2009, the Partnership advanced a total of $61,680 to Pebble Valley Housing Partners Ltd. Partnership (Monterey/Hillcrest) for non-resident withholding taxes paid on behalf of the Partnership. On April 14, 2010, the Partnership advanced $13,686 to Monterey/Hillcrest for non-resident withholding taxes paid on behalf of the Partnership. For financial statement purposes, the advances were charged off by the Partnership as a result of losses at the Local Partnership level during prior years. In October 2009, $66,300 was advanced to Villa Mirage II, Limited Partnership for the purpose of funding operation deficits. On February 8, 2012, the Partnership advanced $10,000 to Villa Mirage II Limited Partnership for the issuance of a prepayment letter, as required by CalHFA. For financial statement purposes, the advances were charged off by the Partnership as a result of losses at the Local Partnership level during prior years. Both of these advances were repaid in full on September 27, 2012 and are included in other income on the statements of operations.

On February 8, 2012, the Partnership advanced $10,000 to Villa Mirage I Limited Partnership for the issuance of a prepayment letter, as required by CalHFA. On September 27, 2012, this advance was repaid in full.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS- CONTINUED

December 31, 2012 and 2011

e.           Summarized financial information

The balance sheet for the Local Partnership in which the Partnership is invested as of December 31, 2012, and the combined statements of operations for the four Local Partnerships, in which the Partnership is invested during the year ended December 31, 2012, follow.  The balance sheet information is presented for one Local Partnership which has investment basis (equity method). The combined statements of operations is presented separately for two Local Partnerships which has investment basis (equity method) and for two Local Partnerships for which the Partnership's carrying value was zero (equity method suspended).

BALANCE SHEET
December 31, 2012

	Equity Method
Number of Local Partnerships	1	(a)

Rental property, at cost, net of accumulated depreciation of $4,463,501	$1,144,413
Land	168,760
Other assets	2,198,576

Total assets	$3,511,749

Mortgage notes payable	$251,830
Other liabilities	41,890
Due to general partners	—
Total liabilities	293,720

Partners' capital	3,218,029

Total liabilities and partners' capital	$3,511,749
__________________________________
    (a)          Meadow Lanes

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS- CONTINUED

December 31, 2012 and 2011

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2012

	Equity Method		Suspended		Total
Number of Local Partnerships	2	(a)	2	(b)	4

Revenue:
Rental	$1,242,632		$633,793		1,876,425
Other	214,957		27,295		242,252

Total revenue	1,457,589		661,088		2,118,677

Expenses:
Operating and other	869,862		445,427		1,315,289
Interest	(18,090)		110,057		91,967
Depreciation and amortization	267,553		1,713		269,266

Total expenses	1,119,325		557,197		1,676,522

Net income	$338,264		$103,891		$442,155

Cash distribution
Cash distribution recorded as reduction of investments in partnerships	$11,211		$—		$11,211
Partnership’s share of Local Partnership net income	$331,497		$—		$331,497
Advances to Local Partnerships	—		(10,000)		(10,000)
Share of income from partnerships	$331,497		$(10,000)		$321,497

(a) Meadow Lanes; Villa Mirage I (operations through dates of sales)
(b) Monterey/Hillcrest (operations through date of sale); Villa Mirage II (operations through date of sale)

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS- CONTINUED

December 31, 2012 and 2011

Combined balance sheets and combined statements of operations for the four Local Partnerships in which the Partnership is invested as of December 31, 2011, follow. The information is presented separately for two Local Partnerships which have investment basis (equity method), and for two Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

COMBINED BALANCE SHEETS
December 31, 2011

	Equity Method		Suspended		Total
Number of Local Partnerships	2	(a)	2	(b)	4
Rental property, at cost, net of accumulated depreciation of $4,236,640 and $2,948,051, respectively	$1,101,086		$10,426		$1,111,512
Land	432,415		237,909		670,324
Other assets	2,422,446		5,466,901		7,889,347

Total assets	$3,955,947		$5,715,236		$9,671,183

Mortgage notes payable	$1,243,492		$13,084,259		$14,327,751
Other liabilities	476,752		1,482,250		1,959,002
Due to general partners	1,183,533		1,470,716		2,654,249

Total liabilities	2,903,777		16,037,225		18,941,002

Partners' capital (deficit)	1,052,170		(10,321,989)		(9,269,819)

Total liabilities and partners' capital
(deficit)	$3,955,947		$5,715,236		$9,671,183

________________________________
(a)          Meadow Lanes; Villa Mirage I
(b)          Monterey/Hillcrest; Villa Mirage II

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS- CONTINUED

December 31, 2012 and 2011

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2011

	Equity Method		Suspended		Total
Number of Local Partnerships	2	(a)	2	(b)	4
Revenue:
Rental	$1,372,972		$3,449,932		$4,822,904
Other	206,948		219,414		426,362

Total revenue	1,579,920		3,669,346		5,249,266

Expenses:
Operating and other	1,062,690		2,123,914		3,186,604
Interest	33,968		789,475		823,443
Depreciation and amortization	239,712		483,435		723,147

Total expenses	1,336,370		3,396,824		4,733,194

Net income	$243,550		$272,522		$516,072

Cash distributions	$11,535		$59,394		$70,929

Cash distribution recorded as reduction of investments in partnerships	$11,535		$—		$11,535

Cash distribution recorded as share of income from partnerships	$—		$59,394		$59,394

Partnership’s share of Local Partnership net income	238,679		—		238,679

Share of income from partnerships	$238,679		$59,394		$298,073

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS- CONTINUED

December 31, 2012 and 2011

A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income follows:

	For the years ended December 31,
	2012	2011
Financial statement net income	$442,155	$516,072
Differences between financial statement and tax depreciation, amortization, and other items	21,664,034	221,901
Taxable income	$22,106,189	$737,973

f.           Investment Reconciliation

The following is a reconciliation of investments in partnerships at December 31, 2012 and 2011:

Investments in partnerships at January 1, 2011:	$2,836,317
Share of income from partnerships	298,073
Distribution from partnerships	(70,929)

Investments in partnerships at December 31, 2011:	3,063,461

Share of income from partnerships	321,497
Advance to Local Partnership	20,000
Disposition of Villa Mirage	(195,662)
Repayment of advance to Local Partnership	(10,000)
Impairment loss	(605,612)
Distribution from partnerships	(11,211)

Investments in partnerships at December 31, 2012:	$2,582,473

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

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS- CONTINUED

December 31, 2012 and 2011

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the years ended December 31, 2012 and 2011, the Partnership paid $119,207 and $171,857, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the years ended December 31, 2012 and 2011, the Partnership paid $149,301 and $94,712, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid.  The amount of the Management Fee shall be equal to 0.25% of the original invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:

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

For each of the years ended December 31, 2012 and 2011, the Partnership paid the Managing General Partner a Management Fee of $300,000.

In accordance with the terms of the Partnership agreement, the managing general partner and/or its affiliates may receive a fee of not more than five percent of the sale price of an investment in Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain distributions to limited partners. During the year ended December 31, 2012, disposition fees totaling $1,271,000 were paid to the managing general partner.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS- CONTINUED

December 31, 2012 and 2011

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

(viii)the remainder,12% to the General Partners (or their assignees), 3% to the Special Limited Partner and 85% to the Initial and Additional Limited Partners (or their assignees).

Fees payable to certain general partners (or their designees) under (vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or six percent of the sale price of the apartment properties.

Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, one percent to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement.  On November 30, 2012, the Partnership paid a cash distribution of $3,712,684 ($62 per Unit) to the Limited Partners who were holders of record as of September 30, 2012.

As defined in the Partnership Agreement, after the payment of distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the year ended December 31, 2011.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS- CONTINUED

December 31, 2012 and 2011

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

A reconciliation of the Partnership's financial statement net income (loss) to taxable income (loss) follows.

	For the years ended December 31,
	2012	2011
Financial statement net income (loss)	$3,161,744	$(448,182)
Adjustments:
Differences between financial statement net income and
taxable income related to the Partnership’s equity in
the Local Partnerships' income or losses and
accrued expenses	(470,218)	431,051
Differences between financial statement
gain and taxable gain from the sale or
transfer of properties	16,080,455	—
Impairment loss	605,612	—
Costs amortized over a shorter period
for income tax purposes	1,696	4,188
Taxable income (loss)	$19,379,289	$(12,943)

6.            CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains four cash accounts with two banks. As of December 31, 2012, the portion of the cash balances in excess of FDIC limits was $1,595,391.

7.    SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of December 31, 2012 and 2011 or net income for the years then ended. The following financial information represents the performance of this Local Partnership for the years ended December 31, 2012 and 2011.

Meadow Lanes	2012	2011
Total Assets	$3,511,749	$3,449,214
Total Liabilities	293,720	458,609
Revenue	1,025,611	1,116,792
Net Income	238,864	206,073