Form 10-Q
period 2013-06-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2013-08-14
CIK 722833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Yes           ☐           No           ☑
The units of limited partner interest of the Registrant are not traded in any market.  Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price. As of August 14, 2013, the issuer had 59,882 outstanding units of limited partner interest.

PART III

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2013	2012
Investments in partnerships	$2,592,509	$2,582,473
Cash and cash equivalents	1,725,364	2,079,580
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $21,281 and $20,922, respectively	249	608
Property purchase costs,
net of accumulated amortization of $28,119 and $27,630, respectively	1,245	1,734
Total assets	$4,319,367	$4,664,395

LIABILITIES AND PARTNERS' CAPITAL

Due on investments in partnerships	$119,544	$119,544
Accrued interest payable	33,976	33,976
Accounts payable and accrued expenses	53,286	36,063
Total liabilities	206,806	189,583
Partners' capital
Capital paid-in:
General Partners	2,000	2,000
Limited Partners	60,001,500	60,001,500
	60,003,500	60,003,500
Less:
Accumulated distributions to partners	(31,184,819)	(31,184,819)
Offering costs	(6,156,933)	(6,156,933)
Accumulated losses	(18,549,187)	(18,186,936)
Total partners' capital	4,112,561	4,474,812
Total liabilities and partners' capital	$4,319,367	$4,664,395

The accompanying notes are an integral part
of these condensed financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED LOSSES
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Share of (loss) income from partnerships	$(7,276)	$67,637	$51,245	$117,306
Other revenue and expenses
Revenue:
Gain on disposition of properties	—	—	—	2,744,452
Interest and other	731	2,809	2,049	6,395
	731	2,809	2,049	2,750,847
Expenses:
General and administrative	90,816	77,682	162,400	149,763
Management fee	75,000	75,000	150,000	150,000
Professional fees	49,088	45,413	61,088	93,813
Amortization of deferred costs	424	424	848	848
Impairment loss	—	—	41,209	433,190
	215,328	198,519	415,545	827,614

Total other revenue and expenses	(214,597)	(195,710)	(413,496)	1,923,233

Net (loss) income	(221,873)	(128,073)	(362,251)	2,040,539

Accumulated losses, beginning of period	(18,334,591)	(19,180,068)	(18,186,936)	(21,348,680)
Accumulated losses, end of period	$(18,549,187)	$(19,308,141)	$(18,549,187)	$(19,308,141)

Net (loss) income allocated to General Partners (1.51%)	$(3,351)	$(1,934)	$(5,470)	$30,812

Net (loss) income allocated to Initial and
Special Limited Partners (1.49%)	$(3,306)	$(1,908)	$(5,398)	$30,404

Net (loss) income allocated to Additional Limited Partners (97%)	$(215,217)	$(124,231)	$(351,383)	$1,979,323

Net (loss) income per unit of Additional Limited Partner Interest based on 59,882 units outstanding	$(3.59)	$(2.07)	$(5.87)	$33.05

The accompanying notes are an integral part
of these condensed financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(362,251)	$2,040,539
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Share of income from partnerships	(51,245)	(117,306)
Amortization of deferred costs	848	848
Gain on disposition of property	—	(2,744,452)
Impairment loss	41,209	433,190
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	17,223	26,327
Net cash used in operating activities	(354,216)	(360,854)

Cash flows from investing activities:
Proceeds from disposition of investment in partnerships	—	3,611,288
Disposition fee paid	—	(946,000)
Advance to Local Partnership	—	(20,000)
Net cash provided by investing activities	—	2,645,288

Net (decrease) increase in cash and cash equivalents	(354,216)	2,284,434
Cash and cash equivalents, beginning of period	2,079,580	2,172,240
Cash and cash equivalents, end of period	$1,725,364	$4,456,674

The accompanying notes are an integral part
of these condensed financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013 and 2012
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors-III Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983, and shall continue until December 31, 2037, unless sooner dissolved in accordance with the terms of the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) that own and operate federal or state government-assisted apartment properties, which provide housing principally to the elderly or to individuals and families of low or moderate income, or conventionally financed apartment properties, located throughout the United States. The Partnership originally made investments in thirty-seven Local Partnerships. As of June 30, 2013, the Partnership retained investment in one Local Partnership, owning one apartment complex.

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

The Partnership sold 60,000 units at $1,000 per unit of additional limited partner interest through a public offering.  The offering period was terminated in January 1984.  As of June 30, 2013, 118 units of limited partner interest had been abandoned.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions     to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K at December 31, 2012. The balance sheet amounts at December 31, 2012 are compiled from the Partnership's Annual Report on Form 10-K at December 31, 2012.

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of June 30, 2013, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2013 and 2012. The results of operations for the interim period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

3.	PLAN OF LIQUIDATION

On November 21, 2005, the General Partners recommended that the limited partners approve a plan of liquidation and dissolution for the partnership, or the "Plan". The Plan was approved by the limited partners on January 20, 2006. Currently, the one remaining Property in which the Partnership is invested through its investments in the Local Partnerships is under contract for sale. There can be no assurance as to when the liquidation and dissolution of the partnership will be completed, but it is anticipated that the process will be completed prior to December 31, 2013. Liquidation is not imminent, and as such, we have not prepared these financial statements under the liquidation basis of accounting. Because the liquidation of the Partnership was not imminent as of June 30, 2013, the condensed financial statements are presented assuming the Partnership will continue as a going concern.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS- CONTINUED

June 30, 2013 and 2012
(Unaudited)

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At June 30, 2013 and 2012, the Partnership had limited partnership equity interests in one and four Local Partnerships, owning one and three apartment complexes, respectively.

During the first quarter of 2012, the Local Partnership owning Monterey/Hillcrest sold both of it's properties. The Local Partnership was terminated as of December 31, 2012.

On June 18, 2012, the Local Partnership entered into a purchase and sale agreement to sell Meadow Lanes Apartments for $2,900,000. It is expected that the sale will be consummated during the third quarter of 2013. It is anticipated that all sale proceeds will be used to satisfy Local Partnership obligations and any remaining funds available will be distributed to partners in accordance with the Meadow Lanes - II Associates Limited Dividend Housing Association Limited Partnership Agreement. There can be no assurance that the sale transaction contemplated will be consummated upon the terms and conditions anticipated or at all. The Partnership's investment basis in this Local Partnership at June 30, 2013 and December 31, 2012 was $2,633,718 and $2,582,473. The Partnership expects to received $2,592,509 as a result of the sale. The difference between the investment basis at June 30, 2013 and expected proceeds is $41,209. This amount represents the impairment loss on the condensed statements of operations and accumulated losses.

In the event the transaction contemplated above is consummated, the Partnership will be liquidated.

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At June 30, 2013 and 2012, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

Combined statements of operations for the Local Partnership in which the Partnership was invested as of June 30, 2013 and the four Local Partnerships in which the Partnership was invested as of June 30, 2012 follow. The combined statements are compiled from information supplied by the management agent of the Local Partnership properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the partnership's share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS- CONTINUED

June 30, 2013 and 2012
(Unaudited)

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended
	June 30,
	2013			2012
	Equity Method		Suspended	Equity Method		Suspended
Number of Local Partnerships	1	(a)	—	2	(b)	2	(c)

Revenue:
Rental	$405,110		$—	$699,356		$494,302
Other	7,557		—	12,218		19,087

Total revenue	412,667		—	711,574		513,389

Expenses:
Operating and other	265,669		—	448,390		259,728
Interest (income) expense	(38,168)		—	16,984		100,698
Depreciation and amortization	132,874		—	119,856		39,653

Total expenses	360,375		—	585,230		400,079

Net income	$52,292		$—	$126,344		$113,310

Partnership’s share of Local Partnership net income	$51,245		$—	$127,306		$—
Advances to Local Partnerships	—		—	—		(10,000)
Share of income from partnerships	$51,245			$127,306
__________________________________________

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS- CONTINUED

June 30, 2013 and 2012
(Unaudited)

	For the three months ended
	June 30,
	2013			2012
	Equity Method		Suspended	Equity Method		Suspended
Number of Local Partnerships	1	(a)	—	2	(b)	2	(c)

Revenue:
Rental	$201,342		$—	$356,113		$130,182
Other	(45,078)		—	(39,519)		378

Total revenue	156,264		—	316,594		130,560

Expenses:
Operating and other	116,335		—	182,717		24,341
Interest (income) expense	(19,084)		—	8,492		22,345
Depreciation and amortization	66,437		—	59,928		582

Total expenses	163,688		—	251,137		47,268

Net (loss) income	$(7,424)		$—	$65,457		$83,292

Partnership’s share of Local Partnership net (loss) income	$(7,276)		$—	$67,637		$—
Share of (loss) income from partnerships	$(7,276)			$67,637

__________________________________________
(a) Meadow Lanes
(b) Meadow Lanes; Villa Mirage I
(c) Monterey/Hillcrest (operations through date of sale); Villa Mirage II

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of June 30, 2012, the Partnership's share of cumulative losses to date for two of four Local Partnerships exceeded amount of the Partnership's investments in and advances to those Local Partnerships by $8,961,364. As of June 30, 2013, the remaining Local Partnership did not have cumulative losses in excess of the Partnership's investment. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS- CONTINUED

June 30, 2013 and 2012
(Unaudited)

b.           Due on investments in partnerships and accrued interest payable

Due on investment in partnership includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both June 30, 2013 and December 31, 2012; accrued interest payable thereon was $33,976 at both June 30, 2013 and December 31, 2012. These amounts are scheduled to be paid upon the occurrence of certain specific events, as outlined in the note agreement. At June 30, 2013 and December 31, 2012, the Partnership is in dispute with the previous owner regarding amounts owed under the note agreement. Management cannot determine the outcome of the dispute at this time. Accordingly, the condensed financial statements do not reflect any adjustment due to the uncertainty.

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

Meadow Lanes

On June 18, 2012, the Local Partnership entered into a purchase and sale agreement to sell Meadow Lanes Apartments for $2,900,000. It is expected that the sale will be consummated during the third quarter of 2013. It is anticipated that all sale proceeds will be used to satisfy Local Partnership obligations and any remaining funds available will be distributed to partners in accordance with the Meadow Lanes–II Associates Limited Dividend Housing Association Limited Partnership Agreement.  There can be no assurance that the sale transaction contemplated will be consummated upon the terms and conditions anticipated or at all. The Partnership's investment basis in this Local Partnership at June 30, 2013 and December 31, 2012 was $2,633,718 and $2,582,473. The Partnership expects to receive $2,592,509 as a result of the sale. The difference between the investment basis at June 30, 2013 and expected proceeds is $41,209. This amount represents the impairment loss on the statements of operations.

In the event the transaction contemplated above is consummated, the Partnership will be liquidated.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS- CONTINUED

June 30, 2013 and 2012
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

e.    Investment Reconciliation

The following reconciliation of investments in partnership at June 30, 2013:

Investments in partnerships at December 31, 2012:	$2,582,473

Share of income from partnership	51,245
Impairment loss	(41,209)

Investments in partnership at June 30, 2013:	$2,592,509

5.     RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership. Payroll expenses are reimbursed at a factor of 1.75 times base salary. For the three and six month periods ended June 30, 2013, the Partnership paid $20,229 and $45,775, respectively, and $28,905 and $55,540 for the three and six month periods ended June 30, 2012, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership. These are reimbursed comparable to third party service charges. For the three and six month periods ended June 30, 2013, the Partnership paid $39,188 and $76,768, respectively, and $36,729 and $70,941 for the three and six month periods ended June 30, 2012 to the Managing General Partner or its affiliates for these services. Such reimbursed expenses are included in the accompanying condensed statements of operations and accumulated losses as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $75,000 for each of the three month periods ended June 30, 2013 and 2012.

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

6.    CASH DISTRIBUTIONS

There were no cash distributions for the three and six month periods ended June 30, 2013.

For the six month period ended June 30, 2012, the Partnership received a distribution totaling $3,611,288 related to the sale of the Monterey/Hillcrest properties. This amount is included in gain on disposition of investment in partnerships on the condensed statements of operations and accumulated losses.

7.    CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains one cash account at SunTrust Bank and three cash accounts at Eagle Bank. As of June 30, 2013, the uninsured portion of the cash balances was $1,368,081.

8.    SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of June 30, 2013 and 2012 or net income (loss) for the three-month periods then ended. The following financial information represents the performance of this Local Partnership for the six-month periods ended June 30, 2013 and 2012. The financial information consists of estimates based on the audited financial statements of the Local Partnerships at December 31, 2012 and these estimates are unaudited.

Meadow Lanes	2013	2012
Total Assets	$3,888,464	$3,574,383
Total Liabilities	262,557	433,329
Revenue	412,667	253,636
Net Income	52,292	51,518

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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's Annual Report on Form 10-K at December 31, 2012. The Partnership accounts for its investments in partnership (Local Partnership) by the equity method because the Partnership is a limited partner in the Local Partnership. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnership. The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

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

The Partnership does not consolidate the Partnership's interest in this VIE under this guidance, as it is not considered to be the primary beneficiary.  Accounting guidance requires continued reconsideration as to the consideration of the primary beneficiary. The Partnership currently records the amount of its investment in this partnership as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

The Partnership's balance in investment in this Local Partnership represents its maximum exposure to loss.  The Partnership's exposure to loss on this partnership is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners.

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $1,725,364 as of June 30, 2013, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 14, 2013, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three and six month periods ended June 30, 2013, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $354,216 during the six month period ended June 30, 2013, primarily due to normal operating expenses.
Results of Operations

The Partnership's had a net loss for the six month period ended June 30, 2013 compared to net income for six month period ended June 30, 2012, primarily due to the gain recorded on the disposition of Monterrey/Hillcrest in 2012.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnership, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2012 did not include income of $81,806 and $111,224, respectively, compared to excluded losses of $0 for both the three and six month periods ended June 30, 2013.

On June 18, 2012, the Local Partnership entered into a purchase and sale agreement to sell Meadow Lanes Apartments for $2,900,000. The Partnership's investment basis in this Local Partnership at June 30, 2013 was $2,633,718. The Partnership expects to receive $2,592,509 as a result of the sale. The difference between the investment basis at June 30, 2013 and expected proceeds is $41,209. This amount represents the impairment loss on the condensed statements of operations.

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

No other significant changes in the Partnership's operations have taken place during the three and six month periods ended June 30, 2013.

Plan of Liquidation and Dissolution

On November 21, 2005, the General Partners recommended that the limited partners approve a plan of liquidation and dissolution for the Partnership.  The plan of liquidation and dissolution was approved by the limited partners on January 20, 2006.  Currently, the one remaining Property in which the Partnership is invested through its investments in the Local Partnerships is under contract for sale.  The Villa Mirage I and Villa Mirage II property sales closed September 27, 2012.  The Meadow Lanes property sale is anticipated to close in the third quarter of 2013.  Following the successful closing of the Meadow Lanes property sale, the Local Partnership, in which the Partnership is invested, will be dissolved and terminated at which time the General Partner will commence the dissolution and termination of the Partnership.  There can be no assurance as to when the liquidation and dissolution of the Partnership will be completed but it is anticipated that the process will be completed prior to December 31, 2013.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.     MINE SAFETY DISCLOSURES

None.

Item 5.    OTHER INFORMATION

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2013, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2013.

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

CAPITAL REALTY INVESTORS-III
LIMITED PARTNERSHIP
(Registrant)

August 14, 2013	by:	/s/ William B. Dockser
DATE		William B. Dockser,
Director, Chairman of the Board
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 14, 2013	by:	/s/ H. William Willoughby
DATE		H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer