Form 10-Q
period 2013-09-30
CAPITAL REALTY INVESTORS III LTD PARTNERSHIP
filed 2013-11-14
CIK 722833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Yes           ☐           No           ☑
The units of limited partner interest of the Registrant are not traded in any market.  Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price. As of November 14, 2013, the issuer had 59,882 outstanding units of limited partner interest.

PART III

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2013	2012
Investments in and receivable from partnerships	$2,719,001	$2,582,473
Cash and cash equivalents	1,428,274	2,079,580
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $0 and $20,922, respectively	—	608
Property purchase costs,
net of accumulated amortization of $0 and $27,630, respectively	—	1,734
Total assets	$4,147,275	$4,664,395

LIABILITIES AND PARTNERS' CAPITAL

Due on investments in partnerships	$119,544	$119,544
Accrued interest payable	33,976	33,976
Accounts payable and accrued expenses	31,190	36,063
Total liabilities	184,710	189,583

Commitments and contingencies	—	—

Partners' capital:
Capital paid-in:
General Partners	2,000	2,000
Limited Partners	60,001,500	60,001,500
	60,003,500	60,003,500
Less:
Accumulated distributions to partners	(31,184,819)	(31,184,819)
Offering costs	(6,156,933)	(6,156,933)
Accumulated losses	(18,699,183)	(18,186,936)
Total partners' capital	3,962,565	4,474,812
Total liabilities and partners' capital	$4,147,275	$4,664,395

The accompanying notes are an integral part
of these condensed financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED LOSSES
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Share of income from partnerships	$126,492	$50,610	$136,528	$167,916
Other revenue and expenses
Revenue:
(Loss) gain on disposition of property, net of disposition fee	(146,070)	849,033	(146,070)	3,593,485
Interest and other	3,377	93,548	5,426	99,943
	(142,693)	942,581	(140,644)	3,693,428
Expenses:
General and administrative	46,371	93,259	208,771	243,022
Management fee	75,000	75,000	225,000	225,000
Professional fees	12,000	48,500	73,088	142,313
Amortization of deferred costs	424	424	1,272	1,272
Impairment loss	—	—	—	433,190
	133,795	217,183	508,131	1,044,797

Total other revenue and expenses	(276,488)	725,398	(648,775)	2,648,631

Net (loss) income	(149,996)	776,008	(512,247)	2,816,547

Accumulated losses, beginning of period	(18,549,187)	(19,308,141)	(18,186,936)	(21,348,680)
Accumulated losses, end of period	$(18,699,183)	$(18,532,133)	$(18,699,183)	$(18,532,133)

Net (loss) income allocated to General Partners (1.51%)	$(2,265)	$11,718	$(7,735)	$42,530

Net (loss) income allocated to Initial and
Special Limited Partners (1.49%)	$(2,235)	$11,562	$(7,632)	$41,967

Net (loss) income allocated to Additional Limited Partners (97%)	$(145,496)	$752,728	$(496,880)	$2,732,050

Net (loss) income per unit of Additional Limited Partner Interest based on 59,882 units outstanding	$(2.43)	$12.57	$(8.30)	$45.62

The accompanying notes are an integral part
of these condensed financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	(512,247)	$2,816,547
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Share of income from partnerships	(136,528)	(167,916)
Amortization of deferred costs	1,272	1,272
Loss (gain) on disposition of property	146,070	(3,593,485)
Impairment loss	—	433,190
Changes in assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(4,873)	48,267
Net cash used in operating activities	(506,306)	(462,125)

Cash flows from investing activities:
Proceeds from disposition of investment in property	—	4,485,788
Disposition fee paid	(145,000)	(946,000)
Advance to Local Partnership	—	(20,000)
Repayment of advances to Local Partnerships		10,000
Receipt of distribution from Local Partnership	—	11,211
Net cash (used in) provided by investing activities	(145,000)	3,540,999

Net (decrease) increase in cash and cash equivalents	(651,306)	3,078,874
Cash and cash equivalents, beginning of period	2,079,580	2,172,240
Cash and cash equivalents, end of period	$1,428,274	$5,251,114

The accompanying notes are an integral part
of these condensed financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013 and 2012
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors-III Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on June 27, 1983, and shall continue until December 31, 2037, unless sooner dissolved in accordance with the terms of the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) that own and operate federal or state government-assisted apartment properties, which provide housing principally to the elderly or to individuals and families of low or moderate income, or conventionally financed apartment properties, located throughout the United States. The Partnership originally made investments in thirty-seven Local Partnerships. As of September 30, 2013, the Partnership retained investment in one Local Partnership, owning no apartment complexes.

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

The Partnership sold 60,000 units at $1,000 per unit of additional limited partner interest through a public offering.  The offering period was terminated in January 1984.  As of September 30, 2013, 118 units of limited partner interest had been abandoned.

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

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of September 30, 2013, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2013 and 2012. The results of operations for the interim period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncement
In April 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-07 to improve consistency and comparability of financial reporting in the area of liquidation accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting and provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The ASU is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and is applied prospectively from the day liquidation becomes imminent. Early adoption is permitted. The Partnership has elected to adopt this ASU on July 1, 2013. The adoption of this ASU did not have a material affect on the Partnership.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS- CONTINUED

September 30, 2013 and 2012
(Unaudited)

3.	PLAN OF LIQUIDATION

On November 21, 2005, the General Partners recommended that the limited partners approve a plan of liquidation and dissolution for the partnership, or the "Plan". The Plan was approved by the limited partners on January 20, 2006.

Currently, all properties in which the Partnership had invested through its investments in the Local Partnerships have been sold. There can be no assurance as to when the liquidation and dissolution of the Partnership will be completed, but it is anticipated that the process will be completed prior to December 31, 2013. Liquidation is imminent as of August 19, 2013, the date Meadow Lanes apartments was sold. However, in accordance with ASU No. 2013-07, the Partnership is a limited life entity whose liquidation follows a plan for liquidation that was specified in the Partnership’s governing documents at the Partnership’s inception. Therefore, the Partnership is not required to present the financial statements on the liquidation basis of accounting.

4.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At September 30, 2013 and 2012, the Partnership had limited partnership equity interests in one and four Local Partnerships, owning zero and three apartment complexes, respectively.

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At September 30, 2013 and 2012, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

Combined statements of operations for the Local Partnership in which the Partnership was invested as of September 30, 2013 and the four Local Partnerships in which the Partnership was invested as of September 30, 2012 follow. The combined statements are compiled from information supplied by the management agent of the Local Partnership properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS- CONTINUED

September 30, 2013 and 2012
(Unaudited)

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended September 30,
	2013				2012
	Equity Method		Suspended	Total	Equity Method		Suspended		Total
Number of Local Partnerships	1	(a)	—	1	2	(b)	2	(c)	4

Revenue:
Rental	$507,408		$—	$507,408	$1,014,163		$615,020		$1,629,183
Other	8,338		—	8,338	18,606		19,805		38,411
Gain on sale of property	2,900,927		—	2,900,927	—		—		—

Total revenue	3,416,673		—	3,416,673	1,032,769		634,825		1,667,594

Expenses:
Operating and other	328,022		—	328,022	647,581		326,612		974,193
Interest (income) expense	(57,251)		—	(57,251)	25,476		123,043		148,519
Depreciation and amortization	199,310		—	199,310	179,784		40,235		220,019

Total expenses	470,081		—	470,081	852,841		489,890		1,342,731

Net income	$2,946,592		$—	$2,946,592	$179,928		$144,935		$324,863

Cash distribution	$—		$—	—	$11,211		$—		$11,211
Partnership’s share of Local Partnership net income	$136,528		$—	$136,528	$177,916		$—		$177,916
Advances to Local Partnerships	—		—	—	—		(10,000)		(10,000)
Share of income from partnerships	$136,528		$—	$136,528	$177,916		$(10,000)		$167,916
__________________________________________

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS- CONTINUED

September 30, 2013 and 2012
(Unaudited)

	For the three months ended
	September 30,
	2013				2012
	Equity Method		Suspended	Total	Equity Method		Suspended		Total
Number of Local Partnerships	1	(a)	—	1	2	(b)	2	(c)	4

Revenue:
Rental	$102,298		$—	$102,298	$314,808		$120,718		$435,526
Other	781		—	781	6,388		718		7,106
Gain on sale of property	2,900,927		—	2,900,927	—		—		—

Total revenue	3,004,006		—	3,004,006	321,196		121,436		442,632

Expenses:
Operating and other	62,353		—	62,353	199,191		66,885		266,076
Interest (income) expense	(19,083)		—	(19,083)	8,492		22,345		30,837
Depreciation and amortization	66,436		—	66,436	59,928		582		60,510

Total expenses	109,706		—	109,706	267,611		89,812		357,423

Net income	$2,894,300		$—	$2,894,300	$53,585		$31,624		$85,209

Cash distribution	$—		$—	$—	$11,211		$—		$11,211
Partnership’s share of Local Partnership net income	$126,492		$—	$126,492	$50,610		$—		$50,610
Share of income from partnerships	$126,492		$—	$126,492	$50,610		$—		$50,610

__________________________________________
(a) Meadow Lanes (operations through date of sale)
(b) Meadow Lanes; Villa Mirage I
(c) Monterey/Hillcrest (operations through date of sale); Villa Mirage II

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of September 30, 2012, the Partnership's share of cumulative losses to date for two of four Local Partnerships exceeded amount of the Partnership's investments in and advances to those Local Partnerships by $8,930,372. As of September 30, 2013, the remaining Local Partnership did not have cumulative losses in excess of the Partnership's investment. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS- CONTINUED

September 30, 2013 and 2012
(Unaudited)

b.           Due on investments in partnerships and accrued interest payable

Due on investment in partnerships includes $119,544 due to a previous owner related to Meadow Lanes Apartments at both September 30, 2013 and December 31, 2012; accrued interest payable thereon was $33,976 at both September 30, 2013 and December 31, 2012. These amounts are scheduled to be paid upon the occurrence of certain specific events, as outlined in the note agreement. At September 30, 2013 and December 31, 2012, the Partnership is in dispute with the previous owner regarding amounts owed under the note agreement. Management cannot determine the outcome of the dispute at this time. Accordingly, the condensed financial statements do not reflect any adjustment due to the uncertainty.

c.    Completed Sales

Villa Mirage I and Villa Mirage II

On November 15, 2011, the general partners of Villa Mirage I, a California limited partnership, and Villa Mirage II, a California limited partnership, entered into a contract with an unaffiliated third party to sell their properties for an aggregate sale price of $6,500,000. On September 27, 2012, the sale of the properties closed. The investment balance in the Local Partnerships at the time of sale was $214,467. Of the $1,388,500 of proceeds received as a result of the sale, a disposition fee was paid to the managing general partner in the amount of $325,000. The disposition fee was netted against the related gain on disposition of property.

A gain of $849,033 was recorded during the three months ended September 30, 2012 as a result of the sale of Villa Mirage I and Villa Mirage II.

Monterey/Hillcrest

On September 29, 2011, the general partners of Pebble Valley Housing Partners Limited Partnership, a Wisconsin limited partnership, entered into a contract with an unaffiliated third party to sell its property (Monterey/Hillcrest) and the transaction closed on January 31, 2012.  The sales price was $18,920,000 and total proceeds amounted to $3,694,108. Proceeds received in February 2012 totaled $3,611,288. The investment balance in the Local Partnership was $0 at December 31, 2011. Net unamortized acquisition costs and property purchase costs of $3,656 were written off and netted against the gain on sale of property. A disposition fee of $946,000 was paid to the managing general partner. The disposition fee was netted against the related gain on disposition of property.

During the three months ended March 31, 2012, a gain of $2,744,452 was recorded as a result of the sale of Monterey/Hillcrest.

Meadow Lanes

On June 18, 2012, the Local Partnership entered into a purchase and sale agreement to sell Meadow Lanes Apartments for $2,900,000. The sale occurred on August 19, 2013. All sale proceeds were used to satisfy Local Partnership obligations and the remaining funds available will be distributed to partners in accordance with the Meadow Lanes–II Associates Limited Dividend Housing Association Limited Partnership Agreement.   The Partnership's investment basis in this Local Partnership at December 31, 2012 was $2,582,473. The Partnership expects to receive $2,719,001 as a result of the sale. Net unamortized acquisition and property purchases costs of $1,070 were written off and a disposition fee of $145,000 was paid to the managing general partner. Both of these amounts are included in the loss on disposition of properties line item on the accompanying condensed statements of operations and accumulated losses.

During the three months ended September 30, 2013, a loss of $146,070 was recorded as a result of the sale of Meadow Lanes.

Subsequent to the the receipt of the distribution related to the sale, the Partnership will be liquidated.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS- CONTINUED

September 30, 2013 and 2012
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

e.    Investment Reconciliation

The following reconciliation of investments in partnership at September 30, 2013:

Investments in and receivable from partnership at December 31, 2012:	$2,582,473

Share of income from partnership	136,528

Investments in and receivable from partnership at September 30, 2013:	$2,719,001

5.     RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership. Payroll expenses are reimbursed at a factor of 1.75 times base salary. For the three and nine month periods ended September 30, 2013, the Partnership paid $19,847 and $65,622, respectively, and $27,003 and $82,543 for the three and nine month periods ended September 30, 2012, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership. These are reimbursed comparable to third party service charges. For the three and nine month periods ended September 30, 2013, the Partnership paid $20,153 and $96,922, respectively, and $52,856 and $123,797 for the three and nine month periods ended September 30, 2012, respectively, to the Managing General Partner or its affiliates for these services. Such reimbursed expenses are included in the accompanying condensed statements of operations and accumulated losses as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner Management Fees of $75,000 and $225,000, for the three and nine month periods ended September 30, 2013 and 2012, respectively.

In accordance with the terms of the Partnership agreement, the Managing General Partner and/or its affiliates may receive a fee of not more than 5% of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions including the achievement of a certain level of sales proceeds and making certain distributions to limited partners. In accordance with the terms of the Partnership agreement, in February 2012, the Managing General Partner was paid a disposition fee of $946,000 related to sale of Monterey/Hillcrest, which was netted against the related gain on the disposition of the property.

CAPITAL REALTY INVESTORS-III LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS- CONTINUED

September 30, 2013 and 2012
(Unaudited)

Additionally, also in accordance with the terms of the Partnership agreement, in August 2013, the Managing General Partner was paid a disposition fee of $145,000 related to the sale of Meadow Lanes, which was included with the loss on disposition of property line item on the accompanying condensed statements of operations and accumulated losses. The fee is based on 5% of the gross sales price of the property sold.

6.    CASH DISTRIBUTIONS

There were no cash distributions for the three and nine month periods ended September 30, 2013.

For the nine month period ended September 30, 2012, the Partnership received a distribution totaling $4,485,788 related to the sale of the Monterey/Hillcrest and Villa Mirage I and II properties. This amount is included in gain on disposition of investment in partnerships on the condensed statements of operations and accumulated losses.

7.    CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains one cash account at SunTrust Bank and three cash accounts at Eagle Bank. As of September 30, 2013, the uninsured portion of the cash balances was $1,063,708.

8.    SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of September 30, 2013 and 2012 or net income (loss) for the three-month periods then ended. The following financial information represents the performance of this Local Partnership for the nine-month periods ended September 30, 2013 and 2012. The financial information consists of estimates based on the audited financial statements of the Local Partnerships at December 31, 2012 and these estimates are unaudited.

Meadow Lanes	2013	2012
Total Assets	$—	$3,685,416
Total Liabilities	—	325,896
Revenue	3,416,673	607,098
Net Income	2,946,591	61,340

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

In April 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-07 to improve consistency and comparability of financial reporting in the area of liquidation accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting and provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The ASU is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and is applied prospectively from the day liquidation becomes imminent. Early adoption is permitted. The Partnership has elected to adopt this ASU on July 1, 2013. The adoption of this ASU did not have a material affect on the Partnership.

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $1,428,274 as of September 30, 2013, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 14, 2013, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three and nine month periods ended September 30, 2013, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $651,306 during the nine month period ended September 30, 2013, primarily due to normal operating expenses.

Results of Operations

The Partnership's had a net loss for the nine month period ended September 30, 2013 compared to net income for nine month period ended September 30, 2012, primarily due to the gain recorded on the disposition of Monterrey/Hillcrest in 2012.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnership, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2012 did not include income of $30,992 and $142,216, respectively, compared to excluded losses of $0 for both the three and nine month periods ended September 30, 2013.

On June 18, 2012, the Local Partnership entered into a purchase and sale agreement to sell Meadow Lanes Apartments for $2,900,000. The Partnership's investment basis in this Local Partnership at December 31, 2012 was $2,582,473. The Partnership expects to receive $2,719,001 as a result of the sale.

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

No other significant changes in the Partnership's operations have taken place during the three and nine month periods ended September 30, 2013.

Plan of Liquidation and Dissolution

On November 21, 2005, the General Partners recommended that the limited partners approve a plan of liquidation and dissolution for the Partnership.  The plan of liquidation and dissolution was approved by the limited partners on January 20, 2006.  The one remaining Property in which the Partnership is invested through its investments in the Local Partnerships sold on August 19, 2013. The Villa Mirage I and Villa Mirage II property sales closed September 27, 2012.    Subsequent to the receipt of the anticipated proceeds related to the sale of the Meadow Lanes property, the Local Partnership, in which the Partnership is invested, will be dissolved and terminated, at which time the General Partner will commence the dissolution and termination of the Partnership.  There can be no assurance as to when the liquidation and dissolution of the Partnership will be completed but it is anticipated that the process will be completed prior to December 31, 2013.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.     MINE SAFETY DISCLOSURES

None.

Item 5.    OTHER INFORMATION

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2013, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2013.

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

CAPITAL REALTY INVESTORS-III
LIMITED PARTNERSHIP
(Registrant)

November 14, 2013	by:	/s/ William B. Dockser
DATE		William B. Dockser,
Director, Chairman of the Board
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 14, 2013	by:	/s/ H. William Willoughby
DATE		H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer